Form 10-Q
period 2018-03-31
IDEXX LABORATORIES INC /DE
filed 2018-05-04
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share,  was 86,863,215 on April 27, 2018.

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term/ Abbreviation	Definition

AOCI	Accumulated other comprehensive income or loss
ASU 2014-09	Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606); also referred to as the “New Revenue Standard”
ASU 2016-16	ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
ASU 2018-05	ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118
CAG	Companion Animal Group, a reporting segment that provides veterinarians diagnostic products and services and information management solutions that enhance the health and well-being of pets
Credit Facility	Our $850 million five-year unsecured revolving credit facility under an amended and restated credit agreement that was executed in December 2015, also referred to as line of credit
FASB	U.S. Financial Accounting Standards Board
LPD

Livestock, Poultry and Dairy, a reporting segment that provides diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve dairy efficiency

OPTI Medical

OPTI Medical Systems, Inc., a wholly-owned subsidiary of IDEXX Laboratories Inc., located in Roswell, Georgia. This business manufactures and supplies blood gas analyzers and consumables worldwide for the human point-of-care medical diagnostics market. The Roswell facility also manufactures electrolytes slides (instrument consumables) to run Catalyst One® and Catalyst Dx®, and blood gas analyzers and consumables for the veterinary market;  also referred to as OPTI.

Organic revenue growth

A non-GAAP financial measure and represents the percentage change in revenue, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, business acquisitions and divestitures

R&D	Research and Development
SaaS	Software-as-a-service
SEC	U.S. Securities and Exchange Commission
Senior Note Agreements	Private placement senior notes having an aggregate principal amount of approximately $600 million, referred to as senior notes and long-term debt
2017 Tax Act	The Tax Cuts and Jobs Act enacted on December 22, 2017, which includes significant changes to the U.S. corporate tax system
U.S. GAAP	Accounting principles generally accepted in the United States of America
Water	Water, a reporting segment that provides water microbiology testing products around the world

IDEXX LABORATORIES, INC.

Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2018	2017

ASSETS
Current Assets:
Cash and cash equivalents	$159,229	$187,675
Marketable securities	-	284,255
Accounts receivable, net of reserves of $4,808 in 2018 and $4,576 in 2017	259,865	234,597
Inventories	179,039	164,318
Other current assets	103,574	101,140
Total current assets	701,707	971,985
Long-Term Assets:
Property and equipment, net	384,246	379,096
Goodwill	201,022	199,873
Intangible assets, net	41,893	43,846
Other long-term assets	140,624	118,616
Total long-term assets	767,785	741,431
TOTAL ASSETS	$1,469,492	$1,713,416

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$70,409	$66,968
Accrued liabilities	210,384	253,418
Line of credit	407,500	655,000
Current portion of deferred revenue	40,545	29,181
Total current liabilities	728,838	1,004,567
Long-Term Liabilities:
Deferred income tax liabilities	27,529	25,353
Long-term debt	609,005	606,075
Long-term deferred revenue, net of current portion	68,529	35,545
Other long-term liabilities	84,573	95,718
Total long-term liabilities	789,636	762,691
Total liabilities	1,518,474	1,767,258

Commitments and Contingencies (Note 14)

Stockholders’ Deficit:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 104,676 shares in 2018 and 104,275 shares in 2017; Outstanding: 86,997 shares in 2018 and 87,104 shares in 2017	10,468	10,428
Additional paid-in capital	1,094,159	1,073,931
Deferred stock units: Outstanding: 217 units in 2018 and 229 units in 2017	5,772	5,988
Retained earnings	880,348	803,545
Accumulated other comprehensive loss	(34,206)	(36,470)
Treasury stock, at cost: 17,679 shares in 2018 and 17,171 shares in 2017	(2,005,813)	(1,911,528)
Total IDEXX Laboratories, Inc. stockholders’ deficit	(49,272)	(54,106)
Noncontrolling interest	290	264
Total stockholders’ deficit	(48,982)	(53,842)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,469,492	$1,713,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Revenue:
Product revenue	$317,440	$271,965
Service revenue	220,216	190,056
Total revenue	537,656	462,021
Cost of Revenue:
Cost of product revenue	118,246	103,027
Cost of service revenue	116,311	100,803
Total cost of revenue	234,557	203,830
Gross profit	303,099	258,191

Expenses:
Sales and marketing	100,101	87,244
General and administrative	60,931	52,914
Research and development	29,023	25,790
Income from operations	113,044	92,243
Interest expense	(9,274)	(8,589)
Interest income	579	1,083
Income before provision for income taxes	104,349	84,737
Provision for income taxes	14,873	15,679
Net income	89,476	69,058
Less: Net income attributable to noncontrolling interest	25	39
Net income attributable to IDEXX Laboratories, Inc. stockholders	$89,451	$69,019

Earnings per Share:
Basic	$1.02	$0.78
Diluted	$1.01	$0.77
Weighted Average Shares Outstanding:
Basic	87,331	88,117
Diluted	88,944	89,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Net income	$89,476	$69,058
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5,165	8,014
Unrealized loss on net investment hedge	(2,216)	(1,093)
Unrealized gain (loss) on investments, net of tax expense (benefit) of $40 in 2018 and $(26) in 2017	118	(39)
Unrealized loss on derivative instruments:
Unrealized loss, net of tax (benefit) of $(377) in 2018 and $(912) in 2017	(2,388)	(1,534)
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) expense of $(250) in 2018 and $401 in 2017	1,585	(674)
Unrealized loss on derivative instruments	(803)	(2,208)
Other comprehensive gain, net of tax	2,264	4,674
Comprehensive income	91,740	73,732
Less: comprehensive income attributable to noncontrolling interest	25	39
Comprehensive income attributable to IDEXX Laboratories, Inc.	$91,715	$73,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Cash Flows from Operating Activities:
Net income	$89,476	$69,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,804	20,307
Benefit of deferred income taxes	3,005	1,941
Share-based compensation expense	5,960	5,655
Other	1,091	860
Changes in assets and liabilities:
Accounts receivable	(21,800)	(19,429)
Inventories	(8,070)	(5,369)
Other assets and liabilities	(52,302)	(38,531)
Accounts payable	(1,939)	(3,687)
Deferred revenue	(1,327)	469
Net cash provided by operating activities	34,898	31,274
Cash Flows from Investing Activities:
Purchases of property and equipment	(23,726)	(23,647)
Purchase of marketable securities	(87)	(90,492)
Proceeds from the sale and maturities of marketable securities	284,125	87,476
Acquisitions of a business, net of cash acquired	-	(2,349)
Net cash provided (used) by investing activities	260,312	(29,012)
Cash Flows from Financing Activities:
(Repayments) borrowings on revolving credit facilities, net	(247,500)	60,000
Repurchases of common stock	(83,487)	(63,910)
Proceeds from exercises of stock options and employee stock purchase plans	14,551	12,526
Shares withheld for statutory tax withholding on restricted stock	(8,555)	(7,303)
Net cash (used) provided by financing activities	(324,991)	1,313
Net effect of changes in exchange rates on cash	1,335	1,932
Net (decrease) increase in cash and cash equivalents	(28,446)	5,507
Cash and cash equivalents at beginning of period	187,675	154,901
Cash and cash equivalents at end of period	$159,229	$160,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements of IDEXX Laboratories, Inc. and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information and with the requirements of Regulation S-X, Rule 10-01 for financial statements required to be filed as a part of this Quarterly Report on Form 10-Q. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to "IDEXX," the "Company," "we," "our" or "us" refer to IDEXX Laboratories, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements include the accounts of IDEXX Laboratories, Inc. and our wholly-owned and majority-owned subsidiaries. We do not have any variable interest entities for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2017, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March  31, 2018, are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and our Annual Report on Form 10-K for the year ended December 31, 2017, (the “2017 Annual Report”) filed with the SEC.

For the three months ended March 31, 2018, changes in stockholders’ equity included (i) changes in other comprehensive income reflected in the unaudited condensed consolidated statements of comprehensive income; (ii) changes in common stock and additional paid-in capital reflected in the unaudited condensed consolidated statements of cash flows (including share-based compensation expense, proceeds from exercise of stock options and employee stock purchase plans and repurchases of common stock); (iii) changes in noncontrolling interest; (iv) changes in net income and (v) adjustments to retained earnings in connection with the adoption of ASU 2014-09 and ASU 2016-16. The cumulative effect of applying these standards was an adjustment of $12.6 million to the opening balance of retained earnings. See “Note 2. Accounting Policies” for the impact of new accounting pronouncements adopted.

NOTE 2.      ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three months ended March 31, 2018 are consistent with those discussed in Note 2 to the consolidated financial statements in our 2017 Annual Report, except as noted below.

New Accounting Pronouncements Adopted

Effective January 1, 2018, we adopted the New Revenue Standard using the modified retrospective method for all contracts not completed as of the date of adoption.

We recognized the cumulative effect of initially applying the New Revenue Standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods presented. As a result of the adoption of ASU 2014-09, we have changed our accounting policy for revenue recognition and the details of the significant changes and quantitative impact of the changes are set out below.

Up-Front Customer Loyalty Programs. Our up-front loyalty programs provide customers with incentives in the form of cash or IDEXX Points upon entering into multi-year agreements to purchase annual minimum amounts of future products or services. Under previous U.S. GAAP, if up-front incentives were subsequently utilized to purchase instruments, we limited instrument revenue to the amount of consideration received from the customer at the time of placement that was not contingent on future purchases and consequently deferred instrument revenue and costs at the time of placement. The New Revenue Standard permits revenue recognition at the time of instrument placement when the consideration is committed, but contingent on the purchase of future goods and services. As a result, we have accelerated our recognition of instrument revenues and costs when up-front incentives are used to purchase instruments. The New Revenue Standard did not change our accounting for up-front payments to customers, which continue to be capitalized as customer acquisition costs, within other assets, and subsequently recognized as a reduction to revenue over the term of the agreement. We previously reported deferred instrument revenues and costs within net customer acquisition cost, and upon transition to the New Revenue Standard the decrease in deferred revenue and costs resulted in an increase in our reported customer acquisition costs.

Volume Commitment Programs. Our volume commitment programs provide customers with a free instrument or system upon entering into multi-year agreements to purchase annual minimum amounts of future products or services and includes our new IDEXX 360 program introduced in the first quarter of 2018. Under previous U.S. GAAP, we limited instrument revenue to the amount of consideration received from the customer at the time of placement that was not contingent on future purchases and consequently instrument revenue and cost were recognized over the term of the customer agreement. The New Revenue Standard permits revenue recognition at the time of instrument placement when the consideration is committed, but contingent on the purchase of future goods and services. As a result, we have accelerated recognition on instruments revenues and costs placed through our volume commitment programs. This change resulted in a net increase in current and long-term other assets upon transition to the New Revenue Standard as we recognized contract assets related to instrument revenue recognized in advance of billings, offset by a reduction in previously deferred instrument cost.

Instrument Rebate Programs. Our instrument rebate programs, previously referred to as IDEXX Instrument Marketing Programs, require an instrument purchase and provide customers the opportunity to earn future rebates based on the volume of products and services they purchase over the term of the program. Under previous U.S. GAAP, the total consideration in the contract, including an estimate of future optional purchases, was allocated to all products and services based on their standalone selling prices. This resulted in deferring a portion of instrument revenue related to our obligation to provide future rebate incentives, which was included in accrued liabilities. Under the New Revenue Standard, the total consideration in the contract is limited to only goods and services that the customer is presently obligated to purchase and does not include future purchases that are optional. The customer’s right to earn rebates on future purchases is accounted for as a separate performance obligation. The exclusion of optional future purchases resulted in the instrument absorbing a higher relative allocation of future rebates. Therefore, we defer an increased portion of instrument revenue upon placement, which is realized as higher recurring revenue when customers buy future products and services, offsetting future rebates as they are earned. This change resulted in an increase in current and long-term deferred revenue upon transition to the New Revenue Standard and a reduction to accrued and other long-term liabilities for rebate obligations that are now reported as deferred revenues.

Reagent Rental Programs. Our reagent rental programs provide customers the right to use our instruments upon entering into multi-year agreements to purchase annual minimum amounts of consumables. These types of agreements include an embedded operating lease for the right to use our instrument and no instrument revenue is recognized at the time of instrument installation. Under the New Revenue Standard, we continue to recognize a portion of the revenue allocated to the embedded lease concurrent with the future sale of consumables over the term of the agreement. We determine the amount of revenue allocated from the consumable to the embedded lease based on standalone selling prices and determine the rate of lease revenue recognition in proportion to the customer’s minimum volume commitment. There was no impact to our consolidated financial statements upon transition to the New Revenue Standard, as a result of our reagent rental programs.

Other Customer Incentive Programs. Certain agreements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified threshold of goods and services. Under the New Revenue Standard, we continue to record revenue reductions related to these customer incentive programs and record the related refund obligations in accrued liabilities based on the actual issuance of incentives, incentives earned but not yet issued and estimates of incentives to be earned in the future. There was no impact to our consolidated financial statements upon transition to the New Revenue Standard, as a result of our other customer incentive programs.

IDEXX Points. IDEXX Points may be applied to trade receivables due to us, converted to cash, or applied against the purchase price of IDEXX products and services. Under the New Revenue Standard, we continue to consider IDEXX Points equivalent to cash and IDEXX Points that have not yet been used by customers are included in accrued liabilities until utilized or expired. There was no impact to our consolidated financial statements upon transition to the New Revenue Standard, as a result of IDEXX Points.

Shipping and Delivery. Under previous U.S. GAAP, we recognized revenue and cost from the sales of diagnostic products and accessories upon delivery to the customer because our typical business practice is to cover losses incurred while in transit. Under the New Revenue Standard, revenue and costs are recognized when a customer obtains control of the product based on legal title transfer and our right to payment, which generally occurs at the time of shipment. This resulted in an acceleration of revenue and cost recognition and an increase in accounts receivable and a reduction in inventories upon transition to the New Revenue Standard.

Costs to Obtain a Contract. Under previous U.S. GAAP, we recognized sales commissions incurred to obtain long term product and service contracts as sales and marketing expenses as incurred. Under the New Revenue Standard, we defer commissions incurred to obtain long term contracts, when considered incremental and recoverable. Sales commissions are amortized as sales and marketing expenses consistently with the pattern of transfer for the product or service to which the asset relates. If the expected amortization period is one year or less, the sales commission is expensed when incurred. This change resulted in an increase to other current and long-term assets upon transition to the New Revenue Standard.

Income Taxes. The adoption of the New Revenue Standard primarily resulted in an acceleration of revenues under up-front customer loyalty programs and an increase in deferred revenue under instrument rebate programs, which in turn generated additional deferred tax assets within other long-term assets.

The cumulative effects of the changes made to our consolidated balance sheet as of January 1, 2018, in connection with the adoption of the New Revenue Standard were as follows (in thousands):

	Condensed Consolidated Balance Sheet

	Previous U.S. GAAP
	December 31, 2017	New U.S. GAAP	Attributed to the
	(Reported)	January 1, 2018	New Revenue Standard

ASSETS
Cash, cash equivalents and marketable securities	$471,930	$471,930	$-
Accounts receivable	234,597	237,281	2,684
Inventories	164,318	163,184	(1,134)
Property and equipment, net	379,096	379,096	-
Goodwill and intangible assets, net	243,719	243,719	-
Other assets	219,756	246,481	26,725
TOTAL ASSETS	$1,713,416	$1,741,691	$28,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$66,968	$66,968	$-
Accrued liabilities	253,418	254,381	963
Deferred income tax liabilities	25,353	25,087	(266)
Line of credit and long-term debt	1,261,075	1,261,075	-
Deferred revenue	64,726	110,158	45,432
Other long-term liabilities	95,718	82,840	(12,878)
Total liabilities	1,767,258	1,800,509	33,251

Stockholders’ Deficit:
Retained earnings	803,545	798,569	(4,976)
All other stockholders' deficit and noncontrolling interest	(857,387)	(857,387)	-
Total stockholders’ deficit	(53,842)	(58,818)	(4,976)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,713,416	$1,741,691	$28,275

The following tables compare the reported unaudited condensed consolidated balance sheet, statement of operations and cash flows, as of and for the three months ended March 31, 2018, to the pro forma amounts had the previous U.S. GAAP guidance been in effect (in thousands):

	Condensed Consolidated Balance Sheet
	As of March 31, 2018

		New U.S. GAAP	Attributed to the
	Previous U.S. GAAP	(As Reported)	New Revenue Standard

ASSETS
Cash and cash equivalents	$159,229	$159,229	$-
Accounts receivable	257,214	259,865	2,651
Inventories	180,328	179,039	(1,289)
Property and equipment, net	384,246	384,246	-
Goodwill and intangible assets, net	242,915	242,915	-
Other assets	212,896	244,198	31,302
TOTAL ASSETS	$1,436,828	$1,469,492	$32,664

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$70,409	$70,409	$-
Accrued liabilities	209,437	210,384	947
Deferred income tax liabilities	29,786	27,529	(2,257)
Line of credit and long-term debt	1,016,505	1,016,505	-
Deferred revenue	64,813	109,074	44,261
Other long-term liabilities	94,296	84,573	(9,723)
Total liabilities	1,485,246	1,518,474	33,228

Stockholders’ Deficit:
Retained earnings	880,785	880,348	(437)
Accumulated other comprehensive loss	(34,079)	(34,206)	(127)
All other stockholders' deficit and noncontrolling interest	(895,124)	(895,124)	-
Total stockholders’ deficit	(48,418)	(48,982)	(564)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,436,828	$1,469,492	$32,664

	Condensed Consolidated Statement of Operations
	For the Three Months Ended March 31, 2018

		New U.S. GAAP	Attributed to the
	Previous U.S. GAAP	(As Reported)	New Revenue Standard

Total revenue	$525,369	$537,656	$12,287
Total cost of revenue	227,965	234,557	6,592
Gross profit	297,404	303,099	5,695

Total operating expense	190,626	190,055	(571)
Income from operations	106,778	113,044	6,266
Interest expense	(9,274)	(9,274)	-
Interest income	862	579	(283)
Income before provision for income taxes	98,366	104,349	5,983
Provision for income taxes	13,429	14,873	1,444
Net income	$84,937	$89,476	$4,539

	Condensed Consolidated Statement of Cash Flows
	For the Three Months Ended March 31, 2018

		New U.S. GAAP	Attributed to the
	Previous U.S. GAAP	(As Reported)	New Revenue Standard
Cash Flows from Operating Activities:
Net income	$84,937	$89,476	$4,539
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit of deferred income taxes	1,088	3,005	1,917
All other adjustments to reconcile net income to net cash provided by operating activities	27,855	27,855	-
Changes in assets and liabilities, net	(78,982)	(85,438)	(6,456)
Net cash provided by operating activities	$34,898	$34,898	$-

There were no changes to cash flows from investing and financing activities as a result of the adoption of the New Revenue Standard.

Effective January 1, 2018, we adopted FASB ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. We recognized the cumulative effect of applying this standard as an adjustment to the opening balance of retained earnings and a reduction to other long-term assets of $7.7 million.

Effective January 1, 2018, we adopted FASB ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists on the classification of certain cash receipts and payments. We adopted this amendment on a retrospective basis. This amendment did not have an impact on our financial statements.

Effective January 1, 2018, we adopted FASB ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, to add guidance on the classification and presentation of restricted cash. These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this standard did not have an impact on our financial statements.

Effective January 1, 2018, we adopted FASB ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), to simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill. The adoption of this standard did not have an impact on our financial statements.

Effective January 1, 2018, we adopted FASB ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarification on accounting for modifications in share-based payment awards. The adoption of this guidance did not have an impact on our consolidated financial statements or related disclosures as there were no modifications to our share-based payment awards during the three months ended March 31, 2018.

In March 2018, we adopted FASB ASU 2018-05, Income Taxes  (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting to reflect the SEC’s interpretive guidance released on December 22, 2017, when the 2017 Tax Act was signed into law. See “Note 11. Income Taxes.”

Effective April 1, 2018, we early adopted FASB ASU 2017-12, Derivatives and Hedging (Topic 815), which amends the hedge accounting recognition and presentation requirements. The adoption of this guidance is not expected to have an impact on our consolidated financial statements or related disclosures, however it allows us to simplify our procedures to assess critical terms.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations’ leasing arrangements. Since then, the FASB has issued updates to ASU 2016-02. The principal difference from previous guidance is that effective upon adoption, the lease assets and lease liabilities arising from operating leases will be recognized in the balance sheet. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In transition, we are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including the option to utilize a number of practical expedients. We are in the process of evaluating our lessee and lessor arrangements to determine the impact of this amendment on our consolidated financial statements. This evaluation includes an extensive review of revenue through leasing arrangements as well as lease expenses, which are primarily through operating lease arrangements for most of our facilities. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), to allow a reclassification from accumulated other comprehensive income to retained earnings related to the stranded effects of the 2017 Tax Act. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. In transition, we are required to apply the amendments either in the period of adoption or retrospectively. We are currently evaluating the impact these amendments will have on our consolidated financial statements.

For a discussion of other accounting standards that have been issued by the FASB but are not yet effective, refer to the New Accounting Pronouncements Not Yet Adopted section in our 2017 Annual Report.

NOTE 3.     REVENUE RECOGNITION

Under the New Revenue Standard, revenue is recognized when, or as, performance obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to a customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer. To meet the requirements of the New Revenue Standard and accurately present the consideration received in exchange for promised products or services, we applied the prescribed five-step model outlined below:

1.	Identification of a contract or agreement with a customer
2.	Identification of our performance obligations in the contract or agreement
3.	Determination of the transaction price
4.	Allocation of the transaction price to the performance obligations
5.	Recognition of revenue when, or as, we satisfy a performance obligation

We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The timing of revenue recognition, billings, and cash collections results in accounts receivable, contract assets as a result of revenue recognized in advance of billings (included within other assets), and contract liabilities or deferred revenue as a result of receiving consideration in advance of revenue recognition within our unaudited condensed consolidated balance sheet. Our general payment terms range from 30 to 60 days, with exceptions in certain geographies. Below is a listing of our major categories of revenue for our products and services:

Diagnostic Products and Accessories.  Diagnostic products and accessories revenues, including VetLab consumables and accessories, rapid assay, LPD, Water, and OPTI testing products, are recognized and invoiced at the time of shipment, which is when the customer obtains control of the product based on legal title transfer and we have the right to payment. Shipping costs reimbursed by the customer are included in revenue and cost of sales. As a practical expedient, we do not account for shipping activities as a separate performance obligation.

Reference Laboratory Diagnostic and Consulting Services. Reference laboratory revenues are recognized and invoiced when the laboratory diagnostic service is performed.

Instruments, Software and Systems. CAG Diagnostics capital instruments, veterinary software and diagnostic imaging systems revenues are recognized and invoiced when the customer obtains control of the products based on legal title transfer and we have the right to payment, which generally occurs at the time of installation and customer acceptance. Our instruments, software, and systems are often included in one of our significant customer programs, as further described below. For veterinary software systems that include multiple performance obligations, such as perpetual software licenses and computer hardware, we allocate revenue to each performance obligation based on estimates of the price that we would charge the customer for each promised product or service if it were sold on a standalone basis.

Lease Revenue. Lease revenue on instrument systems under rental agreements and reagent rental programs is recognized on a ratable basis over the term of the agreement. Customers typically pay for rental agreements in equal monthly amounts over the term of the rental agreement. See below for revenue recognition under Reagent Rental Programs.

Extended Warranties and Post-Contract Support.  CAG Diagnostics capital instruments and diagnostic imaging systems extended warranties typically provide customers with continued coverage for a period of 1 to 5 years beyond the first-year standard warranty. Customers can either pay in full for the extended warranty at the time of instrument or system purchase or can be billed on a quarterly basis over the term of the contract. We recognize revenue associated with extended warranties over time on a ratable basis using a time elapsed measure of performance over the contract term, which approximates the expected timing in which applicable services are performed.

Veterinary software post-contract support provides customers with access to technical support when and as needed through access to call centers and online customer assistance. Post-contract support contracts typically have a term of 12 months and customers are billed for post-contract support in equal quarterly amounts over the term. We recognize revenue for post-contract support services over time on a ratable basis using a time elapsed measure of performance over the contract term, which approximates the expected timing in which applicable services are performed.

Upon adoption of the New Revenue Standard on January 1, 2018, our deferred revenue related to extended warranties and post-contract support was $40.3 million, of which approximately $11.8 million was recognized during the three months ended March 31, 2018. Furthermore, as a result of new agreements, our deferred revenues related to extended warranties and post-contract support were $41.3 million at March 31, 2018. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less, which are practical expedients provided within the New Revenue Standard. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $28.8 million at March 31, 2018, of which approximately 20%,  28%, and 22% are expected to be recognized during the remainder of 2018, the full year 2019, and the full year 2020, respectively. Additionally, we have determined these agreements do not include a significant financing component.

SaaS Subscriptions. We offer a variety of veterinary software and diagnostic imaging SaaS subscriptions including Neo, Animana, Pet Health Network Pro, Petly Plans, Web PACS, and rVetLink. We recognize revenue for our SaaS subscriptions over time on a ratable basis over the contract term, beginning on the date our service is made available to the customer. Our subscription contracts vary in term from monthly to 2 years. Customers typically pay for our subscription contracts in equal monthly amounts over the term of the agreement. Deferred revenue related to our SaaS subscriptions is not material.

Contracts with Multiple Performance Obligations.  We enter into contracts where customers purchase a combination of IDEXX products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately requires significant judgment. We determine the transaction price for a contract based on the consideration we expect to receive in exchange for the transferred goods or services. To the extent the transaction price includes variable consideration, such as volume rebates or expected price adjustments, we apply judgment in constraining the estimated variable consideration due to factors that may cause reversal of revenue recognized. We evaluate constraints based on our historical and projected experience with similar customer contracts.

We allocate revenue to each performance obligation in proportion to the relative standalone selling prices and recognize revenue when transfer of the related goods or services has occurred for each obligation. We utilize the observable standalone selling price when available, which represents the price charged for the performance obligation when sold separately. When standalone selling prices for our products or services are not directly observable we determine the standalone selling prices using relevant information available and apply suitable estimation methods including, but not limited to, the cost plus a margin approach. We recognize revenue as each performance obligation is satisfied, either at a point in time or over time, as described in the revenue categories above. We apply a practical expedient provided by the New Revenue Standard and do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less.

The following customer programs represent our most significant customer contracts which contain multiple performance obligations:

Customer Commitment Programs. We offer customer incentives upon entering into multi-year agreements to purchase annual minimum amounts of products and services.

Up-Front Customer Loyalty Programs. Our up-front loyalty programs provide customers with incentives in the form of cash payments or IDEXX Points upon entering into multi-year agreements to purchase annual minimum amounts of future products or services. If a customer breaches its agreement, they are required to refund all or a portion of the up-front cash or IDEXX Points, or make other repayments, remedial actions, or both. Up-front incentives to customers in the form of cash or IDEXX Points are not made in exchange for distinct goods or services and are capitalized as customer acquisition costs within other assets, which are subsequently recognized as a reduction to revenue over the term of the customer agreement. If these up-front incentives are subsequently utilized to purchase instruments, we allocate total consideration, including future committed purchases less up-front incentives and estimates of expected price adjustments, based on relative standalone selling prices to identified performance obligations and recognize instrument revenue and cost at the time of installation and customer acceptance. We have determined these agreements do not include a significant financing component.

Upon adoption of the New Revenue Standard on January 1, 2018, our capitalized customer acquisition costs were $107.5 million, of which approximately $7.2 million was recognized as a reduction of revenue during the three months ended March 31, 2018. Furthermore, as a result of new up-front customer loyalty payments, our capitalized customer acquisition costs were $113.8 million at March 31, 2018. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the three months ended March 31, 2018, were not material.

Volume Commitment Programs. Our volume commitment programs provide customers with a free instrument or system upon entering into multi-year agreements to purchase annual minimum amounts of products and services. We allocate total consideration, including future committed purchases and expected price adjustments, based on relative standalone selling prices to identified performance obligations and recognize instrument revenue and cost in advance of billing the customer at the time of installation and customer acceptance, which is also when the customer obtains control of the instrument based on legal title transfer. Our right to future consideration related to instrument revenue is recorded as a contract asset within other current and long-term assets. The contract asset is transferred to accounts receivables when customers are billed for future products and services over the term of the contract. We have determined these agreements do not include a significant financing component.

Upon adoption of the New Revenue Standard on January 1, 2018, our volume commitment contract assets were $5.6 million, of which approximately $1.3 million was reclassified to accounts receivable when customers were billed for related products and services during the three months ended March 31, 2018. Furthermore, as a result of new placements under volume commitment programs, our contract assets were $12.3 million at March 31, 2018. We monitor customer purchases over the term of their agreement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the three months ended March 31, 2018, were not material.

For our up-front customer loyalty and volume commitment programs, we estimate future revenues related to multi-year agreements to be approximately $878.5 million, of which approximately 23%,  24%, and 19% are expected to be recognized during the remainder of 2018, the full year 2019, and the full year 2020, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to purchase goods and services, net of the expected revenue reductions from customer acquisition costs and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

Instrument Rebate Programs. Our instrument rebate programs, previously referred to as IDEXX Instrument Marketing Programs, require an instrument purchase and provide customers the opportunity to earn future rebates based on the volume of products and services they purchase over the term of the program. We account for the customer’s right to earn rebates on future purchases as a separate performance obligation and determine the standalone selling price based on an estimate of rebates the customer will earn over the term of the program. Total consideration allocated to identified performance obligations is limited to goods and services that the customer is presently obligated to purchase and does not include estimates of future purchases that are optional. We allocate a portion of instrument revenue to our customer’s right to earn rebates on future purchases, which is deferred and recognized upon the purchase of future products and services, offsetting future rebates as they are earned.

Upon adoption of the New Revenue Standard on January 1, 2018, our deferred revenue related to instrument rebate programs was $65.9 million, of which approximately $4.6 million was recognized when customers purchased eligible products and services, and earned rebates during the three months ended March 31, 2018. Furthermore, as a result of new instrument purchases under rebate programs, our deferred revenues were $63.7 million at March 31, 2018, of which approximately 22%,  26% and 21% are expected to be recognized during the remainder of 2018, the full year 2019, and the full year 2020, respectively.

Reagent Rental Programs. Our reagent rental programs provide our customers the right to use our instruments upon entering into multi-year agreements to purchase annual minimum amounts of consumables. These types of agreements include an embedded operating lease for the right to use our instrument and no instrument revenue is recognized at the time of instrument installation. We determine the amount of lease revenue allocated to the instrument based on relative standalone selling prices and determine the pattern of instrument revenue recognition in proportion to the customer’s minimum purchase commitment. The cost of the instrument is capitalized within property and equipment, and is charged to cost of product revenue ratably over the term of the agreement.

We estimate future revenue to be recognized related to these multi-year agreements with customers of approximately $115.9 million, of which approximately 24%,  28%, and 22% are expected to be recognized during the remainder of 2018, the full year 2019, and the full year 2020, respectively. These represent future performance obligations not yet satisfied for which customers have committed to future purchases, net of any expected price adjustments, and as a result, may be lower than stated contractual commitments by our customers.

Other Customer Incentive Programs. Certain agreements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified purchase threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using both the most-likely-amount and expected-value approach, as applicable. Revenue adjustments that relate to performance obligations satisfied in prior periods during the three months ended March 31, 2018, were not material. Refund obligations related to customer incentive programs are recorded in accrued liabilities for the actual issuance of incentives, incentives earned but not yet issued and estimates of incentives to be earned in the future.

IDEXX Points. IDEXX Points may be applied to trade receivables due to us, converted to cash, or applied against the purchase price of IDEXX products and services. We consider IDEXX Points equivalent to cash and IDEXX Points that have not yet been used by customers are included in accrued liabilities until utilized or expired. Breakage is not material because customers can apply IDEXX Points to trade receivables at any time.

Accounts Receivable. We recognize revenue when it is probable that we will collect substantially all of the consideration to which we will be entitled, based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. We maintain allowances for doubtful accounts for potentially uncollectible receivables. We base our estimates on a detailed analysis of specific customer situations and a percentage of our accounts receivable by aging category. Additional allowances may be required if either the financial condition of our customers were to deteriorate or a strengthening U.S. dollar impacts the ability of foreign customers to make payments to us on their U.S. dollar denominated purchases. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. We have no significant customers that accounted for greater than 10% of our consolidated revenues and we have no concentration of credit risk as of March 31, 2018.

Disaggregated Revenues. We present disaggregated revenue for our CAG segment based on major product and service categories. Although Water and LPD do not meet the quantitative thresholds to be reported as separate segments, we believe it is important to disaggregate these revenues as major product and service categories within our Other reportable segment given their distinct markets, and therefore we have elected to report Water and LPD as reportable segments. The following table presents disaggregated revenue by major product and service categories for the period ending March 31, 2018 (in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
CAG segment revenue:
CAG Diagnostics recurring revenue:	$406,048	$346,680
IDEXX VetLab consumables	149,513	123,553
Rapid assay products	52,017	47,895
Reference laboratory diagnostic and consulting services	186,937	159,069
CAG Diagnostics service and accessories	17,581	16,163
CAG Diagnostics capital - instruments	30,895	26,183
Veterinary software, services and diagnostic imaging systems	33,890	30,364
CAG segment revenue	470,833	403,227

Water segment revenue	29,143	25,077
LPD segment revenue	32,240	29,317
Other segment revenue	5,440	4,400
Total revenue	$537,656	$462,021

Revenue by principal geographic area, based on customers’ domiciles, was as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017
United States	$327,461	$288,613
Europe, the Middle East and Africa	120,574	96,428
Asia Pacific Region	56,039	48,952
Canada	22,544	18,748
Latin America	11,038	9,280
Total	$537,656	$462,021

Costs to Obtain a Contract. We capitalize sales commissions and the related fringe benefits earned by our sales force when considered incremental and recoverable costs of obtaining a contract. Our contracts include performance obligations related to various goods and services, some of which are satisfied at a point in time and others over time. Commission costs related to performance obligations satisfied at a point in time are expensed at the time of sale, which is when revenue is recognized. Commission costs related to long-term service contracts and performance obligations satisfied over time, including extended warranties and SaaS subscriptions are deferred and recognized on a systematic basis that is consistent with the transfer of the goods or services to which the asset relates. We apply judgment in estimating the amortization period, which ranges from 3 to 7 years, by taking into consideration our customer contract terms, history of renewals, expected length of customer relationship, as well as the useful life of the underlying technology and products. Amortization expense is included in sales and marketing expenses in the accompanying unaudited condensed consolidated statements of operations. Deferred commission costs are periodically reviewed for impairment.

Upon adoption of the New Revenue Standard on January 1, 2018, our deferred commissions costs, included within other assets, were $11.8 million, and approximately $1.0 million of commissions expense was recognized during the three months ended March 31, 2018. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, our deferred commission costs were $12.4 million at March 31, 2018. Impairments of deferred commission costs during the three months ended March 31, 2018, were not material.

NOTE 4.    ACQUISITIONS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range and customer base or expanding our existing product lines. We had no acquisitions during the first quarter of 2018.

During the first quarter of 2017, we acquired a reference laboratory in Austria for approximately €1.3 million, with the majority of the acquisition price valued as an intangible asset. This acquisition was accounted for as an acquisition of a business and the results of operations of this reference laboratory have been included in our CAG segment since the acquisition date. Pro forma information has not been presented for this business acquisition because such information is not material to our financial statements.

NOTE 5.    SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units and employee stock purchase rights awarded during the three months ended March 31, 2018,  totaled $31.1 million as compared to $27.9 million for the three months ended March  31, 2017.  The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at March 31, 2018, was $67.2 million, which will be recognized over a weighted average period of approximately 2.3 years. During the three months ended March 31, 2018, we recognized expense of $5.9 million related to share-based compensation.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Three Months Ended
	March 31,
	2018	2017

Share price at grant	$178.26	$141.60
Expected stock price volatility	24%	26%
Expected term, in years	5.8	5.8
Risk-free interest rate	2.7%	2.0%
Weighted average fair value of options granted	$52.49	$40.51

Note 6.    marketable securities

As a result of the passage of the 2017 Tax Act during the fourth quarter of 2017, we liquidated our marketable securities held outside the U.S. during the first quarter of 2018 and recognized a loss of approximately $0.3 million. We repatriated these funds and reduced our revolving debt balance during the first quarter of 2018.

The amortized cost and fair value of marketable securities as of December 31, 2017, were as follows (in thousands):

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

Note 7.    Inventories

Inventories, which are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The components of inventories were as follows (in thousands):

	March 31,	December 31,
	2018	2017

Raw materials	$34,958	$32,994
Work-in-process	18,252	17,786
Finished goods	125,829	113,538
Inventories (Note 2)	$179,039	$164,318

NOTE 8.    Other current and long-term ASSETS

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017

Prepaid expenses	$28,720	$28,967
Taxes receivable	26,207	35,475
Customer acquisition costs (Notes 2 and 3)	30,354	23,520
Contract assets (Notes 2 and 3)	5,085	-
Deferred sales commissions (Notes 2 and 3)	4,369	-
Other assets (Notes 2 and 3)	8,839	13,178
Other current assets	$103,574	$101,140

Other long-term assets consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017

Investment in long-term product supply arrangements	$10,324	$9,949
Customer acquisition costs (Notes 2 and 3)	83,417	64,670
Contract assets (Notes 2 and 3)	7,202	-
Deferred sales commissions (Notes 2 and 3)	8,013	-
Deferred income taxes (Note 2)	9,823	7,698
Other assets (Notes 2 and 3)	21,845	36,299
Other long-term assets	$140,624	$118,616

Note 9.    Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017

Accrued expenses	$65,835	$64,430
Accrued employee compensation and related expenses	59,080	102,944
Accrued taxes	26,452	29,389
Accrued customer incentives and refund obligations (Notes 2 and 3)	59,017	56,655
Total accrued liabilities	$210,384	$253,418

Other long-term liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued taxes	$67,551	$66,506
Accrued customer incentives (Note 2)	-	12,956
Other accrued long-term expenses	17,022	16,256
Total other long-term liabilities	$84,573	$95,718

Note 10.    Repurchases of common STOCK

We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three months ended March 31, 2018 and 2017 was not material.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrender for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2018	2017

Shares repurchased in the open market	465	390
Shares acquired through employee surrender for statutory tax withholding	48	52
Total shares repurchased	513	442

Cost of shares repurchased in the open market	$86,188	$50,744
Cost of shares for employee surrenders	8,555	7,303
Total cost of shares	$94,743	$58,047

Average cost per share - open market repurchase	$185.23	$130.12
Average cost per share - employee surrenders	$178.83	$141.09
Average cost per share - total	$184.63	$131.41

NOTE 11.     INCOME TAXES

Our effective income tax rate was 14.3% for the three months ended March 31, 2018, as compared to 18.5% for the three months ended March 31, 2017. The decrease in our effective tax rate was primarily related to the reduction in our U.S. statutory rate as a result of the 2017 Tax Act, partially offset by lower tax benefits related to share-based compensation, as compared to the same period in the prior year.

As of December 31, 2017, we have accounted for the impacts of the 2017 Tax Act to the extent a reasonable estimate could be made and we recognized provisional amounts related to the deemed repatriation tax, offset by the remeasurement of our deferred tax assets and liabilities to record the effects of the tax law change in the period of enactment. This treatment is provided for in ASU 2018-05, which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law during the measurement period. The measurement period ends when the company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. During the first quarter of 2018, the Internal Revenue Service issued additional guidance providing clarification on certain aspects of the deemed repatriation tax calculation. The additional guidance did not result in an adjustment to the provisional amounts recorded as of December 31, 2017. We will continue to monitor for new guidance related to provisional amounts recorded.

Note 12.  ACCUMULATED OTHER Comprehensive Income

The changes in AOCI, net of tax, for the three months ended March  31, 2018 consisted of the following (in thousands):

For the Three Months Ended March 31, 2018	Unrealized (Loss) Gain on Investments, Net of Tax	Unrealized (Loss) Gain on Derivative Instruments, Net of Tax	Unrealized (Loss) on Net Investment Hedge, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2017	$(22)	$(5,219)	$(4,311)	$(26,918)	$(36,470)
Other comprehensive income (loss) before reclassifications	118	(2,388)	(2,216)	5,165	679
Gains reclassified from accumulated other comprehensive income	-	1,585	-	-	1,585
Balance as of March 31, 2018	$96	$(6,022)	$(6,527)	$(21,753)	$(34,206)

The following is a summary of reclassifications out of AOCI for the three months ended March 31, 2018 and 2017 (in thousands):

Details about AOCI Components	Affected Line Item in the Statement of Operations	Amounts Reclassified from AOCI For the Three Months Ended March 31,
		2018	2017
(Losses) gains on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$(1,835)	$1,075
	Tax (benefits) expense	(250)	401
	(Losses) gains, net of tax	$(1,585)	$674

Note 13.  Earnings per Share

Basic earnings per share is computed by dividing net income attributable to our stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the total unrecognized compensation expense for unvested share-based compensation awards would be used to purchase our common stock at the average market price during the period. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent. See Note 4 to the consolidated financial statements in our 2017 Annual Report for additional information regarding deferred stock units.

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share for the three months ended March  31, 2018 and 2017 (in thousands):

	For the Three Months Ended
	March 31,
	2018	2017

Shares outstanding for basic earnings per share	87,331	88,117

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	87,331	88,117
Dilutive effect of share-based payment awards	1,613	1,877
	88,944	89,994

Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended
	March 31,
	2018	2017

Weighted average number of shares underlying anti-dilutive options	167	182

Weighted average number of shares underlying anti-dilutive restricted stock units	-	47

Note 14.  Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at March 31, 2018, are consistent with those discussed in Note 14 to the consolidated financial statements in our 2017 Annual Report.

Note 15.   Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. Our reportable segments include diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve dairy efficiency, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment combines and presents products for the human point-of-care medical diagnostics market with our pharmaceutical product line and our out-licensing arrangements.

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

The following is a summary of segment performance for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2018
Revenue	$470,833	$29,143	$32,240	$5,440	$-	$537,656

Income (loss) from operations	$100,398	$12,462	$2,961	$498	$(3,275)	$113,044
Interest expense, net						(8,695)
Income before provision for income taxes						104,349
Provision for income taxes						14,873
Net income						89,476
Less: Net income attributable to noncontrolling interest						25
Net income attributable to IDEXX Laboratories, Inc. stockholders						$89,451

2017
Revenue	$403,227	$25,077	$29,317	$4,400	$-	$462,021

Income (loss) from operations	$79,855	$10,263	$3,802	$393	$(2,070)	$92,243
Interest expense, net						(7,506)
Income before provision for income taxes						84,737
Provision for income taxes						15,679
Net income						69,058
Less: Net income attributable to noncontrolling interest						39
Net income attributable to IDEXX Laboratories, Inc. stockholders						$69,019

See “Note 3. Revenue Recognition” for a summary of disaggregated revenue by reportable segment and by major product and service category for the three months ended March 31, 2018 and 2017.

Note 16.   FAIR VALUE MEASUREMENTS

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

We have certain financial assets and liabilities that are measured at fair value on a recurring basis, certain nonfinancial assets and liabilities that may be measured at fair value on a nonrecurring basis and certain financial assets and liabilities that are not measured at fair value in our unaudited condensed consolidated balance sheets but for which we disclose the fair value. The fair value disclosures of these assets and liabilities are based on a three-level hierarchy, which is defined as follows:

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the three months ended March  31, 2018.

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

          Our foreign currency exchange contracts are measured at fair value on a recurring basis in our accompanying unaudited condensed consolidated balance sheets. We measure the fair value of our foreign currency exchange contracts classified as derivative instruments using an income approach, based on prevailing market forward rates less the contract rate multiplied by the notional amount. The product of this calculation is then adjusted for counterparty risk.

The amounts outstanding under our unsecured revolving credit facility (“Credit Facility” or “line of credit”) and senior notes (“long-term debt”) are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $619.8 million and $609.5 million, respectively, as of March  31, 2018, and $632.0 million and $606.6 million, respectively, as of December 31, 2017.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at March 31, 2018, and at December 31, 2017, by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of March 31, 2018	(Level 1)	(Level 2)	(Level 3)	March 31, 2018

Assets
Money market funds(1)	$13,246	$-	$-	$13,246
Equity mutual funds(2)	$2,069	$-	$-	$2,069
Foreign currency exchange contracts(3)	$-	$892	$-	$892
Liabilities
Foreign currency exchange contracts(3)	$-	$7,741	$-	$7,741
Deferred compensation(4)	$2,069	$-	$-	$2,069

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2017	(Level 1)	(Level 2)	(Level 3)	December 31, 2017

Assets
Money market funds(1)	$32,962	$-	$-	$32,962
Certificates of deposit(1)	$-	$1,250	$-	$1,250

Marketable Securities
Corporate bonds	$-	$140,886	$-	$140,886
Certificates of deposit	-	58,510	-	58,510
Commercial paper	-	29,171	-	29,171
Asset backed securities	-	22,167	-	22,167
U.S. government bonds	-	15,611	-	15,611
Agency bonds	-	10,947	-	10,947
Treasury bills	-	6,963	-	6,963
Total marketable securities	$-	$284,255	$-	$284,255

Equity mutual funds(2)	$2,162	$-	$-	$2,162
Foreign currency exchange contracts(3)	$-	$477	$-	$477
Liabilities
Foreign currency exchange contracts(3)	$-	$6,468	$-	$6,468
Deferred compensation(4)	$2,162	$-	$-	$2,162

_____________

(1)

Money market funds and certificates of deposit with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of March 31, 2018 and December 31, 2017, consisted of demand deposits. Certificates of deposit with an original maturity of over ninety days are included within marketable securities.

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

We recognize all hedging instruments on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See “Note 12. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on our unaudited condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017.

We enter into master netting arrangements with the counterparties to our derivative transactions which permit certain outstanding receivables and payables to be offset in the event of default. Our derivative contracts do not require either party to post cash collateral. We elect to present our derivative assets and liabilities in the unaudited condensed consolidated balance sheets on a gross basis. All cash flows related to our foreign currency exchange contracts are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged.

Cash Flow Hedges

We have designated our foreign currency exchange contracts as cash flow hedges as these derivative instruments mitigate the exposure to variability in the cash flows of forecasted transactions attributable to foreign currency exchange. Unless noted otherwise, we have also designated our derivative instruments as qualifying for hedge accounting treatment.

We did not de-designate any instruments from hedge accounting treatment during the three months ended March 31, 2018 or 2017. Gains or losses related to hedge ineffectiveness during the three months ended March 31, 2018 and 2017 were not material.  At March 31, 2018, the estimated amount of net losses, net of income tax benefit, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $5.8 million if exchange rates do not fluctuate from the levels at March 31, 2018.

We hedge approximately 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, Australian dollar and Swiss franc. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $210.4 million and $176.5 million at March  31, 2018 and December 31, 2017, respectively.

Net Investment Hedge

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded losses of $2.2 million, net of income tax, within AOCI as a result of this net investment hedge for the three months ended March  31, 2018. The related cumulative unrealized loss recorded at March 31, 2018 will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or a portion of the hedge no longer qualifies for hedge accounting treatment. See Note 11 to the consolidated financial statements included in our 2017 Annual Report for further information regarding the issuance of these euro-denominated notes.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following (in thousands):

		Hedging Assets
		March 31,	December 31,
		2018	2017

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$452	$477
Foreign currency exchange contracts	Other long-term assets	440	-
Total derivative instruments presented as cash flow hedges on the balance sheet		892	477
Gross amounts subject to master netting arrangements not offset on the balance sheet		815	477
Net amount		$77	$-

		Hedging Liabilities
		March 31,	December 31,
		2018	2017

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$7,249	$6,468
Foreign currency exchange contracts	Other long-term liabilities	492	-
Total derivative instruments presented as cash flow hedges on the balance sheet		7,741	6,468
Foreign currency borrowings designated as net investment hedge on the balance sheet	Long-term debt	109,481	106,567
Total hedging instruments presented on the balance sheet		117,222	113,035
Gross amounts subject to master netting arrangements not offset on the balance sheet		815	477
Net amount		$116,407	$112,558

See “Note 12. Accumulated Other Comprehensive Income” for gains and losses recognized in AOCI on derivative instruments for the three months ended March 31, 2018.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to future revenue growth rates, future tax benefits; business trends, earnings and other measures of financial performance;  the effect of economic downturns on our business performance; projected impact of foreign currency exchange rates; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; the adoption and projected impact of new accounting standards; future commercial efforts; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including the matters discussed in Item 1A, “Risk Factors” described in our 2017 Annual Report and this Quarterly Report on Form 10-Q, as well as those described from time to time in our other periodic reports filed with the SEC.

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

You should read the following discussion and analysis in conjunction with our 2017 Annual Report that includes additional information about us, our results of operations, our financial position, and our cash flows, and with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Other Items. See “Part I. Item 1. Business - Patents and Licenses” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report for additional information regarding distributor purchasing and inventories, economic conditions and patent expiration.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.  Excluding the adoption of the New Revenue Standard, the critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three months ended March 31, 2018, are consistent with those discussed in our 2017 Annual Report in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”

Revenue Recognition. We adopted the New Revenue Standard in the first quarter of 2018 on a modified-retrospective basis. While the New Revenue Standard will not impact the overall economics of our products and services sold under customer marketing and incentive programs, it has changed the timing of revenue recognition. For more information regarding the adoption of the New Revenue Standard and new revenue recognition accounting policies, see Note 2 and Note 3, respectively, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Future market conditions and changes in product offerings may cause us to change marketing strategies to increase or decrease customer incentive offerings, possibly resulting in incremental reductions of revenue in future periods as compared to reductions in the current or prior periods. Additionally, certain customer programs require us to estimate, based on historical experience, and apply judgment to predict the number of customers who will participate and earn the incentives. In determining estimated revenue reductions, we utilize data collected directly from end-users. Differences between estimated and actual customer participation in programs may impact the amount and timing of revenue recognition. At March 31, 2018, a 5% change in total transaction price resulting from variable consideration would have increased or reduced revenue by approximately $0.5 million.

Recent Accounting Pronouncements

We are evaluating the impact that other recent accounting standards and amendments will have on our consolidated financial statements as described in Note 2 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three months ended March 31, 2018, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

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

We also exclude from organic revenue growth the effect of certain business acquisitions and divestitures because the nature, size and number of these transactions can vary dramatically from period to period, and because they either require or generate cash as an inherent consequence of the transaction, and therefore can also obscure underlying business and operating trends. Effective January 1, 2018, we exclude only acquisitions that are considered to be a business from organic revenue growth. We consider acquisitions to be a business when all three elements of inputs, processes and outputs are present, consistent with ASU 2017-01, “Business Combinations: (Topic 805) Clarifying the Definition of a Business”. In a business combination, if substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, we do not consider these assets to be a business and effective January 1, 2018, we include these acquisitions in organic revenue growth. A typical acquisition that we do not consider a business is a customer list asset acquisition, which does not have all elements necessary to operate a business, such as employees or infrastructure. We believe the efforts required to convert and retain these acquired customers are similar in nature to our existing customer base and therefore are included in organic revenue growth. This change did not have a material impact on organic revenue growth during the three months ended March 31, 2018. Prior to January 1, 2018, we excluded all acquisitions from organic revenue growth. This change would not have impacted previously reported organic revenue growth for the three months ended March 31, 2018, as all acquisitions were business acquisitions.

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

Comparison to Prior Periods. Our fiscal quarter ended on March 31. Unless otherwise stated, the analysis and discussion of our financial condition, results of operations and liquidity, including references to growth and organic growth and increases and decreases, are being compared to the equivalent prior year period.

Results of Operations

Three Months Ended March  31, 2018, Compared to Three Months Ended March  31, 2017

Total Company. The following table presents total Company revenue by operating segment:

	For the Three	For the Three
Net Revenue	Months Ended	Months Ended			Percentage	Percentage	Organic
	March 31,	March 31,	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	2018	2017	Change	Change	Currency	Acquisitions	Growth (1)

CAG	$470,833	$403,227	$67,606	16.8%	3.6%	0.1%	13.1%
United States	308,286	270,488	37,798	14.0%	-	0.1%	13.9%
International	162,547	132,739	29,808	22.5%	10.9%	-	11.5%

Water	29,143	25,077	4,066	16.2%	4.4%	-	11.8%
United States	13,921	13,019	902	6.9%	-	-	6.9%
International	15,222	12,058	3,164	26.2%	9.5%	-	16.8%

LPD	32,240	29,317	2,923	10.0%	8.0%	-	2.0%
United States	3,313	3,484	(171)	(4.9%)	-	-	(4.9%)
International	28,927	25,833	3,094	12.0%	9.2%	-	2.8%

Other	5,440	4,400	1,040	23.6%	1.3%	-	22.3%

Total Company	$537,656	$462,021	$75,635	16.4%	4.0%	0.1%	12.3%
United States	327,461	288,613	38,848	13.5%	-	0.1%	13.4%
International	210,195	173,408	36,787	21.2%	10.4%	-	10.8%
(1)	Amounts presented may not recalculate to organic revenue growth rates due to rounding.

Total Company Revenue. The increase in both U.S. and international organic revenues was driven by strong volume gains in CAG Diagnostics recurring revenue, supported by our differentiated diagnostic technologies that are driving increased volumes from new and existing customers in our reference laboratory business and the continued expansion of our CAG Diagnostics instrument installed base. International organic growth was strong in Europe and Asia Pacific, reflecting the aforementioned CAG Diagnostics recurring volume driven growth. Our Water business also contributed to our international growth,  primarily from higher sales volumes of our Colilert test products and related accessories.  Total company revenue included approximately $12 million in the first quarter that was attributed to the New Revenue Standard.

	For the Three Months Ended March 31,				Change
Total Company - Results of Operations		Percent of		Percent of
(dollars in thousands)	2018	Revenue	2017	Revenue	Amount	Percentage

Revenues	$537,656		$462,021		$75,635	16.4%
Cost of revenue	234,557		203,830		30,727	15.1%
Gross profit	303,099	56.4%	258,191	55.9%	44,908	17.4%

Operating Expenses:
Sales and marketing	100,101	18.6%	87,244	18.9%	12,857	14.7%
General and administrative	60,931	11.3%	52,914	11.5%	8,017	15.2%
Research and development	29,023	5.4%	25,790	5.6%	3,233	12.5%
Total operating expenses	190,055	35.3%	165,948	35.9%	24,107	14.5%
Income from operations	$113,044	21.0%	$92,243	20.0%	$20,801	22.6%

Gross Profit. Gross profit increased due to higher sales volumes and a 50 basis point increase in the gross profit percentage. The increase in the gross profit percentage was supported by the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio, the favorable impact of lower product and manufacturing costs, and favorable mix benefits from high growth in CAG Diagnostic recurring revenues. The impact from foreign currency movements including the impact of hedge gains in the prior period compared to hedge losses in the current period, did not have a material impact. Gross profit included approximately $5.7 million in the first quarter attributable to the New Revenue Standard.

Operating Expense. The increase in total Company sales and marketing expense was due primarily to increased personnel-related costs as we continue to invest in and grow our global commercial infrastructure. The increase in general and administrative expense resulted primarily from information technology investments, including ongoing depreciation and maintenance associated with prior year projects, and higher personnel-related costs, partially offset by certain information technology costs that are now captured within cost of revenue. Research and development expense increased primarily due to higher personnel-related costs. The overall change in currency exchange rates resulted in an increase in operating expenses of approximately 4%.

 Companion Animal Group

The following table presents revenue by product and service category for CAG:

					Percentage	Percentage
Net Revenue	For the Three	For the Three			Change	Change	Organic
	Months Ended	Months Ended	Dollar	Percentage	from	from	Revenue
(dollars in thousands)	March 31, 2018	March 31, 2017	Change	Change	Currency	Acquisitions	Growth (1)

CAG Diagnostics recurring revenue:	$406,048	$346,680	$59,368	17.1%	3.7%	-	13.4%
IDEXX VetLab consumables	149,513	123,553	25,960	21.0%	4.3%	-	16.7%
Rapid assay products	52,017	47,895	4,122	8.6%	1.9%	-	6.7%
Reference laboratory diagnostic and consulting services	186,937	159,069	27,868	17.5%	3.8%	-	13.7%
CAG diagnostics services and accessories	17,581	16,163	1,418	8.8%	4.1%	-	4.6%
CAG Diagnostics capital - instruments	30,895	26,183	4,712	18.0%	6.1%	-	11.9%
Veterinary software, services and diagnostic imaging systems	33,890	30,364	3,526	11.6%	0.7%	1.0%	9.9%
Net CAG revenue	$470,833	$403,227	$67,606	16.8%	3.6%	0.1%	13.1%
(1)	Amounts presented may not recalculate to organic revenue growth rates due to rounding

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was due primarily to increased volumes in reference laboratory diagnostic services and IDEXX VetLab consumables and, to a lesser extent, higher realized prices. CAG Diagnostic recurring revenue included approximately $4.3 million in the first quarter that was attributed to the New Revenue Standard.

IDEXX VetLab consumables revenue growth was primarily due to higher sales volumes in the U.S., Europe, and the Asia-Pacific region for our Catalyst consumables, and to a lesser extent Procyte Dx consumables and Sedivue Dx®  analyzer pay-per-run sales, supported by growth in testing by new and existing customers and our expanded menu of available tests, as well as benefits from higher average unit sales prices. VetLab consumables revenue included approximately $2.7 million in the first quarter that was attributed to the New Revenue Standard.

The increase in rapid assay revenue resulted from higher sales volumes and average unit prices of canine SNAP®  4Dx Plus tests and higher sales volumes of single analyte SNAP products and SNAP feline combination products. Rapid assay revenue included approximately $0.2 million in the first quarter that was attributed to the New Revenue Standard.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to the impact of higher testing volumes throughout our worldwide network of laboratories, most prominently in the U.S., resulting from increased testing from new and existing customers, supported by our differentiated diagnostic technologies, such as IDEXX SDMA™ and fecal antigen testing. The increase in revenue was also the result of higher average unit sales prices. Reference laboratory diagnostic and consulting revenue included approximately $1.5 million in the first quarter that was attributed to the New Revenue Standard.

CAG Diagnostics services and accessories revenue growth was primarily a result of the increase in our active installed base of instruments.

CAG Diagnostics Capital – Instruments Revenue. The increase in instrument revenue reflects increased SediVue Dx and Catalyst analyzer placements, supported by the introduction of a new volume commitment program we refer to as IDEXX 360. The success of our new IDEXX 360 program caused a shift away from both our instrument rebate and reagent rental programs during the first quarter, which resulted in increased upfront instrument revenue recognition attributed to the New Revenue Standard. CAG Diagnostic capital instrument revenue included approximately $6.9 million in the first quarter that was attributed to the New Revenue Standard.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in revenue was primarily due to increased diagnostic imaging system placements and higher veterinary subscription service revenue, partially offset by lower relative diagnostic imaging system prices. Veterinary software, services and diagnostic imaging revenue included approximately $0.6 million in the first quarter attributed to the New Revenue Standard.

The following table presents the CAG segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations		Percent of		Percent of
(dollars in thousands)	2018	Revenue	2017	Revenue	Amount	Percentage

Revenues	$470,833		$403,227		$67,606	16.8%
Cost of revenue	208,900		182,157		26,743	14.7%
Gross profit	261,933	55.6%	221,070	54.8%	40,863	18.5%

Operating Expenses:
Sales and marketing	89,106	18.9%	77,782	19.3%	11,324	14.6%
General and administrative	51,135	10.9%	44,067	10.9%	7,068	16.0%
Research and development	21,294	4.5%	19,366	4.8%	1,928	10.0%
Total operating expenses	161,535	34.3%	141,215	35.0%	20,320	14.4%
Income from operations	$100,398	21.3%	$79,855	19.8%	$20,543	25.7%

Gross Profit. Gross profit increased primarily due to higher sales volume and an 80 basis point increase in the gross profit percentage. The gross profit percentage was supported by the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio, partially offset by higher information technology costs that were previously captured within operating expenses. The impact from foreign currency movements increased gross profit margin by less than 10 basis points, including the impact of hedge gains in the prior period compared to hedge losses in the current period. Gross profit included approximately $5.4 million in the first quarter attributable to the New Revenue Standard.

Operating Expense. The increase in sales and marketing expense was due primarily to increased personnel-related costs as we continue to invest in  our global commercial infrastructure, offset by approximately $0.6 million in deferred costs to obtain contracts under the New Revenue Standard. The increase in general and administrative expense resulted primarily from higher personnel-related costs and incremental information technology investments. The increase in research and development expense was due primarily to increased personnel-related costs. The overall change in currency exchange rates resulted in an increase in operating expenses of approximately 4%.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations		Percent of		Percent of
(dollars in thousands)	2018	Revenue	2017	Revenue	Amount	Percentage

Revenues	$29,143		$25,077		$4,066	16.2%
Cost of revenue	8,781		7,602		1,179	15.5%
Gross profit	20,362	69.9%	17,475	69.7%	2,887	16.5%

Operating Expenses:
Sales and marketing	4,065	13.9%	3,663	14.6%	402	11.0%
General and administrative	3,188	10.9%	2,931	11.7%	257	8.8%
Research and development	647	2.2%	618	2.5%	29	4.7%
Total operating expenses	7,900	27.1%	7,212	28.8%	688	9.5%
Income from operations	$12,462	42.8%	$10,263	40.9%	$2,199	21.4%

Revenue. The increase in revenue was attributable to higher sales volumes of our Colilert test products and related accessories, used in coliform and E. coli testing in North America and Europe, and the benefit of price increases in Latin America. Revenue growth in Latin America was driven by our go-direct initiative in Brazil, which contributed approximately 3% to revenue growth, including the impact of reductions in distributor inventories in the prior year and the benefit of price increases in the current year. Water revenue of approximately $0.4 million in the first quarter was attributed to the New Revenue Standard, as a result of accelerated revenue recognition upon shipping to customer instead of delivery to the customer. The favorable impact of currency movements increased revenue by approximately 4 percent.

Gross Profit. Gross profit increased due to higher sales volumes as well as a 20 basis point increase in the gross profit percentage. The increase in the gross profit percentage was primarily due to the net benefit of price increases, as well as decreases in manufacturing costs. The impact from foreign currency movements decreased gross profit margin by approximately 80 basis points, including the impact of hedge gains in the prior period compared to hedge losses in the current period. Gross profit included approximately $0.3 million in the first quarter attributable to the New Revenue Standard.

Operating Expenses. The increase in operating expense was primarily due to higher personnel-related costs in sales and marketing expenses and general and administrative expenses. Research and development expense was relatively unchanged. The overall change in currency exchange rates resulted in an increase in operating expenses of approximately 4%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations		Percent of		Percent of
(dollars in thousands)	2018	Revenue	2017	Revenue	Amount	Percentage

Revenues	$32,240		$29,317		$2,923	10.0%
Cost of revenue	14,593		12,472		2,121	17.0%
Gross profit	17,647	54.7%	16,845	57.5%	802	4.8%

Operating Expenses:
Sales and marketing	6,614	20.5%	5,535	18.9%	1,079	19.5%
General and administrative	4,910	15.2%	4,409	15.0%	501	11.4%
Research and development	3,162	9.8%	3,099	10.6%	63	2.0%
Total operating expenses	14,686	45.6%	13,043	44.5%	1,643	12.6%
Income from operations	$2,961	9.2%	$3,802	13.0%	$(841)	(22.1%)

Revenue. The increase in revenue was primarily due to an increase in swine and poultry testing and expanded pregnancy testing across most regions, as well as higher herd health screening in the Asia-Pacific region. These increases were partially offset by continued pressure in our dairy business. The favorable impact of currency movements increased revenue by approximately 8%.

Gross Profit. The increase in gross profit was due to higher sales volume partially offset by a 280 basis point reduction in the gross profit percentage. The decrease in the gross profit percentage reflected higher product costs. The impact from foreign currency movements increased gross profit margin by approximately 10 basis points, including the impact of hedge gains in the prior period compared to hedge losses in the current period.

Operating Expenses. The increase in sales and marketing expense was due primarily to increased personnel-related costs as we invest in our global commercial infrastructure. The increase in general and administrative expense resulted primarily from higher personnel-related costs. The increase in research and development expense was due primarily to increased personnel-related costs, partially offset by lower third-party costs. The overall change in currency exchange rates resulted in an increase in operating expenses of approximately 6%.

Other

The following table presents the Other results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations		Percent of		Percent of
(dollars in thousands)	2018	Revenue	2017	Revenue	Amount	Percentage

Revenues	$5,440		$4,400		$1,040	23.6%
Cost of revenue	3,366		2,289		1,077	47.1%
Gross profit	2,074	38.1%	2,111	48.0%	(37)	(1.8%)

Operating Expenses:
Sales and marketing	520	9.6%	619	14.1%	(99)	(16.0%)
General and administrative	804	14.8%	791	18.0%	13	1.6%
Research and development	252	4.6%	308	7.0%	(56)	(18.2%)
Total operating expenses	1,576	29.0%	1,718	39.0%	(142)	(8.3%)
Income from operations	$498	9.2%	$393	8.9%	$105	26.7%

Revenue. The increase in revenue was due to higher volumes and realized prices of our OPTI Medical products and services. The favorable impact of currency movements increased revenue by approximately 130 basis points.

Gross Profit. The decrease in gross profit was due to a 9.9% reduction in the gross profit percentage due primarily to higher OPTI Medical product costs and product mix, partially offset by higher realized prices. The overall change in currency exchange rates had no impact on the gross profit percentage.

Operating Expenses. The decrease in operating expense was due primarily to lower personnel costs in sales and marketing and research and development. General and administrative costs were consistent as compared to the prior period.

Unallocated Amounts

We estimate certain personnel-related costs and allocate these budgeted expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”

The following table presents the Unallocated Amounts results of operations:

	For the Three Months Ended March 31,		Change
Results of Operations
(dollars in thousands)	2018	2017	Amount	Percentage

Revenues	$-	$-	$-	N/A
Cost of revenue	(1,083)	(690)	(393)	57.0%
Gross profit	1,083	690	393	57.0%

Operating Expenses:
Sales and marketing	(204)	(355)	151	(42.5%)
General and administrative	894	716	178	24.9%
Research and development	3,668	2,399	1,269	52.9%
Total operating expenses	4,358	2,760	1,598	57.9%
Loss from operations	$(3,275)	$(2,070)	$(1,205)	58.2%

Gross Profit. Costs of revenues impacts that were not allocated to segments were relatively consistent.

Operating Expenses. The overall increase in operating expenses was primarily due to corporate function spending in research and development and higher than budgeted employee health costs. The overall increase in operating expenses was partially offset by increased allocations to our segments for certain employee incentive costs, as well as foreign exchange gains on monetary assets, as compared to losses in the prior year period.

Non-Operating Items

Interest Income. Interest income was $0.6 million for the three months ended March 31, 2018, as compared to $1.1 million for the three months ended March 31, 2017. The decrease in interest income was due primarily to the liquidation of our portfolio of marketable securities during the first quarter of 2018. We do not anticipate any material interest income for the remaining of 2018. The adoption of the New Revenue Standard decreased interest income by approximately $0.3 million.

Interest Expense. Interest expense was $9.3 million for the three months ended March 31, 2018, as compared to $8.6 million for the same period in the prior year. The increase in interest expense was due to higher variable interest rates on our Credit Facility, partially offset by lower average balances on our Credit Facility.

Provision for Income Taxes. Our effective income tax rate was 14.3% for the three months ended March 31, 2018, as compared to 18.5% for the three months ended March 31, 2017. The decrease in our effective tax rate was primarily related to the reduction in our U.S. statutory rate as a result of the 2017 Tax Act, partially offset by lower tax benefits related to share-based compensation.

Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. At March 31, 2018, we had $159.2 million of cash, cash equivalents and short-duration marketable securities, as compared to $471.9 million on December 31, 2017. Working capital, including our Credit Facility, totaled negative $27.1 million at March 31, 2018, as compared to negative $32.6 million at December 31, 2017. Additionally, at March 31, 2018, we had remaining borrowing availability of $441.5 million under our $850 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at similar rates to our existing borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, our portfolio of short-duration marketable securities, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing on favorable terms will also be sufficient for the foreseeable future to fund our business as currently conducted. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example to fund significant discretionary activities, we could elect to raise capital in the U.S. through debt or equity issuances. These alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and marketable securities are generally available without restrictions to fund ordinary business operations outside the U.S.

The following table presents cash, cash equivalents and marketable securities held domestically and by our foreign subsidiaries at March 31, 2018, and December 31, 2017:

Cash, cash equivalents and marketable securities	March 31,	December 31,
(dollars in thousands)	2018	2017

U.S.	$3,143	$5,902
Foreign	156,086	466,028
Total	$159,229	471,930

Total cash, cash equivalents and marketable securities held in U.S. dollars	$32,242	$334,339

Percentage of total cash, cash equivalents and marketable securities held in U.S. dollars	20.2%	70.8%

As a result of the passage of the 2017 Tax Act during the fourth quarter of 2017, we liquidated our marketable securities held outside the U.S. during the first quarter of 2018 and recognized a loss of approximately $0.3 million. We repatriated these funds and reduced our revolving debt balance during the first quarter of 2018.

Of the $159.2 million of cash and cash equivalents held as of March 31, 2018, approximately 92% was held as bank deposits and approximately 8% was invested in money market funds restricted to U.S. government and agency securities.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017

Days sales outstanding (1)	42.0	41.7	43.4	41.7	42.4
Inventory turns (2)	2.0	2.2	1.9	2.0	1.9

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2) Inventory turns represent inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Three Months Ended March 31,
(dollars in thousands)	2018	2017	Dollar Change

Net cash provided by operating activities	$34,898	$31,274	$3,624
Net cash provided (used) by investing activities	260,312	(29,012)	289,324
Net cash (used) provided by financing activities	(324,991)	1,313	(326,304)
Net effect of changes in exchange rates on cash	1,335	1,932	(597)
Net change in cash and cash equivalents	$(28,446)	$5,507	$(33,953)

Operating Activities. The increase in cash provided by operating activities of $3.6 million was driven primarily by the increase in net income, offset by the changes in operating assets and liabilities. The following table presents cash flows from changes in operating assets and liabilities:

	For the Three Months Ended March 31,
(dollars in thousands)	2018	2017	Dollar Change

Accounts receivable	$(21,800)	$(19,429)	$(2,371)
Inventories	(8,070)	(5,369)	(2,701)
Accounts payable	(1,939)	(3,687)	1,748
Deferred revenue	(1,327)	469	(1,796)
Other assets and liabilities	(52,302)	(38,531)	(13,771)
Total change in cash due to changes in operating assets and liabilities	$(85,438)	$(66,547)	$(18,891)

Cash used by accounts receivable during the three months ended March 31, 2018, as compared to the same period in the prior year, increased approximately $2.4 million as a result of higher revenues. Cash used by inventory during the three months ended March 31, 2018, as compared to the same period in the prior year, increased by $2.7 million, driven by timing of inventory receipts. The change in cash used by other assets and liabilities during the three months ended March 31, 2018, as compared to the same period in the prior year is primarily due to instrument placements under a new volume commitment program.

We have historically experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned and the seasonality of vector-borne disease testing, which has historically resulted in significant increases in accounts receivable balances during the first quarter of the year.

Investing Activities. Cash provided by investing activities was $260.3 million for the three months ended March 31, 2018, as compared to cash used by investing activities of $29.0 million for the same period in the prior year. The change from cash used by investing activities to cash provided by investing activities was primarily due to the sale of marketable securities as a result of our repatriation of cash and investments held by our foreign subsidiaries.

Financing Activities. Cash used by financing activities was $325.0 million for the three months ended March 31, 2018, as compared to cash provided by financing activities of $1.3 million for the same period in the prior year. The change from cash provided by financing activities to cash used by financing activities was due to a partial repayment on our revolving Credit Facility from repatriated foreign cash, partially offset by an increase in repurchases of our common stock.

Cash used to repurchase shares of our common stock increased  $19.6 million during the three months ended March 31, 2018, as compared to the same period in the prior year. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 10 to the unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Net borrowing and repayment activity under the Credit Facility resulted in cash used of $247.5 million during the three months ended March 31, 2018, as compared to cash provided by of $60.0 million in the same period of the prior year. At March 31, 2018, we had $407.5 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit that was issued in connection with claims under our workers’ compensation policy. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default.

Since December 2013, we have issued and sold through private placements senior notes having an aggregate principal amount of approximately $600 million pursuant to certain note purchase agreements (collectively, the “Senior Note Agreements”). The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. See Note 11 to the consolidated financial statements in our 2017 Annual Report for additional information regarding our senior notes.

Should we elect to prepay the senior notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Senior Note Agreements. Additionally, in the event of a change in control of the Company or upon the disposition of certain assets of the Company the proceeds of which are not reinvested (as defined in the Senior Note Agreements), we may be required to prepay all or a portion of the senior notes. The obligations under the senior notes may be accelerated upon the occurrence of an event of default under the applicable Senior Note Agreements, each of which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness and cross-acceleration to specified indebtedness.

Effect of currency translation on cash. The net effect of changes in foreign currency exchange rates are related to changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries. These changes will fluctuate for each period presented as the value of the U.S. dollar relative to the value of the foreign currencies changes. A currency’s value depends on many factors, including interest rates and the country’s debt levels and strength of economy.

Off Balance Sheet Arrangements. We have no off-balance sheet arrangements or variable interest entities, except for letters of credit and third party guarantees.

Financial Covenant. The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization and certain other non-cash charges (“Adjusted EBITDA”) not to exceed 3.5-to-1. At March 31, 2018, we were in compliance with the covenants of the Credit Facility and Senior Note Agreements. The following details our consolidated leverage ratio calculation as of March 31, 2018:

Twelve months ended
March 31,
Trailing 12 Months Adjusted EBITDA:	2018

Net income attributable to stockholders (as reported)	$283,576
Interest expense	37,910
Provision for income taxes	116,982
Depreciation and amortization	83,637
Share-based compensation expense	23,822
Adjusted EBITDA	$545,927

March 31,
Debt to Adjusted EBITDA Ratio:	2018

Line of credit	$407,500
Long-term debt	609,005
Total debt	1,016,505
Acquisition-related contingent consideration payable	3,537
Capitalized leases	392
U.S. GAAP change - deferred financing costs	476
Gross debt	1,020,910
Gross debt to Adjusted EBITDA ratio	1.87

Less: Cash and cash equivalents	(159,229)
Net debt	$861,681
Net debt to Adjusted EBITDA ratio	1.58

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at March 31, 2018, are consistent with those discussed in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 14 to the consolidated financial statements contained in our 2017 Annual Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2017 Annual Report. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the market risks described in our 2017 Annual Report, except for the impact of foreign exchange rates, as discussed below.

Foreign Currency Exchange Impacts. For the three months ended March 31, 2018, approximately 22% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies, as compared to 21% for the three months ended March 31, 2017. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. dollar denominated revenues.

Our foreign currency exchange impacts are comprised of three components: 1) local currency revenues and expenses; 2) the impact of hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. Based on projected revenues and expenses for the remainder of 2018, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1% strengthening of the U.S. dollar would reduce revenue by approximately $6 million and operating income by approximately $3 million. Additionally, we project our foreign currency hedge contracts in place as of March 31, 2018, would result in incremental offsetting gains of approximately $1.3 million. The impact of the intercompany and trade balances, and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have on such balances.

At our current foreign currency exchange rate assumptions, we anticipate the effect of a weaker U.S. dollar for the remainder of the year will have a favorable impact on our operating results by increasing our revenues, operating profit, and diluted earnings per share for the year ending December 31, 2018, by approximately $31 million, $8 million, and $0.07 per share, respectively. This favorable impact includes foreign currency hedging activity, which is expected to decrease total company operating profit by approximately $5 million and diluted earnings per share by approximately $0.04 for the year ending December 31, 2018. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimates assume that the value of the U.S. dollar relative to other currencies will reflect the euro at $1.20, the British pound at $1.37, the Canadian dollar at $0.77, the Australian dollar at $0.74; the Japanese yen at ¥111,  the Chinese renminbi at RMB 6.40 and the Brazilian real at R$3.55 to the U.S. dollar for the remainder of 2018.

The following table presents the foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share for the three months ended March 31, 2018 and 2017, as compared to the respective prior periods:

	For the Three Months Ended
(dollars in thousands)	March 31, 2018	March 31, 2017

Revenue impact	$17,816	$(2,955)

Operating profit impact, excluding hedge activity	$7,142	$(2,452)

Hedge gains - prior year	(1,075)	(809)
Hedge (losses) gains - current year	(1,835)	1,075
Hedging activity impact	(2,910)	266

Operating profit impact, including hedge activity	$4,232	$(2,186)
Diluted earnings per share impact, including hedge activity	$0.04	$(0.02)

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at March 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors" in our 2017 Annual Report, which could materially affect our business, financial condition, or future results. There have been no material changes from the risk factors previously disclosed in the 2017 Annual Report. The risks described in our 2017 Annual Report are not the only risks facing our Company and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(a)		(b)	(c)	(d)

January 1 to January 31, 2018	88,822		$173.72	87,727	4,898,365
February 1 to February 28, 2018	239,331		$180.88	192,587	4,705,778
March 1 to March 31, 2018	184,990		$194.73	184,990	4,520,788
Total	513,143	(2)	$184.63	465,304	4,520,788

The total shares repurchased include shares purchased in the open market and shares surrendered for employee statutory tax withholding. See Note 10 to the unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

(1)

On August 13, 1999, our Board of Directors approved and announced the repurchase of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The authorization has been increased by the Board of Directors on numerous occasions; most recently the maximum level of shares that may be repurchased under the program was increased from 65 million to 68 million shares on May 2, 2017. There is no specified expiration date for this share repurchase program. There were no other repurchase programs outstanding during the three months ended March 31, 2018, and no share repurchase programs expired during the period. Repurchases of 465,304 shares were made during the three months ended March 31, 2018, in transactions made pursuant to our share repurchase program.

(2)

During the three months ended March 31, 2018, we received 47,839 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

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

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: May 4, 2018	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)