Form 10-K
period 2018-12-31
IDEXX LABORATORIES INC /DE
filed 2019-02-15
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________.
COMMISSION FILE NUMBER: 0-19271
IDEXX LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	01-0393723 (I.R.S. Employer Identification No.)
ONE IDEXX DRIVE, WESTBROOK, MAINE (Address of principal executive offices)	04092 (ZIP Code)
Registrant’s telephone number, including area code:  207-556-0300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Based on the closing sale price on June 30, 2018 of the registrant’s Common Stock, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the NASDAQ Global Select Market, the aggregate market value of the voting stock held by non-affiliates of the registrant was $18,703,045,028. For these purposes, the registrant considers its directors and executive officers to be its only affiliates.
The number of shares outstanding of the registrant’s Common Stock was 86,006,526 on February 12, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Part III—Specifically identified portions of the Company’s definitive Proxy Statement to be filed in connection with the Company’s 2019 annual meeting of stockholders (the “2019 Annual Meeting”), to be held on May 8, 2019, are incorporated herein by reference.

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

Term/Abbreviation	Definition

2015 Amended Agreement	Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement executed in June 2015
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU 2014-09	Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), also referred to as the “New Revenue Standard”
ASU 2016-02	ASU 2016-02, Leases (Topic 842); also referred to as the "New Leasing Standard"
ASU 2016-09	ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
CAG	Companion Animal Group, a reporting segment that provides veterinarians diagnostic products and services and information management solutions that enhance the health and well-being of pets
cGMP	The FDA’s current Good Manufacturing Practice regulations
Credit Facility	Our $850 million five-year unsecured revolving credit facility under an amended and restated credit agreement that was executed in December 2015, also referred to as line of credit
EMA	Extended maintenance agreements
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share, if not specifically stated, EPS refers to earnings per share on a diluted basis
EU	European Union
FASB	U.S. Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FeLV	Feline leukemia virus
FIV	Feline immunodeficiency virus, similar to the virus that leads to AIDS in humans
Instrument rebate programs
Our customer instrument rebate programs, previously referred to as IDEXX Instrument Marketing Programs, which require an instrument purchase and provide customers the opportunity to earn future rebates based on the volume of products and services they purchase over the term of the program

IVLS	IDEXX VetLab Station, connects and integrates the diagnostic information from all the IDEXX VetLab analyzers and thus provides reference laboratory information management system capability
Kits and consumables	Rapid assay kits and IDEXX VetLab consumables
LPD
Livestock, Poultry and Dairy, a reporting segment that provides diagnostic products and services for livestock and poultry health and ensures the quality and safety of milk and improve dairy efficiency

Moss	Moss Inc., a supplier of certain components used in our SNAP products and certain livestock and poultry testing kits
OCI	Other comprehensive income or loss
OPTI Medical
OPTI Medical Systems, Inc., a wholly-owned subsidiary of IDEXX Laboratories Inc., located in Roswell, Georgia. This business manufactures and supplies blood gas analyzers and consumables worldwide for the human point-of-care medical diagnostics market. The Roswell facility also manufactures electrolytes slides (instrument consumables) to run Catalyst One®, Catalyst Dx®, and blood gas analyzers and consumables for the veterinary market, and is also referred to as OPTI.

Organic revenue growth
A non-GAAP financial measure that represents the percentage change in revenue, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, business acquisitions and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies.

Ortho	Ortho Clinical Diagnostics, Inc., a supplier of dry slide consumables used in our Catalyst One and Catalyst Dx Chemistry Analyzers and VetTest Chemistry Analyzer
Up-Front customer loyalty programs
Our up-front loyalty programs provides customers with incentives in the form of cash payments or IDEXX Points upon entering into multi-year agreements to purchase annual minimum amounts of future products or services

PACS	Picture archiving and communication software, our software solution for accessing, storing, and sharing diagnostic images
R&D	Research and Development
Reagent rentals	Instruments being placed at customer sites at little or no cost in exchange for a long-term customer commitment to purchase instrument consumables
Reported revenue growth	The percentage change in revenue reported in accordance with U.S. GAAP, as compared to the same period in the prior year
S&P	Standard & Poor’s

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
Volume commitment programs
Programs that provide customers with a free or discounted instrument or system upon entering into multi-year agreements to purchase annual minimum amounts of products and services, such as our IDEXX 360 program.

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

Our name, logo and the following terms used in this Annual Report on Form 10-K are either registered trademarks or trademarks of IDEXX Laboratories, Inc. in the United States and/or other countries: 4Dx®, Animana® Veterinary Software, Catalyst Dx®, Catalyst One®, Coag Dx™,  Colilert®,  Colisure®,  Cornerstone®,  DVMAX®,  Enterolert®,  Feline Triple®,  Filta-Max®,  Filta-Max xpress®,  IDEXX I-Vision CR®,  IDEXX I-Vision DR®,  IDEXX I-Vision Mobile™,  IDEXX ImageBank™  , IDEXX Neo®, IDEXX-PACS™, IDEXX SDMA®, IDEXX VetLab®,  IDEXX VPM™,  LaserCyte®, LaserCyte® Dx, OPTI®,  PetChek®,  PetDetect®,  Pet Health Network®, Petly® Plans, Practice Profile™,  ProCyte Dx®,  Pseudalert®,  Quanti-Tray®, rVetLink®, SediVue Dx®, IDEXX SmartService™, Smart Flow™, SNAP®,  SNAPduo®,  SNAP Pro®, SNAP® cPL™, SNAP® fPL™,  SNAPshot Dx®, IDEXX VetAutoread™,  VetConnect®, IDEXX VetLab®  UA™, VetLINK®,  VetLyte®,  VetStat®,  VetTest® and VetVault®. VetAutoread is a trademark of QBC Diagnostics.
໿

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2018, contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to future revenue growth rates, future tax benefits; business trends, earnings and other measures of financial performance;  the effect of economic downturns on our business performance; projected impact of foreign currency exchange rates; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; the adoption and projected impact of new accounting standards; future commercial efforts; future product launches; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events, are based on current estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K. Any forward-looking statements represent our estimates only as of the day this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public and they are subject to the risks and uncertainties described or cross-referenced in this section. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

PART I
ITEM 1.    BUSINESS

COMPANY OVERVIEW

IDEXX was incorporated in Delaware in 1983. We develop, manufacture, and distribute products and provide services primarily for the companion animal veterinary, livestock and poultry, dairy and water testing markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. Our primary products and services are:

•	Point-of-care veterinary diagnostic products, comprised of instruments, consumables, and rapid assay test kits;

•	Veterinary reference laboratory diagnostic and consulting services;

•	Practice management and diagnostic imaging systems and services used by veterinaries;

•	Health monitoring, biological materials testing, laboratory diagnostic instruments, and services used by the biomedical research community;

•	Diagnostic, health-monitoring products for livestock, poultry, and dairy;

•	Products that test water for certain microbiological contaminants; and

•	Point-of-care electrolytes and blood gas analyzers used in the human point-of-care medical diagnostics market.

Our purpose guides our strategy: to be a great company that creates exceptional long-term value for our customers, employees, and shareholders by enhancing the health and well-being of pets, people, and livestock.

DESCRIPTION OF BUSINESS BY SEGMENT

We operate primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”); water quality products (“Water”); and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and food, and improve dairy efficiency, which we refer to as Livestock, Poultry and Dairy (“LPD”).  Our Other operating segment combines and presents products for the human point-of-care medical diagnostics market (“OPTI Medical”) with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

The performance of our business is particularly subject to various risks that are associated with doing business internationally. For the year ended December 31, 2018, sales of products and services to customers outside the U.S. accounted for approximately 39% of our overall revenue. See “Part I, Item 1A. Risk Factors”, “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Part II, Item 8, Note 16. Segment Reporting" to the consolidated financial statements for the year ended December 31, 2018, included in this Annual Report on Form 10-K for more information about our segments and revenue from customers outside of the U.S.

CAG

$1,935
$1,703
$1.523
$1,067
$937
$820
$429
$364
$301
Revenue
Gross Profit
Operating Income
2018
2017
2016
in millions

We believe that the breadth of our full diagnostic solution, including novel products and services developed and made available only by IDEXX, as well as the seamless software integration of our offering provide a unique competitive advantage by giving veterinarians the tools and services to offer advanced veterinary medical care. We believe that with the use of our products and services, veterinary practices significantly improve the quality of veterinary care provided to their patients, increase staff efficiencies, and effectively communicate the value of this medical care to the pet owner. We believe that these capabilities, enabled by the use of IDEXX products and services, improve the financial health of the veterinary practice.

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
Integrated Diagnostic Information Management
VetConnect PLUS is a cloud-based technology that enables veterinarians to access and analyze patients’ data from all of IDEXX’s diagnostic modalities. These integrated diagnostic results provide the veterinarian with a visualization of patient-specific testing results, allowing the veterinarian to easily see and trend diagnostic results, enabling greater medical insight and enhanced decision-making. In addition, VetConnect PLUS provides instant mobile or browser-based access to results, which can be printed or emailed to pet owners and other veterinarians. In this way, VetConnect PLUS can aid veterinarians and practice staff in engaging the pet owner in the patient’s care, which can support greater compliance with medical recommendations or preventive care protocols. Customers have activated VetConnect PLUS in over 80 countries.

In-Clinic Diagnostic Solutions

Our in-clinic diagnostic solutions are comprised of our IDEXX VetLab suite of in-clinic chemistry, hematology, immunoassay, urinalysis, and coagulation analyzers, as well as associated proprietary consumable products that provide real-time reference lab quality diagnostic results. Our in-clinic diagnostic solutions also include a broad range of single-use, handheld IDEXX SNAP rapid assay test kits that provide quick, accurate, and convenient point-of-care diagnostic test results for a variety of companion animal diseases and health conditions.

The IDEXX VetLab suite includes several instrument systems, as well as associated proprietary consumable products, all of which are described below. Additionally, we offer extended maintenance agreements in connection with the sale of our instruments.

Blood and Urine Chemistry. We have three blood and urine chemistry analyzers that are used by veterinarians to measure levels of certain enzymes and other substances in blood or urine for monitoring health status and assisting in diagnosing physiologic conditions. We currently sell two of these chemistry analyzers, the Catalyst One Chemistry analyzer and the VetTest Chemistry analyzer. We previously sold the other chemistry analyzer, which is the Catalyst Dx Chemistry analyzer, and continue to support that product as part of the Catalyst platform. These three instruments use consumables manufactured for IDEXX by Ortho-Clinical Diagnostics, Inc. (“Ortho”) based on Ortho’s dry slide technology. In addition, the Catalyst analyzers also use dry slide electrolyte consumables manufactured by IDEXX at our Roswell, Georgia facility, as well as certain slides that are manufactured at our Westbrook, Maine facility. Blood tests commonly run on these analyzers include glucose, alkaline phosphatase, ALT (alanine aminotransferase), albumin, calcium, creatinine, blood urea nitrogen, total protein, and many others. Tests are sold individually and in prepackaged panels, called clips. All three analyzers also run a urine test called urine protein:creatinine ratio, which assists in the detection of renal disease.

The Catalyst analyzers provide significantly improved throughput, ease of use and test menu relative to the VetTest analyzer (our original chemistry analyzer), including the ability to run electrolytes, phenobarbital, fructosamine, total thyroxine (“T4”), C-reactive protein, and SDMA, as part of one run. Key ease-of-use features include the ability to run a whole blood sample using an on-board centrifuge, the ability to run pre-packaged, multi-slide clips in addition to single chemistry slides and an automated metering system. These analyzers also enable automated dilutions, which is an ease-of-use feature both for certain blood chemistries and the test for urine protein:creatinine ratio. The Catalyst Dx analyzer allows a veterinarian to run multiple patient samples simultaneously and both the Catalyst Dx and Catalyst One analyzers run different sample types including whole blood, plasma, serum, and urine. In addition, the Catalyst Dx and Catalyst One analyzers run a test to measure phenobarbital levels in blood, allowing veterinarians to adjust anticonvulsant medication more quickly and efficiently. Our fructosamine test helps veterinarians to diagnose and manage canine and feline diabetes mellitus, helping to assess insulin treatments, and adjust insulin dosages. We launched our total T4 test globally for use on the Catalyst One and Catalyst Dx analyzers during 2015. T4 testing is essential to assessing and managing thyroid function and is an accepted standard for baseline testing for both sick pets and preventive care in senior pets. We launched the Catalyst SDMA Test globally in 2018, which allows our customers to use the Catalyst One and Catalyst Dx analyzers to screen for SDMA, an innovative proprietary test that detects the onset of canine and feline kidney disease months or years earlier than traditional methods. The Catalyst SDMA Test is also available in a combo kit with T4.

The Catalyst One analyzer, launched in November 2014, is engineered to deliver the same laboratory-quality results and real-time work flow as the Catalyst Dx analyzer. The Catalyst One analyzer currently offers all the same tests as the Catalyst Dx, including an expanded menu of 32 tests.

We also have two other chemistry analyzers, the VetLyte Electrolyte analyzer and the VetStat Electrolyte and Blood Gas analyzer. The VetStat analyzer runs single-use disposable cassettes that are manufactured by IDEXX at our Roswell, Georgia facility.

Sales of consumables to customers who use our chemistry analyzers provide the majority of our instrument consumables revenues from our installed base of IDEXX VetLab instruments.

Hematology. We sell four hematology analyzers that assess the cellular components of blood, including red blood cells, white blood cells, and platelets (also called a complete blood count). These analyzers include the ProCyte Dx hematology analyzer, the first and only in-clinic analyzer to combine laser-flow cytometry, optical fluorescence, and laminar-flow impedance in its analysis; the LaserCyte Dx hematology analyzer, which uses laser-flow cytometry technology in their analysis; and the IDEXX VetAutoread hematology analyzer, our original hematology analyzer. In addition, the ProCyte Dx hematology analyzer, the LaserCyte Dx hematology analyzer, and the LaserCyte hematology analyzer each have the ability to analyze the components of certain body fluids. We also sell the Coag Dx analyzer, which permits the detection and diagnosis of blood clotting disorders.

The ProCyte Dx analyzer, our premier hematology analyzer, provides significantly improved throughput and accuracy and more complete medical information relative to the LaserCyte, LaserCyte Dx and VetAutoread hematology analyzers. The ProCyte Dx analyzer provides up to 26 different blood parameters, including the ability to detect band neutrophils, nucleated red blood cells, and reticulocyte hemoglobin for a more complete picture of a patient’s health. The ProCyte Dx is validated for many animal species (canine, feline, equine, bovine, ferret, rabbit, gerbil, pig, guinea pig, mini pig, llama, alpaca, camel, sheep, goat, dolphin, and hamster). The LaserCyte and LaserCyte Dx analyzers are the only other point of care hematology analyzers in the veterinary market able to report absolute reticulocyte counts.

Immunoassay Testing Instruments. During 2014, we launched the SNAP Pro Analyzer, which automatically activates a SNAP test, properly times the run, and captures an image of the result. This device improves medical care by allowing veterinarians to share the test results with the pet owner on the SNAP Pro Analyzer screen, or via VetConnect PLUS. In addition, the SNAP Pro Analyzer improves staff efficiency and ensures that all SNAP test runs are captured and entered into the patient record for customer billing. In January 2017, we launched ProRead for the SNAP Pro Analyzer. ProRead is a software upgrade that enables the SNAP Pro Analyzer to interpret the test results.

With multiple-patient testing functionality, the SNAPshot Dx analyzer provides quantitative measurements of total T4, cortisol and bile acids to assist in the evaluation of thyroid, adrenal and liver function, respectively. The SNAPshot Dx analyzer also reads, interprets, and records the results of many IDEXX rapid assay SNAP tests, including our canine SNAP 4Dx Plus test, feline SNAP FIV/FeLV Combo test, canine SNAP cPL test, feline SNAP fPL test, and canine SNAP Heartworm RT test.

Urinalysis.  In April 2016, we launched the SediVue Dx urine sediment analyzer in North America. In the fourth quarter of 2016 we launched the SediVue Dx analyzer in the UK and Australia.  During the first half of 2017, we continued our international launch of the SediVue Dx analyzer to include other parts of Europe and New Zealand. We continued to further our international deployment of SediVue Dx in 2018. The SediVue Dx analyzer is designed to provide automated real-time results in a fraction of the time of manual microscope analysis. The SediVue Dx analyzer brings automation, speed and consistency to urinalysis, a traditionally laborious and variable process. Its leading-edge technology allows veterinary staff to perform an urine sediment analysis in approximately 3 minutes. The SediVue Dx analyzer uses proprietary image processing algorithms similar to facial recognition technology to identify clinically relevant particles found in urine and to capture high-contrast digital images that become part of the permanent patient record. The SediVue Dx analyzer leverages its algorithmic software and machine-learning, a type of artificial intelligence, to better identify abnormalities with each result generated, which we refer to as Neural Network 3.0. The IDEXX VetLab UA analyzer provides rapid, automated capture of semi-quantitative chemical urinalysis from IDEXX UA strips and is validated specifically for veterinary use.

IDEXX VetLab Station. The IDEXX VetLab Station (“IVLS”) connects and integrates the diagnostic information from all the IDEXX VetLab analyzers, and thus, provides reference laboratory information management system capability. IVLS securely connects to the Internet, and in this way, enables IDEXX to perform, through its SmartService Solutions wireless services, remote instrument service and software updates to IVLS and certain connected instruments. IVLS also sends all results created on connected instruments instantly to VetConnect PLUS. We sell IVLS as an integral component of the Catalyst One, Catalyst Dx, LaserCyte, LaserCyte Dx and ProCyte Dx analyzers, SNAP Pro Analyzer, SNAPshot Dx analyzer and also as a standalone hardware platform. The IVLS includes a touch screen user interface to simplify laboratory work flow, connect with a practice management system and send information to run the individual analyzers. IVLS also generates one integrated patient report incorporating all of the lab work generated by the IDEXX VetLab suite, stores, retrieves and analyzes historical patient diagnostics data, including SNAP test results, and sends and receives information from practice management systems, including the IDEXX Cornerstone system, as well as a wide variety of third-party systems.

The SNAP rapid assays are single-use, handheld test kits that can work without the use of instrumentation, although many kits may also be read and recorded automatically by the SNAPshot Dx analyzer or activated and captured automatically by the SNAP Pro Analyzer and interpreted using ProRead, as discussed above. The principal SNAP rapid assay tests are as follows:
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

Sales of canine vector-borne disease tests, including SNAP 4Dx Plus and SNAP Heartworm RT, are greater in the first half of our fiscal year due to seasonality of disease testing in the veterinary practices in the Northern Hemisphere.

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

Outside Reference Laboratory Diagnostic and Consulting Services

We offer commercial reference laboratory diagnostic and consulting services to veterinarians in many developed markets worldwide, including customers in the U.S., Europe, Canada, Australia, Japan, New Zealand, South Africa, South Korea, and Brazil, through a network of 73 laboratories. We have reference laboratories in Memphis, Tennessee; Louisville, Kentucky and Leipzig, Germany that are strategically located near large logistics hubs of major air cargo carriers. Customers use our services by submitting samples by courier or overnight delivery to one of our facilities. Most test results have same-day or next-day turnaround times.

Our reference laboratories offer a large selection of tests and diagnostic panels to detect a number of disease states and other conditions in animals, including all tests that can be run in-clinic at the veterinary practice with our instruments or rapid assays. This menu of tests also includes a number of specialized and proprietary tests that we have developed that allow practitioners to diagnose increasingly relevant diseases and conditions in dogs and cats, including parasites, heart disease, allergies, pancreatitis, diabetes, and infectious diseases. Canine vector-borne disease testing volumes are greater in the first half of our fiscal year due to seasonality of disease testing in the veterinary practices in the Northern Hemisphere.

In 2015, we launched the IDEXX SDMA test in North America, an innovative proprietary kidney test that detects the onset of canine and feline kidney disease months or years earlier than traditional methods. During 2016, we launched the IDEXX SDMA test in all of the major European countries and Australia, followed by a full international launch of the IDEXX SDMA test during the remainder of 2016.

In 2015, we also launched hookworm and roundworm antigen tests to all fecal panels that already included the whipworm antigen test. These intestinal parasite panels detect the presence of intestinal worms often undiagnosed by current methods, including finding them earlier in the infection cycle and therefore enabling earlier disease diagnosis and treatment intervention.

Additionally, we provide specialized veterinary consultation, telemedicine, and advisory services, including radiology, cardiology, internal medicine, and ultrasound consulting. These services enable veterinarians to obtain readings and interpretations of test results transmitted by telephone and over the Internet.

Our diagnostic laboratory business also provides health monitoring and diagnostic testing services to biomedical research customers in North America, Europe, and Asia.

Veterinary Software, Services and Diagnostic Imaging Systems

Veterinary Software and Services.  We develop, market, and sell practice management systems, including hardware, software and services that run key functions of veterinary clinics, including managing patient electronic health records, scheduling (including for boarding and grooming), client communication, billing, and inventory management. Our principal practice management systems are Cornerstone, DVMAX, IDEXX Animana and IDEXX Neo. IDEXX Neo, available in North America, and IDEXX Animana, available in Europe, are cloud-based practice management systems. We also support several other practice management systems installed with our customers, including Better Choice, VPM, VetLINK, and BeeFree. Our practice management services include Payment Solutions, Data Backup & Recovery and PetDetect boarding collars.

With our Smart Flow cloud offering, which we acquired in the third quarter of 2018, we are able to improve overall patient management and workflow optimization through coordination and tracking of every step of a patient during a hospital stay. Smart Flow works in conjunction with major veterinary practice management systems, including Cornerstone, DVMAX, IDEXX Animana, IDEXX Neo, and certain third-party practice management systems.

In addition, we offer cloud-based client communication and preventive care plan management software designed to strengthen the relationship between the veterinarian and the pet owner. We commercially launched Pet Health Network Pro in 2013, which is a subscription-based cloud service that permits veterinarians to provide online communication and education to pet owners before, during and after each patient visit, thus strengthening the loyalty between a practice and its clients. Further, veterinarians can share VetConnect PLUS testing results directly with pet owners via Pet Health Network Pro. We also offer Pet Health Network 3D, an educational subscription-based service that replaces cumbersome plastic anatomy models with engaging, three-dimensional anatomical animations on a desktop or mobile device. In 2014, we acquired Petly Plans, a cloud-based software solution for veterinary practices to customize, manage, and monitor a range of monthly payment preventive care plans for their pet owner clients. Petly Plans complements the Pet Health Network suite of client marketing services by making it easier for practices to increase access to the best care and offer plans that spread the cost of that care, including examinations, vaccines, and diagnostics, over the course of the year. Certain of our services are compatible with non-IDEXX practice management systems.

With our acquisition of rVetLink in June 2017, we now also offer a comprehensive referral management solution for specialty care hospitals that streamlines the referral process between primary care and specialty care veterinarians. General practice veterinarians often refer patients to board-certified specialists for advanced care in areas such as cardiology, oncology, dermatology, ophthalmology, surgery, or internal medicine. rVetLink automates the time-consuming process of sharing medical records and images and sending notifications to facilitate generalist-specialist collaboration in the delivery of care. rVetLink’s cloud technology integrates with our other major specialty hospital management systems, including IDEXX Cornerstone Software and IDEXX DVMAX Software.

Diagnostic Imaging Systems.  Our diagnostic imaging systems capture radiographic images in digital form, replacing traditional x-ray film and the film development process, which generally requires the use of hazardous chemicals and darkrooms. We market and sell three diagnostic imaging systems primarily used in small animal veterinary applications: the IDEXX ImageVue DR50, the IDEXX ImageVue DR40, and the IDEXX ImageVue CR20.

Our newest radiography system, the IDEXX ImageVue DR50, was launched in June 2016 and enables low-dose radiation image capture without sacrificing clear, high-quality images, a component in reducing the risk posed by excess radiation exposure for veterinary professionals. The IDEXX ImageVue DR50 system also offers wireless capabilities for flexibility in patient positioning.

Our diagnostic imaging systems employ picture archiving and communication system (“PACS”) software called IDEXX-PACS, which facilitates radiographic image capture and review. IDEXX Web PACS is our cloud-based software-as-a-service (“SaaS”) offering for viewing, accessing, storing, and sharing multi-modality diagnostic images. IDEXX Web PACS is integrated with Cornerstone, IDEXX Neo and IDEXX VetConnect PLUS to provide centralized access to diagnostic imaging results alongside patient diagnostic results from any internet connected device. IDEXX Web PACS updates automatically and offers secure storage for an unlimited number of diagnostic images. The software features advanced radiology measurement tools as well as an interactive collaboration feature that allows veterinarians to collaborate and consult remotely with other practitioners.

IDEXX I-Vision Mobile is a software application that allows veterinarians with IDEXX digital radiography systems the ability to request, view and send images using an iPad®  or an Android™ mobile tablet. This application integrates with our IDEXX-PACS software.

Water

Mission: To provide innovative testing solutions for easy, rapid and accurate detection and quantification of various microbiological parameters in water, helping to ensure safety for billions of people around the world

$125
$114
$104
$88
$79
$72
$57
$51
$46
Revenue
Gross Profit
Operating Income
2018
2017
2016
in millions

Our principal products are the Colilert, Colilert-18, and Colisure tests, which detect the presence of total coliforms and E. coli in water. These organisms are broadly used as microbial indicators for potential fecal contamination in water. Our products utilize nutrient-indicators that produce a change in color or fluorescence when metabolized by target microbes in the sample. Our water tests are used by government laboratories, water utilities and private certified laboratories to test drinking water in compliance with regulatory standards, including U.S. Environmental Protection Agency (“EPA”) standards. The tests also are used in evaluating water used in production processes (for example, in beverage and pharmaceutical applications) and in evaluating bottled water, recreational water, wastewater, and water from private wells.

Our Enterolert products detect the presence of enterococci in drinking, waste, and recreational waters. Enterococci, bacteria normally found in human and animal waste, are organisms broadly used as microbial indicators for potential fecal contamination in water. Our Pseudalert products detect the presence of Pseudomonas aeruginosa in pool, spa, and bottled water. Pseudomonas aeruginosa is a pathogen that can cause “hot-tub rash,” “swimmer’s ear”, and potentially fatal infections in individuals with weakened immune systems.  Our Filta-Max and Filta-Max xpress products are used in the detection of Cryptosporidium and Giardia in water. Cryptosporidium and Giardia are parasites that can cause potentially fatal gastrointestinal illness if ingested. We also distribute certain water testing kits manufactured by Thermo Fisher Scientific, Inc. that complement our Cryptosporidium and Giardia testing products.

In July 2016, we launched Legiolert, a simple culture method test for the detection of Legionella pneumophila, the most common Legionella species in water, and the primary cause of Legionnaires’ disease. The Legiolert test is designed to be used on potable or non-potable water sources with results in seven days.

Our Quanti-Tray products, when used in conjunction with our Colilert, Colilert-18, Colisure, Enterolert, Pseudalert, Heterotrophic Plate Count (HPC) or Legiolert products, provide users quantitative measurements of microbial contamination rather than a presence/absence indication. In 2015, we launched the Quanti-Tray Sealer PLUS, a next generation instrument of the previously available Quanti-Tray Sealer 2X. These instruments are used with the Quanti-Tray products for the determination of bacterial density in water samples. Our SimPlate for HPC product detects the total number of the most common bacteria in a water sample.

We also sell consumables, parts, and accessories to be used with many of our water testing products.

LPD

$131
$128
$126
$75
$72
$74
$19
$16
$19
Revenue
Gross Profit
Operating Income
2018
2017
2016
in millions

We sell diagnostic tests, services and related instrumentation that are used to manage the health status of livestock and poultry, to improve dairy efficiency, and to ensure the quality and safety of milk and food. Our livestock and poultry diagnostic products are purchased by government and private laboratories that provide testing services to livestock veterinarians, producers, and processors. Our herd health screening services are offered to livestock veterinarians and producers. Our principal livestock and poultry diagnostic products include tests for Bovine Viral Diarrhea Virus (“BVDV”) and Porcine Reproductive and Respiratory Syndrome (“PRRS”). BVDV is a common and contagious viral infection that suppresses the immune system, making the animal susceptible to a host of other infections, impacting beef and dairy production yields as a result. PRRS is a contagious virus causing reproductive problems and respiratory diseases in swine, leading to increased piglet mortality, reduced growth, and vulnerability to secondary infections.

Our principal dairy products use our SNAP test platform and are used by dairy producers and processors worldwide to detect antibiotic drug residue in milk. Our primary product lines are SNAP Beta-Lactam ST and SNAPduo Beta-Tetra ST, which detect certain beta lactam and tetracycline antibiotic residues. We also sell SNAP tests for the detection of certain other contaminants in milk, such as Aflatoxin M1.

In June 2016, we launched the Rapid Visual Pregnancy Test for cattle, which is a point-of-care test that can detect pregnancy 28 days after breeding. This test provides a quick and accurate identifier using whole blood samples that enables veterinarians to optimize value-added medical consulting services while on farm visits.

OTHER

OPTI Medical

Through OPTI Medical, we sell point-of-care analyzers and related consumables for use in human medical hospitals and clinics to measure electrolytes, blood gases, acid-base balance, glucose, lactate, blood urea nitrogen and ionized calcium, and to calculate other parameters such as base excess and anion gap. These OPTI analyzers are used primarily in emergency rooms, operating rooms, cardiac monitoring areas and other locations where time-critical diagnostic testing is performed within the hospital setting. Our latest generation OPTI CCA-TS2 Blood Gas and Electrolyte analyzer, which launched in 2013, contains many new features relative to previous generation blood gas analyzers including customized work flows, faster time to result, improved communication, and a multi-level electronic control. Similar to our earlier generation OPTI CCA and OPTI Touch Electrolyte analyzers, the OPTI CCA-TS2 runs whole blood, plasma, and serum samples on single-use disposable cassettes that contain various configurations of analytes.

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

Generally, we select the appropriate distribution channel for our products based on the type of product, technical service requirements, number and concentration of customers, regulatory requirements, and other factors. We market our companion animal diagnostic products to veterinarians directly in the U.S. Outside the U.S., we sell our companion animal diagnostic products through our direct sales force and, in certain countries, through distributors and other resellers. We sell our veterinary reference laboratory diagnostic and consulting services worldwide, generally through our direct sales force. We market our diagnostic imaging products primarily through our direct sales force in the U.S. and Canada. We market our software products primarily through our direct sales force in the U.S., Canada, Europe, and Australia. We market our Water and LPD products primarily through our direct sales force in the U.S. and Canada. Outside the U.S. and Canada, we market these products through our direct sales force and, in certain countries, through selected independent distributors. We sell our OPTI electrolyte and blood gas analyzers both directly and through independent human medical product distributors in the U.S. and we sell most of the related consumables through the distribution channel. Outside the U.S., we sell our OPTI products primarily through distributors and other resellers.

RESEARCH AND DEVELOPMENT

Our business includes the development and introduction of new products and services and may involve entry into new business areas. We maintain active research and development programs in each of our business segments. Our research and development expenses, which consist of salaries, employee benefits, materials and external consulting and development costs, were $117.9 million for the year ended December 31, 2018, or 5.3% of our consolidated revenue, $109.2 million for the year ended December 31, 2017, or 5.5% of our consolidated revenue and $101.1 million for the year ended December 31, 2016, or 5.7% of our consolidated revenue.

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

Important patents and licenses include:

•
An exclusive license from Tulane University to patents that expire beginning in 2019 and continue into 2020 relating to reagents for the detection of Lyme disease utilized in certain of our SNAP products and a reference laboratory diagnostic test;

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

While we consider these proprietary technology rights to be important to us, a range of factors help to mitigate the future effects of patent and license expiration on our results of operations and financial position. These factors include publications, including peer-reviewed third-party studies, that demonstrate the accuracy of our products; our brand strength and reputation in the marketplace; the breadth, quality and integration of our product offerings; our existing customer relationships and our customer support; our sales force; our online ordering platform that enables direct ordering of (including establishing automatic reorder schedules for) our consumables, tests and other products by our customers; the applicable regulatory approval status for certain products; our continued investments in innovative product improvements that often result in new technologies and/or additional patents; our investment in diagnostic innovations that results in new product offerings that often are patentable and that expand the test menu for our in-clinic instruments and/or reference laboratory business; and our significant know-how, scale and investments related to manufacturing processes of associated product offerings and certain supply arrangements for consumables that are compatible with our instruments. Although we have several patents and licenses of patents and technologies from third parties that expired during 2018, and are expected to expire in 2019 and beyond, the expiration of these patents, individually or in the aggregate, is not expected to have a material effect on the Company’s financial position or future operations. In addition, we already face notable competition in certain areas as other companies have been successful in bringing competitive products to market, despite the protections afforded by these proprietary technology rights.

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

PRODUCTION AND SUPPLY

Many of the instruments that we sell are manufactured by third parties. We rely on third parties in our supply chain to supply us, and our direct suppliers, with certain important components, raw materials and consumables used in or with our products. In some cases, these third parties are sole or single source suppliers. From time to time, we seek to qualify alternative suppliers.

Instruments and consumables. Significant products supplied by sole and single source providers include certain Catalyst Dx and Catalyst One consumables (other than electrolyte consumables and the Fructosamine, T4, CRP, and SDMA slides), VetLyte consumables, LaserCyte and LaserCyte Dx consumables, VetTest, VetAutoread and ProCyte Dx analyzers and consumables, SediVue Dx urinalysis instrument and consumables, and components of our SNAP Pro Mobile Device.

VetTest and certain Catalyst chemistry slides are supplied by Ortho under supply agreements that are currently set to expire in December of 2031. We are required to purchase all of our requirements for our current menu of VetTest and Catalyst chemistry slides from Ortho to the extent Ortho is able to supply those requirements. The agreements provide for pricing based on purchase volumes and a fixed annual inflationary adjustment. The agreements also prohibit Ortho from promoting and selling these chemistry slides in the veterinary market, excluding the EU, other than to IDEXX.

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

BACKLOG

We do not generally maintain a significant backlog of orders and believe that our backlog at any particular date historically has not been indicative of future sales.

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

Competitive factors in our different business areas are detailed below:

•
Companion animal diagnostic offerings. We compete primarily on the basis of ease of use and speed of our products, diagnostic accuracy, product quality, breadth of our product line and services, unique product innovations, fully integrated technology, information management capability, availability of medical consultation, effectiveness of our sales and distribution channels, quality of our technical and customer service, and our pricing relative to the value of our products and services in comparison with competitive products and services. Our major competitors in most geographic locations in North America are Antech Diagnostics, a unit of VCA Inc., a division of Mars Inc.; Zoetis Inc. (including its wholly-owned subsidiary Abaxis, Inc.); Heska Corporation; Samsung Electronics Co., Ltd., and FUJIFILM North America Corporation.  We also compete in certain international markets with Zoetis, Fujifilm Holdings Corporation, Samsung Electronics, Arkray, Inc., and BioNote, Inc.

•
Water, livestock, poultry, and dairy testing products. We compete primarily on the basis of the ease of use, speed, accuracy, product quality and other performance characteristics of our products and services (including unique tests), the breadth of our product line and services, the effectiveness of our sales and distribution channels, the quality of our technical and customer service, our ability to receive regulatory approvals from governing agencies and our pricing relative to the value of our products in comparison with competitive products and services. Our competitors include highly focused smaller companies and multibillion-dollar companies with small livestock and poultry diagnostics and water testing solution franchises.

•
Veterinary Software, Services and Diagnostic Imaging Systems. We compete primarily on the basis of functionality, connectivity to equipment and other systems, performance characteristics, effectiveness of our implementation, training process and customer service, information handling capabilities, advances in technologies and our pricing relative to the value of our products and services. We sell these products primarily in North America and Europe. Our largest competitor in North America and the U.K. is Covetrus, Inc., which was formed by the merger of Henry Schein, Inc.'s animal health business and Direct Vet Marketing, Inc. (d/b/a Vets First Choice) in February 2019; we expect that following this merger, Covetrus will continue Henry Schein's animal health business, which offers several systems and leverages its animal health distribution business in sales and service. We also compete with numerous focused smaller companies throughout the markets in which we offer veterinary software, including those offering cloud-based solutions.

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

GOVERNMENT REGULATION

Many of our products are subject to comprehensive regulation by U.S. and foreign regulatory agencies that relate to, among other things, product approvals, registrations, manufacturing, import, export, distribution, marketing, and promotion, labeling, recordkeeping, testing, quality, storage, and product disposal. The following is a description of the principal regulations affecting our businesses.

Veterinary diagnostic products. Diagnostic tests kits for animal health infectious diseases, including most of our livestock and poultry products and our rapid assay products, are regulated in the U.S. by the Center for Veterinary Biologics within the United States Department of Agriculture (“USDA”) Animal and Plant Health Inspection Service (“APHIS”). These products must be approved by APHIS before they may be sold in the U.S. The APHIS regulatory approval process involves the submission of product performance data and manufacturing documentation. Following regulatory approval to market a product, APHIS requires that each lot of product be submitted for review before release to customers. In addition, APHIS requires special approval to market products where test results are used in part for government-mandated disease management programs. A number of foreign governments accept APHIS approval, including for the purpose of obtaining product registration, as part of their separate regulatory approvals. However, compliance with an extensive regulatory process is required in connection with importing and marketing diagnostic products in Japan, Germany, Canada, Brazil, the Netherlands, and many other countries. We are also required to have a facility license from APHIS to manufacture USDA-licensed products. We have a facility license for our manufacturing facility in Westbrook, Maine and our distribution center in Memphis, Tennessee. Our LPD manufacturing facility in Montpellier, France has been approved by APHIS and we have a permit to import products manufactured in Montpellier, France to the U.S. for distribution.

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

The European Union regulates and restricts the use of certain substances that we currently use in our products or processes. These requirements include the Biocidal Products Regulation, which may require the use of approved biocides in our products prior to being used or sold in the European Union, the European Regulation for Registration, Evaluation, Authorization and Restriction of Chemical Substances, or REACH, which regulates and restricts the use of certain chemicals in the European Union, and the Restriction of Hazardous Substance or RoHS, which regulates and restricts certain hazardous substances in electrical and electronic equipment. Compliance with these regulations (and similar regulations that may be adopted elsewhere) may require registration of the applicable substances or the redesign or reformulation of our products.

In addition to the foregoing, our business is generally subject to various U.S. and foreign regulatory authorities, including the U.S. Federal Trade Commission (the “FTC”) and other anti-competition authorities, and we are also subject to anti-bribery and anti-corruption laws, such as the Foreign Corrupt Practices Act, import and export laws and regulations, including U.S. import and export control and sanctions laws and laws and regulations governing the collection, use, retention, sharing and security of data. Any acquisitions of new products and technologies may subject us to additional areas of government regulation. These may involve medical device, water-quality and other regulations of the FDA, the EPA, the USDA, the FTC, and other federal agencies, as well as state, local and foreign governments. See “Part I, Item 1A. Risk Factors.”

EMPLOYEES

As of February 6, 2019, we had approximately 8,377 employees.

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

ITEM 1A.    RISK FACTORS

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

•
Developing, manufacturing, and marketing innovative new or improved and cost competitive in-clinic laboratory analyzers that drive sales of IDEXX VetLab instruments, grow our installed base of instruments and increase demand for related recurring sales of consumable products, services, and accessories;

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

Our dependence on suppliers could limit our ability to sell certain products or negatively affect our operating results

We rely on third-party suppliers to provide components for our products, manufacture products that we do not manufacture ourselves and perform services that we do not provide ourselves, including package-delivery services. Because these suppliers are independent third parties with their own financial objectives, actions taken by them could have a materially negative effect on our results of operations. The risks of relying on suppliers include our inability to enter into contracts with such suppliers on reasonable terms, breach, or termination by suppliers of their contractual obligations, inconsistent or inadequate quality control, relocation of supplier facilities, disruption to suppliers’ business, including work stoppages, suppliers’ failure to comply with complex and changing regulations, and third-party financial failure. Any problems with our suppliers and associated disruptions to our supply chain could materially negatively impact our ability to supply the market, substantially decrease sales, lead to higher costs, or damage our reputation with our customers, and any longer-term disruptions could potentially result in the permanent loss of our customers, which could reduce our recurring revenues and long-term profitability. Disruption to our supply chain could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices; the imposition of regulations, trade protection measures, tariffs, duties, import/export restrictions, quotas or embargoes on key components; labor stoppages; transportation failures affecting the supply and shipment of materials and finished goods; the unavailability of raw materials; severe weather conditions; natural disasters; climate change-related events; civil unrest, war, terrorism or other geopolitical developments, including the United Kingdom’s June 2016 vote and formal notice in March 2017 to leave the European Union; computer viruses, physical or electronic breaches, or other information system disruptions or security breaches; and disruptions in utility and other services. For more information regarding the risks presented by natural and other disasters and system disruptions and security breaches from cyberattacks, see “Natural and other disasters, information technology system failures and network disruptions and cybersecurity breaches and attacks could adversely affect our business” below.

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

We seek to mitigate risks associated with sole and single source suppliers, when possible, by entering into long-term contracts that provide for an uninterrupted supply of products at predictable or fixed prices. However, suppliers may decline to enter into long-term contracts for any number of reasons, which would require us to purchase products via short-term contracts or on a purchase order basis. There can be no assurance that suppliers with which we do not have long-term contracts will continue to supply our requirements for products, that suppliers with which we do have long-term contracts will always fulfill their obligations under those contracts, or that any of our suppliers will not experience disruptions in their ability to supply our requirements for products. In cases where we purchase sole and single source products or components under purchase orders, we are more susceptible to unanticipated cost increases or changes in other terms of supply. In addition, under some contracts with suppliers we have minimum purchase obligations, and our failure to satisfy those obligations may result in loss of some or all of our rights under these contracts or require us to compensate the supplier. If we are unable to obtain adequate quantities of products in the future from sole and single source suppliers, or if such sole and single source suppliers are unable to obtain the components or other materials required to manufacture the products, we may be unable to supply the market, which could have a material adverse effect on our results of operations, and any longer-term disruptions could potentially result in the permanent loss of customers, which could reduce our recurring revenues and long-term profitability.

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

Risks associated with doing business internationally could negatively affect our operating results

For the years ended December 31, 2018, 2017 and 2016, approximately 39% of our revenue was attributable to sales of products and services to customers outside the U.S. Although we intend to continue to expand our international operations and business, we may not be able to successfully promote, market, import, export, sell or distribute our products and services outside the U.S. Various risks associated with foreign operations may impact our international sales, including, but not limited to, disruptions in transportation of our products or our supply chain; fluctuations in oil prices; increased border protection and restriction on travel; the differing product and service needs of foreign customers; difficulties in building, staffing and managing foreign operations (including a geographically dispersed workforce); differing protection of intellectual property; trade protection measures, quotas, embargoes, import/export restrictions, tariffs, duties, and regulatory and licensing requirements; natural and other disasters; ongoing instability or changes in a country’s or region’s regulatory, economic or political conditions, including as a result of the United Kingdom’s June 2016 vote and formal notice in March 2017 to leave the European Union; other unfavorable geopolitical conditions; security concerns; and local business and cultural factors that differ from our normal standards and practices, including business practices prohibited by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.

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

The manufacture, import, and sale of our products, as well as our research and development processes, are subject to similar and sometimes more stringent laws in many foreign countries. For example, the European Union regulates the use of certain substances that we currently use in our products or processes. These regulations include the Biocidal Products Regulation, which require approval for the use of certain biocides in our products prior to being manufactured, used, or sold in the European Union, the European Regulation for Registration, Evaluation, Authorization and Restriction of Chemical Substances, or REACH, which regulates and restricts the use of certain chemicals in the European Union, and the Restriction of Hazardous Substances which regulates and restricts certain hazardous substances in electrical and electronic equipment. Compliance with these regulations (and similar regulations that may be adopted elsewhere) may require registration of the applicable substances or the redesign or reformulation of our products and may reduce or eliminate the availability of certain parts and components used in our products and services in the event our suppliers are unable to comply with the applicable regulations in a timely and cost-effective manner. Any redesign or reformulation or restricted supply of parts and components may negatively affect the availability or performance of our products and services, add testing lead-times for products and reformulated products, reduce our margins, result in additional costs, or have other similar effects. In addition, the costs to comply with these regulations may be significant. Any of these could adversely affect our business, financial condition, or results of operations. These legal and regulatory requirements are complex and subject to change, and we continue to evaluate their impact.

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

Increased competition from and technological advances by our competitors could negatively affect our operating results

We face intense competition within the markets in which we sell our products and services, and we expect that future competition may become even more intense as new products, services and technologies become available and new competitors enter the market. Our competitors in the veterinary diagnostic market in the United States and abroad include companies that develop, manufacture, and sell veterinary diagnostic tests and commercial veterinary reference laboratories, certain large and well-funded animal health pharmaceutical companies, as well as corporate hospital chains that operate reference laboratories that serve both their hospitals and unaffiliated hospitals, such as VCA Inc. (formerly named VCA Antech, Inc.), which was acquired in 2017 by Mars, Incorporated, another operator of corporate hospital chains. While we believe that our reference laboratory service offerings are competitively differentiated due to our proprietary products and services, such as the IDEXX SDMA test and VetConnect Plus, there can be no assurance that increased consolidation and reference laboratory vertical integration among our customers would not have a negative impact on our ability to compete successfully. For more information regarding the risks presented by consolidation and reference laboratory vertical integration among our customers, see “Consolidation in our customer base, including through increased corporate hospital ownership, and prevalence of buying consortiums could negatively affect our business” below.

Competition could negatively affect our sales and profitability in a number of ways. New competitors may enter our markets through the development of innovative new technology, the acquisition of rights to use existing technologies or the use of existing technologies when patents protecting such existing technologies expire. New or existing competitors may introduce new, innovative, and competitive products and services, which could be superior, or be perceived by our customers to be superior, to our products and services or lead to the obsolescence of one or more of our products or services. While an important aspect of our strategy is to continue, on a cost-effective and timely basis, to enhance our existing products and services and to develop and introduce new and innovative products and services, there can be no assurance that we will be able to successfully develop such products and services or that those products or services will be superior to our competitors’ products or services or otherwise achieve market acceptance. Some of our competitors and potential competitors may choose to differentiate themselves by offering products and services perceived in the eyes of customers as similar, at substantially lower sales prices, which could have an adverse effect on our results of operations through loss of market share or a decision to lower our own sales prices to remain competitive. In addition, our ability to attract and retain customers depends on the effectiveness of our customer marketing and incentive programs and multiple competitors could bundle product and service offerings through co-marketing or other arrangements, which could enhance their ability to compete with our broad product and service offering. Certain of our competitors and potential competitors, including large diagnostic and pharmaceutical companies, also have substantially greater financial and managerial resources than us, as well as greater experience in manufacturing, marketing, research and development, and obtaining regulatory approvals than we do.

Consolidation in our customer base, including through increased corporate hospital ownership, and prevalence of buying consortiums could negatively affect our business

Veterinarians are our primary customers for our CAG products and services, and the veterinary services industry in the U.S. and abroad has been consolidating over time at an accelerating rate in recent years. In the United States, the number of owners of veterinary hospitals has been declining, and an increasing percentage of veterinary hospitals are owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include Mars, Incorporated (owner of Banfield Pet Hospitals, Blue Pearl Veterinary Partners, Pet Partners and VCA Inc.), and National Veterinary Associates, and are joined by dozens of smaller consolidators. A similar trend exists in other regions such as Canada, Europe, Australia, New Zealand, Brazil, and China. Furthermore, an increasing percentage of individually-owned veterinary hospitals in the U.S. are participating in buying consortiums. Corporate owners of veterinary hospitals and buying consortiums often seek to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our profitability and results of operations. While we have strong supplier relationships with several corporate hospital groups and buying consortiums, decisions by larger corporate owners and buying consortiums to shift their purchasing of products and services away from us and to a competitor would have a negative impact on our results of operations. In addition, certain corporate owners also operate reference laboratories that serve both their hospitals and unaffiliated hospitals. Any hospitals acquired by these companies generally attempt to shift all or a large portion of their testing to the reference laboratories operated by these companies, and there can be no assurance that hospitals that otherwise become affiliated with these companies would not shift all or a portion of their testing to such reference laboratories. Furthermore, because these companies compete with us in the reference laboratory services marketplace, hospitals acquired by these companies or those that establish other affiliations with these companies may cease to be customers or potential customers of our other companion animal products and services, which would cause our sales of these products and services to decline.

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

We cannot ensure that we will obtain issued patents, that any patents issued or licensed to us will remain valid, or that any patents owned or licensed by us will provide protection against competitors with similar technologies. Even if our patents cover products sold by our competitors, the time and expense of litigating to enforce our patent rights could be substantial and could have an adverse effect on our results of operations. In addition, expiration of patent rights could result in substantial new competition in the markets for products previously covered by those patent rights.

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

Natural and other disasters, information technology system failures and network disruptions and cybersecurity breaches and attacks could adversely affect our business

Our business and results of operations could be negatively affected by certain factors beyond our control, such as natural disasters and/or climate change-related events (such as hurricanes, earthquakes, fires, and floods); civil unrest; negative geopolitical conditions and developments; war, terrorism, or other man-made disasters; and information technology system failures, network disruptions and cybersecurity breaches and attacks. Any of these events could result in, among other things, damage to or the temporary closure of one or more of our manufacturing or distribution facilities or reference laboratories (damage to one of our facilities or the manufacturing equipment we use could be costly and may require substantial lead-time to repair or replace); damage to or closure of one or more facilities of our third-party business partners or suppliers on which we rely; a temporary lack of an adequate work force in one or more markets; an interruption in power supply; a temporary or long-term disruption in our supply chain (including a disruption to our ability to obtain critical components for the manufacture of our products); a temporary disruption in our ability to deliver (or delays in the delivery of) our products or services; and short- or long-term damage to our customers’ businesses (which would adversely impact customer demand for our products and services). For more information regarding the risks presented by disruption to our suppliers’ operations and supply chain, see “Our dependence on suppliers could limit our ability to sell certain products or negatively affect our operating results” above.

We manufacture many of our significant companion animal products, including our rapid assay devices and certain instruments, many of our water testing products and certain of our livestock, poultry, and dairy testing products, at a single facility in Westbrook, Maine. Certain of our companion animal products, as well as our human point-of-care products, are manufactured in Roswell, Georgia. We also manufacture certain of our livestock and poultry testing products in Bern, Switzerland and Montpellier, France. In addition, we maintain major distribution facilities in North America and in the Netherlands and major reference laboratories in Memphis, Tennessee; Ludwigsburg, Germany; Sacramento, California; Elmhurst, Illinois; North Grafton, Massachusetts; East Brisbane, Australia; Markham, Ontario; Wetherby, U.K.; Tokyo, Japan; and Leipzig, Germany. Interruption of operations at any of these facilities due to the occurrence of one or more of the events described above could have an adverse effect on our results of operations.

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

Our operations and reputation may be impaired if we, our products, or our services do not comply with our Global Privacy Policy or evolving laws and regulations regarding data privacy and protection

When we collect and use personal data in our operations, we apply state of the art data management and security practices, and we post on our website a comprehensive Global Privacy Policy and Cookie Statement concerning the collection, use and disclosure of personal data. We only use the personal data that we collect as described in our Global Privacy Policy and customer agreements. Our Global Privacy Policy informs our customers, potential customers, vendors, pet owners, website visitors and any other current or potential IDEXX partner that we will not share their personal information with third parties unless required by law or as reasonably necessary with trusted third parties working for or with us to fulfill or administer orders or contracts made with IDEXX or to manage our relationship and marketing activities with the applicable customer.

We collect and use personal data in a variety of ways. We offer products and services that collect and use personal data provided by client practices and individuals, including practice management systems for veterinary practices, online client communication tools and services, VetConnect PLUS and two-way integration technology. Some of these products and services rely on third-party providers for cloud storage. We also engage in e-commerce through various websites and collect contact and other personal data from our customers and visitors to our websites. The privacy, security, retention, sharing and use of the personal data described above are subject to expanding and increasingly complex laws and regulations in the U.S. and abroad, some of which impose significant compliance obligations. Some of these laws and regulations apply broadly to the collection, use, storage, disclosure, sharing and security of personal data that identifies or may be used to identify an individual, such as names, contact information, and sensitive personal data. These laws and regulations are subject to frequent revisions and differing interpretations and have generally become more stringent over time. In many cases, the federal, state, and international laws described above apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among us, our subsidiaries, and other parties with which we have commercial relations. For example, we are subject to the European Union's General Data Protection Regulation, or GDPR, which became effective in May 2018. The GDPR imposes more stringent operational requirements for processors and controllers of personal data, including expanded disclosures about how personal information is to be used, limitations on retention of information and mandatory data breach notification requirements, and could subject us to increased liability for violations. Additionally, public perception and standards related to the privacy of personal data can shift rapidly, in ways that may affect our reputation or influence regulators in the U.S. and abroad to expand or adopt more stringent regulations and laws.

While we strive to comply with our posted Global Privacy Policy and contractual obligations, as well as all applicable privacy-related laws and regulations (including the GDPR), any failure or perceived failure by us, the third parties with whom we work or our products and services to so comply could result in damage to our reputation or legal proceedings or actions against us by governmental entities or others, any of which could have an adverse effect on our business. In addition, concerns about our practices with regard to the collection, use, disclosure, or security of personal data or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws and regulations, could damage our reputation and harm our business.

In addition, the laws and regulations related to data privacy and protection continue to develop, are subject to differing interpretations and may be applied inconsistently from jurisdiction to jurisdiction and may be inconsistent with our current Global Privacy Policy and data protection practices. The costs associated with compliance with these evolving legal and regulatory requirements are significant and likely to increase in the future and as a result may cause us to incur substantial costs, require us to change our business practices in a manner adverse to our business or limit our ability to use and share personal data.

Strengthening of the rate of exchange for the U.S. dollar has a negative effect on our business

We are a global business, with 39% of our revenue during the year ended December 31, 2018, attributable to sales of products and services to customers outside of the U.S. Any strengthening of the rate of exchange for the U.S. dollar against foreign currencies, and in particular the euro, British pound, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar and Brazilian real, adversely affects our results, as it reduces the dollar value of sales and profits that are made in those currencies. The strengthening of the U.S. dollar has a greater adverse effect on the profits from products manufactured or sourced in U.S. dollars that are exported to international markets and a lesser effect on profits from foreign sourced products and services due to a natural hedge from international expenses denominated in the corresponding foreign currencies.

For the year ended December 31, 2018, approximately 22% of our consolidated revenue was derived from products manufactured or sourced in U.S. dollars and sold internationally in local currencies, as compared to 21% for the years ended December 31, 2017 and 2016. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars as well as affect our overall competitiveness in international markets. The accumulated impacts from any continued, longer-term growth in the value of the U.S. dollar against foreign currencies may have a material adverse effect on our operating results. See “Part II, Item 7A. Quantitative and Qualitative Disclosure About Market Risk” included in this Annual Report on Form 10-K for additional information regarding currency impact.

Our foreign currency hedging activities (see "Part II, Item 8. Financial Statements and Supplementary Data, Note 18. Hedging Instruments" in the accompanying Notes to the consolidated financial statements), which are designed to minimize and delay, but not to eliminate, the effects of foreign currency fluctuations, may not sufficiently offset the adverse financial effect of unfavorable movements in foreign exchange rates on our financial results over the limited time the hedges are in place. In addition, our hedging activities involve costs and risks, such as transactions costs and the risk that our hedging counterparties will default on their obligations.

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

A weak worldwide economy could result in reduced demand for our products and services or increased customer credit risk

A substantial percentage of our sales are made worldwide to the companion animal veterinary market. Demand for our companion animal diagnostic products and services is driven in part by the number of patient visits to veterinary hospitals and the practices of veterinarians with respect to the recommendations for diagnostic testing, as well as pet owner compliance with these recommendations. Pet owners generally pay cash out of pocket for health care services for their pets from veterinary practices. Economic weakness in our significant markets could cause pet owners to forgo or defer visits to veterinary hospitals or affect their willingness to approve certain diagnostic tests, comply with a treatment plan or, even more fundamentally, continue to own a pet. In addition, concerns about the financial resources of pet owners could cause veterinarians to be less likely to recommend certain diagnostic tests, and concerns about the economy may cause veterinarians to defer purchasing capital items such as our instruments and systems. These conditions, if they continue, could result in a decrease in sales or decrease in sales growth, of diagnostic products and services, which could have an adverse effect on our results of operations.

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

We sell many products through distributors, which presents risks that could negatively affect our operating results

Some of our product sales in international markets occur through third-party distributors. As a result, we are dependent on these distributors to promote and create demand for our products. Our distributors often offer products from several different companies, and certain of our distributors may carry our competitors’ products and promote our competitors’ products over our own products. We have limited ability, if any, to cause our distributors to devote adequate resources to promoting, marketing, selling, and supporting our products or to maintain certain inventory levels, and changes in our distributors’ inventory levels, as compared to comparable prior periods, could negatively impact our revenue growth rates. We cannot assure you that we will be successful in maintaining and strengthening our relationships with our distributors or establishing relationships with new distributors who have the ability to market, sell and support our products effectively. We may rely on one or more key distributors for a product or a region, and the loss of these distributors could reduce our revenue. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. While we maintain a rigorous distribution compliance program, violations of anti-corruption or similar laws by our distributors could have a material impact on our business and reputation, and any termination of a distributor relationship may result in increased competition in the applicable jurisdiction. Failure to manage the risks associated with our use of distributors outside of the U.S. may reduce sales, increase expenses, and weaken our competitive position, any of which could have a negative effect on our operating results.

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

The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted in the U.S. on December 22, 2017 and includes significant changes to the U.S. federal corporate tax system. Effective January 1, 2018, the 2017 Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, and transitioned from a worldwide tax system to a territorial tax system. The 2017 Tax Act introduced new provisions including the Global Intangible Low-Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion Anti-Abuse Tax (“BEAT’), expanded bonus depreciation and changed deductions for executive compensation and interest expense. The U.S. Department of Treasury continues to issue regulations related to the 2017 Tax Act which may increase or decrease our tax liability in future periods. For example, in January 2019, the U.S. Department of Treasury issued final regulations related to the deemed repatriation tax. See "Part II, Item 8. Financial Statements and Supplementary Data, Note 13. Income Taxes" in the accompanying Notes to the consolidated financial statements for more information regarding the impact of the 2017 Tax Act.

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

•	Short-interest in our common stock, which could be significant from time to time;

•	Our inclusion in, or removal from, any stock indices;

•	Investor perception of us and the industry and markets in which we operate;

•	Changes in earnings estimates or buy/sell recommendations by securities analysts;

•	Whether or not we meet earnings estimates of securities analysts who follow us; and

•	General financial, domestic, international, economic, and market conditions, including overall fluctuations in the U.S. equity markets.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our worldwide headquarters is located on a company-owned, 65-acre site in Westbrook, Maine where we occupy a 647,000 square-foot building utilized for manufacturing, research and development, marketing, sales, and general and administrative support functions. We are currently in the process of expanding our headquarters by approximately 140,000 square feet, including a lease of the adjacent 20 acres for a parking lot and other infrastructure. This construction is expected to be complete at the end of 2019. We are also in the process of building a laboratory facility in Kornwestheim, Germany which is expected to be completed in 2020.

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

Additional Properties Leased:

•
665,300 total square feet of laboratory, office and warehousing space located throughout the U.S., Europe, Canada, Australia, New Zealand, Brazil, Asia, and South Africa, primarily used for our Reference Laboratory Diagnostic and Consulting Services line of business of CAG

•	126,200 square feet of distribution, warehousing, and office space in the Netherlands, which serves as our European headquarters

•	114,400 square feet of industrial space in Tennessee for distribution and warehousing related to various lines of business

•	92,800 total square feet of office and manufacturing space in France, Switzerland, and Brazil related to our Livestock, Poultry and Dairy line of business

•	84,300 square feet of office, manufacturing and warehousing space in Georgia related to our CAG and OPTI Medical lines of business

•	65,000 square feet of office space in Maine for corporate, customer service, and information technology support services

•	50,300 square feet of office space in Wisconsin related to our Veterinary Software, Services and Diagnostic Imaging Systems line of business of CAG

•	8,100 square feet of manufacturing space in the U.K. related to our Water line of business

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Global Select Market under the symbol IDXX.

Holders of Common Stock

As of February 12, 2019, there were 432 holders of record of our common stock. Because the majority of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of Equity Securities by the Issuer

During the three months ended December 31, 2018, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

October 1, 2018 to October 31, 2018	364,975		$216.77	364,975	3,337,367
November 1, 2018 to November 30, 2018	77,442		201.94	77,442	3,259,925
December 1, 2018 to December 31, 2018	48,388		185.86	47,071	3,212,854
Total	490,805	(2)	$211.38	489,488	3,212,854

(1) As of December 31, 2018, our Board of Directors had approved the repurchase of up to 68 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program has been increased by the Board of Directors on numerous occasions; most recently, on May 2, 2017, the maximum level of shares that may be repurchased under the program was increased from 65 million to 68 million shares. There is no specified expiration date for this repurchase program. There were no other repurchase programs outstanding during the three months ended December 31, 2018, and no repurchase programs expired during the period. Repurchases of 489,488 shares were made during the three months ended December 31, 2018, in transactions made pursuant to our repurchase program.

(2) During the three months ended December 31, 2018, we received 1,317 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase program.

During the year ended December 31, 2018, we repurchased 1,773,238 shares of our common stock in transactions made pursuant to our repurchase program and received 51,460 shares of common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. See "Part II, Item 8. Financial Statements and Supplementary Data, Note 19. Repurchases of Common Stock" to the consolidated financial statements for the year ended December 31, 2018, included in this Annual Report on Form 10-K for further information.

Dividends

We have never declared or paid any cash dividends on our common stock. From time to time our Board of Directors may consider the declaration of a dividend. However, we have no intention to declare or pay a dividend at this time.

Stock Performance

This graph compares our total stockholder returns, the Total Return for the Standard & Poor’s (“S&P”) 500 Index, the Total Return for the S&P 500 Health Care Index, and the Total Return for the NASDAQ Stock Market Index (U.S. Companies) prepared by the Center for Research in Security Prices (the “NASDAQ Index”). This graph assumes the investment of $100 on December 31, 2013, in IDEXX’s common stock, the S&P 500 Index, the S&P 500 Health Care Index, and the NASDAQ Index and assumes dividends, if any, are reinvested. Measurement points are the last trading days of the years ended December 2013 to 2018.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018

IDEXX Laboratories, Inc.	$100.00	$139.39	$137.11	$220.49	$294.03	$349.76
NASDAQ Index	$100.00	$114.75	$122.74	$133.62	$173.22	$168.30
S&P 500 Index	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
S&P 500 Health Care Index	$100.00	$125.34	$133.97	$130.37	$159.15	$169.44

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

	For the Years Ended December 31,
	(in thousands, except per share data)
	2018	2017	2016	2015	2014

INCOME STATEMENT DATA:
Revenue	$2,213,242	$1,969,058	$1,775,423	$1,601,892	$1,485,807
Cost of revenue	971,700	871,676	799,987	711,622	669,691
Gross profit	1,241,542	1,097,382	975,436	890,270	816,116
Expenses:
Sales and marketing	387,406	354,294	317,058	299,955	283,708
General and administrative	244,938	220,878	207,017	182,510	173,890
Research and development	117,863	109,182	101,122	99,681	98,263
Impairment charge	—	—	—	8,212	—
Income from operations	491,335	413,028	350,239	299,912	260,255
Interest expense, net	(33,593)	(31,971)	(28,393)	(26,771)	(13,700)
Income before provision for income taxes	457,742	381,057	321,846	273,141	246,555
Provision for income taxes	80,695	117,788	99,792	81,006	64,604
Net income	377,047	263,269	222,054	192,135	181,951
Less: Net income attributable to noncontrolling interest	16	125	9	57	45
Net income attributable to IDEXX Laboratories, Inc. stockholders	$377,031	$263,144	$222,045	$192,078	$181,906
Earnings per share:
Basic	$4.34	$3.00	$2.47	$2.07	$1.82
Diluted	$4.26	$2.94	$2.44	$2.05	$1.79
Weighted average shares outstanding:
Basic	86,864	87,769	89,732	92,601	100,094
Diluted	88,470	89,567	90,884	93,649	101,503

BALANCE SHEET DATA:
Cash and cash equivalents	$123,794	$187,675	$154,901	$128,994	$322,536
Marketable securities(1)	—	284,255	236,949	213,591	—
Cash and cash equivalents and marketable securities	$123,794	$471,930	$391,850	$342,585	$322,536
Working capital	$(116,272)	$(32,582)	$(88,984)	$(35,127)	$(61,508)
Total assets	$1,537,349	$1,713,416	$1,530,704	$1,474,993	$1,384,211
Total long-term debt	$601,348	$606,075	$593,110	$597,085	$350,000
Total stockholders' equity (deficit)	$(9,233)	$(53,842)	$(108,213)	$(83,995)	$117,589
໿

(1)
See "Part II. Item 8. Financial Statements and Supplementary Data, Note 6. Marketable Securities" to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our marketable securities.

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

Description of Business Segments. We operate primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”); water quality products (“Water”); and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and food, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment combines and presents products for the human point-of-care medical diagnostics market (“OPTI Medical”) with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments. See "Part II. Item 8. Financial Statements and Supplementary Data, Note 16. Segment Reporting" to the consolidated financial statements for the year ended December 31, 2018, included in this Annual Report on Form 10-K for financial information about our segments, including our product and service categories, and our geographic areas.

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

Our diagnostic capabilities generate both recurring and non-recurring revenues. Revenues related to capital placements of our in-clinic IDEXX VetLab suite of instruments and our SNAP Pro Analyzer are non-recurring in nature in that they are sold to a particular customer only once. Revenues from the associated proprietary IDEXX VetLab consumables, SNAP rapid assay test kits, reference laboratory and consulting services, and extended maintenance agreements and accessories related to our IDEXX VetLab instruments and our SNAP Pro Analyzer are recurring in nature, in that they are regularly purchased by our customers, typically as they perform diagnostic testing as part of ongoing veterinary care services. Our recurring revenues, most prominently IDEXX VetLab consumables and rapid assay test kits, have significantly higher gross margins than those provided by our instrument sales. Therefore, the mix of recurring and non-recurring revenues in a particular period will impact our gross margins.

Diagnostic Capital Revenue. Revenues related to the placement of the IDEXX VetLab suite of instruments are non-recurring in nature, in that the customer will buy an instrument once over its respective product life cycle, but will purchase consumables for that instrument on a recurring basis as they use that instrument for testing purposes. During the early stage of an instrument’s life cycle, we derive relatively greater revenues from instrument placements, while consumable sales become relatively more significant in later stages as the installed base of instruments increases and instrument placement revenues begin to decline. In the early stage of an instrument’s life cycle, placements are made primarily through sales transactions. As the market for the product matures, an increasing percentage of placements are made in transactions, sometimes referred to as volume commitments, such as our IDEXX 360 program, or reagent rentals, in which instruments are placed at customer sites at little or no cost in exchange for a multi-year customer commitment to purchase recurring products and services.

We place our Catalyst chemistry analyzers through sales, leases, rental, and other programs. In addition, we continue to place VetTest instruments through sales, lease, rental, and other programs, with substantially all of our revenues from that product line currently derived from consumable sales. As of December 31, 2018, our Catalyst and VetTest chemistry analyzers provided for a combined active installed base of approximately 50,800 units globally, as compared to approximately 47,000 units in 2017 and approximately 43,000 units in 2016. As of December 31, 2018, our premium Catalyst chemistry analyzers provided for an active installed base of approximately 37,000 units globally, as compared to approximately 30,000 units in 2017 and approximately 24,500 units in 2016. Approximately 54% of 2018 and 2017 Catalyst analyzer placements were to customers that are new to IDEXX, including customers who had been using instruments from one of our competitors, sometimes referred to as competitive accounts. Generally, placement of an instrument with a new or competitive account has the highest economic value as the entire consumable stream associated with that placement represents incremental recurring revenue, whereas the consumable stream associated with a Catalyst placement at a VetTest customer substitutes a Catalyst consumable stream for a VetTest consumable stream. We have found that the consumables revenues increase when a customer upgrades from a VetTest analyzer to a Catalyst analyzer due to the superior test menu capability, flexibility, and ease of use of the Catalyst analyzers, which leads to additional testing by the customer.

As we continue to experience growth in placements of Catalyst analyzers and in sales of related consumables, we expect this growth to be partly offset by a decline in placements of VetTest analyzers and in sales of related consumables.

The ProCyte Dx analyzer is our latest generation hematology analyzer.  In addition, we sell the LaserCyte Dx and VetAutoread analyzers. As of December 31, 2018, these hematology analyzers provided for a combined active installed base of approximately 35,900 units, as compared to 33,400 units in 2017 and 31,000 units in 2016. As of December 31, 2018, our premium ProCyte Dx and LaserCyte Dx hematology analyzers provided for an active installed base of approximately 29,000 units globally, as compared to approximately 26,000 units in 2017 and approximately 23,500 units in 2016. Approximately 67% of 2018 and 59% of 2017 ProCyte placements were made at competitive accounts. We also continue to place a substantial number of LaserCyte Dx instruments, both new and recertified, as trade-ups from the VetAutoread analyzer and at new and competitive accounts. As we continue to experience growth in placements of ProCyte Dx analyzers and in sales of related consumables, we expect this growth to be partly offset by a decline in placements of LaserCyte Dx and VetAutoread analyzers and a decrease in the associated recurring revenue stream.

Our SediVue Dx instrument was launched in North America early in 2016 and in the U.K. and Australia in the fourth quarter of 2016. During 2017, we continued to launch SediVue Dx internationally. As of December 31, 2018, our premium SediVue Dx analyzers provided for an active installed base of nearly 6,600 units globally, as compared to approximately 4,000 units in 2017 and approximately 1,500 units in 2016. This instrument and single-use consumable system provides a highly accurate way to automate the process of examining urine under a microscope. We provide customers with SediVue Dx consumables that are charged upon utilization, which we refer to as pay-per-run, as compared to other instruments where we charge upon shipment of consumables.

We seek to enhance the attractiveness and customer loyalty of our SNAP rapid assay tests, including by providing the SNAP Pro Analyzer, which activates SNAP tests, properly times the run, captures, and saves images of the results and, in conjunction with IVLS, records invoice charges in the patient record. Beginning in January of 2017, with our ProRead software, the SNAP Pro Analyzer interprets results. These features promote practice efficiency by eliminating manual entry of test results in patient records and also helps ensure that the services are recorded and accurately invoiced. In addition, SNAP Pro Analyzer results can be shared with pet owners on the SNAP Pro screen or, in conjunction with IVLS, via VetConnect PLUS. We also sell the SNAPshot Dx, which automatically reads certain SNAP test results and, in conjunction with IVLS, records those results in the electronic medical record. We continue to work on enhancing the functionality of our analyzers to read the results of additional tests from our canine and feline family of rapid assay products.

Our long-term success in the continuing growth of our CAG recurring diagnostic product and services is dependent upon; growing volumes at existing customers by increasing their utilization of existing and new test offerings, acquiring new customers, maintaining high customer loyalty and retention, our ability to realize modest annual price increases based on our differentiated products and the growing value of our diagnostic offering. We continuously seek opportunities to enhance the care that veterinary professionals give to their patients and clients through supporting the implementation of real-time care testing work flows, which is performing tests and sharing test results with the client at the time of the patient visit. Our latest generation of chemistry and hematology instruments demonstrates this commitment by offering enhanced ease of use, faster time to results, broader test menu and connectivity to various information technology platforms that enhance the value of the diagnostic information generated by the instruments. In addition, we provide marketing tools and customer support that help drive efficiencies in veterinary practice processes and allow practices to increase the number of clients they see on a daily basis.

With all of our instrument product lines, we seek to differentiate our products from our competitors’ products based on time-to-result, ease-of-use, throughput, breadth of diagnostic menu, flexibility of menu selection, accuracy, reliability, ability to handle compromised samples, analytical capability of diagnostics software, integration with the IVLS and VetConnect PLUS, client communications capabilities, education and training, and superior sales and customer service. Our success depends, in part, on our ability to differentiate our products in a way that justifies a premium price.

Recurring Diagnostic Revenue. Revenues from our proprietary IDEXX VetLab consumable products, our SNAP rapid assay test kits, outside reference laboratory and consulting services, and extended maintenance agreements and accessories related to our CAG Diagnostics instruments are considered recurring in nature. For the year ended December 31, 2018, recurring diagnostic revenue, which is both highly durable and profitable, accounted for approximately 75% of our consolidated revenue.

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

We derive substantial revenues and margins from the sale of consumables that are used in IDEXX VetLab instruments and the multi-year consumable revenue stream is significantly more valuable than the placement of the instrument. Our strategy is to increase diagnostic testing within veterinary practices by placing IDEXX VetLab instruments and increasing instrument utilization of consumables. Utilization can increase due to a greater number of patient samples being run or to an increase in the number of tests being run per patient sample. Our strategy is to increase both drivers. To increase utilization, we seek to educate veterinarians about best medical practices that emphasize the importance of chemistry, hematology, and urinalysis testing for a variety of diagnostic purposes, as well as by introducing new testing capabilities that were previously not available to veterinarians.

Our in-clinic diagnostic solutions also include SNAP rapid assay tests that address important medical needs for particular diseases prevalent in the companion animal population. We seek to differentiate these tests from those of other in-clinic test providers and reference laboratory diagnostic service providers based on critically important sensitivity and specificity, as demonstrated by peer reviewed third-party research, as well as overall superior performance and ease of use by providing our customers with combination tests that test a single sample for up to six diseases at once, including the ability to utilize our SNAP Pro Analyzer. We further augment our product development and customer service efforts with sales and marketing programs that enhance medical awareness and understanding regarding certain diseases and the importance of diagnostic testing.

We believe approximately half of all diagnostic testing by U.S. veterinarians is provided by outside reference laboratories such as IDEXX Reference Laboratories. In certain markets outside the U.S., in-clinic testing may be less prevalent, and an even greater percentage of diagnostic testing is done in reference laboratories. We attempt to differentiate our reference laboratory testing services from those of competitive reference laboratories and competitive in-clinic offerings primarily on the basis of a unique and proprietary test menu, technology employed, quality, turnaround time, customer service and tools such as VetConnect PLUS that demonstrate the complementary manner in which our laboratory services work with our in-clinic offerings.

Profitability in our lab business is supported, in part, by our expanding business scale globally. Profit improvements also reflect benefits from price increases and our ability to achieve operational efficiencies. When possible, we utilize core reference laboratories to service samples from other states or countries, expanding our customer reach without an associated expansion in our reference laboratory footprint. New laboratories that we open typically will operate at a loss until testing volumes achieve sufficient scale. Acquired laboratories frequently operate less profitably than our existing laboratories and acquired laboratories may not achieve the profitability of our existing laboratory network for several years until we complete the implementation of operating improvements and efficiencies. Therefore, in the short term, new and acquired reference laboratories generally will have a negative effect on our operating margin.

Recurring reference lab revenue growth is achieved both through increased testing volumes with existing customers and through the acquisition of new customers, net of customer losses. We believe the increased number of customer visits by our sales professionals as a result of the growth in our field sales organization has led to increased reference laboratory opportunities with customers who already use one of our in-clinic diagnostic modalities. In recent years, recurring reference laboratory diagnostic and consulting revenues have also been increased through reference laboratory acquisitions, customer list acquisitions, the opening of new reference laboratories, including laboratories that are co-located with large practice customers, and as a result of our up-front customer loyalty programs and our volume commitment programs. Our up-front customer loyalty programs are associated with customer acquisitions and retention and provide incentives to customers in the form of cash payments or IDEXX Points upon entering multi-year contractual agreements to purchase annual minimum amounts of products or services, including reference laboratory services. Our volume commitment programs, such as IDEXX 360, provide customers with a free or discounted instrument or system upon entering into multi-year agreements to purchase annual minimum amounts of products and services.

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

Veterinary Software, Services and Diagnostic Imaging Systems.  Our portfolio of practice management offerings is designed to serve the full range of customers within the North American, Australian, and European markets. Cornerstone, DVMAX, IDEXX Animana and IDEXX Neo practice management systems provide superior integrated information solutions, backed by exceptional customer support and education. These practice management systems allow the veterinarian to practice better medicine and achieve the practice’s business objectives, including a quality client experience, staff efficiency and practice profitability. We market Cornerstone, DVMAX and IDEXX Neo practice management systems to customers primarily in North America and Australia. We market our IDEXX Animana offering to customers primarily throughout Europe.

IDEXX Animana and IDEXX Neo practice management systems are subscription-based SaaS offerings designed to provide flexible pricing and a durable, recurring revenue stream, while utilizing cloud technology instead of a client server platform. While we continue to develop, sell, and support our licensed-based Cornerstone and DVMAX software, we are growing our installed base of subscription-based practice management offerings for new customers of IDEXX practice management systems. We believe that once established, this subscription-based model will provide higher profitability as compared to the historical license-based placements. Our Cornerstone and DVMAX customer base continues to be an important driver of growth through enhanced diagnostic integrations and high value add-on subscription services, such as Pet Health Network Pro, Petly Plans, and credit card processing, and we continue to make investments to enhance the customer experience of all of our license-based software offerings. We also offer rVetLink, a comprehensive referral management solution for specialty care hospitals that streamlines the referral process between primary care and specialty care veterinarians. rVetLink’s cloud technology integrates with major specialty hospital management systems, including Cornerstone Software and DVMAX Software.

We differentiate our practice management systems through enhanced functionality, ease of use, and embedded integration with in-clinic IDEXX VetLab instruments and outside reference laboratory test results. Our client communication services create more meaningful pet owner experiences through personalized communication. With our Smart Flow cloud technology, we are able to improve overall patient management through coordination and tracking of every step in a patient workflow. Pet Health Network Pro online client communication and education service complements the entire IDEXX product offering by educating pet owners and building loyalty through engaging the pet owner before, during and after the visit, thereby building client loyalty and driving more patient visits.

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

Water

Our strategy in the water testing business is to develop, manufacture, market and sell proprietary products that test primarily for the presence of microbial contamination in water matrices, including drinking water supplies, with superior performance, supported by exceptional customer service. Our customers primarily consist of water utilities, government laboratories and private certified laboratories that highly value strong relationships and customer support. We expect that future growth in this business will be partially dependent on our ability to increase international sales. Growth also will be dependent on our ability to enhance and broaden our product line. Most water microbiological testing is driven by regulation, and, in many countries, a test may not be used for compliance testing unless it has been approved by the applicable regulatory body and integrated into customers’ testing protocols. As a result, we maintain an active regulatory program that involves applying for a growing number of regulatory approvals in a number of countries, primarily in Europe. Further, we seek to receive regulatory approvals from governing agencies as a means to differentiate our products from the competition.

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

Our strategy in the dairy testing business is to develop, manufacture and sell antibiotic residue and contaminant testing products that satisfy applicable regulatory requirements or dairy processor standards for testing of milk and provide reliable field performance. The manufacture of these testing products leverages the SNAP platform and production assets that also support our rapid assay business, which also leverages the SNAP platform. The dairy SNAP products incorporate customized reagents for antibiotic and contaminant detection. To successfully increase sales of dairy testing products, we believe that we need to increase penetration in dairy processors and develop product line enhancements and extensions. Our Rapid Visual Pregnancy Test for cattle can detect pregnancy 28 days after breeding. This test provides a quick and accurate identifier using whole blood samples.

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

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. "Part II, Item 8. Note 2 Summary of Significant Accounting Policies" to the consolidated financial statements included in this Annual Report on Form 10-K describes the significant accounting policies used in preparation of these consolidated financial statements.

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

4.	Allocation of the transaction price to the performance obligations

5.	Recognition of revenue when, or as, we satisfy a performance obligation

See "Part II. Item 8. Financial Statements and Supplementary Data, Note 3. Revenue Recognition" to the consolidated financial statements for the year ended December 31, 2018, included in this Annual Report on Form 10-K for additional information about our revenue recognition policy and criteria for recognizing revenue.

We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The timing of revenue recognition, billings, and cash collections results in accounts receivable, contract assets as a result of revenue recognized in advance of billings (included within other assets), and contract liabilities or deferred revenue as a result of receiving consideration in advance of revenue recognition within our consolidated balance sheet.

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

Up-Front Customer Loyalty Programs. Our up-front loyalty programs provide customers with incentives in the form of cash payments or IDEXX Points upon entering into multi-year agreements to purchase annual minimum amounts of future products or services. If a customer breaches its agreement, they are required to refund all or a portion of the up-front cash or IDEXX Points, or make other repayments, remedial actions, or both. Up-front incentives to customers in the form of cash or IDEXX Points are not made in exchange for distinct goods or services and are capitalized as customer acquisition costs within other assets, which are subsequently recognized as a reduction to revenue over the term of the customer agreement. If these up-front incentives are subsequently utilized to purchase instruments, we allocate total consideration, including future committed purchases less up-front incentives and estimates of expected price adjustments, based on relative standalone selling prices to identified performance obligations and recognize instrument revenue and cost at the time of installation and customer acceptance. We estimate, based on historical experience, and apply judgment to predict the amounts of future customer purchases and expected price adjustments related these multi-year agreements. Differences between estimated and actual customer purchases may impact the amount and timing of revenue recognition and a 5% change in these estimates would have increased or reduced other assets and cumulative revenue related to these programs by approximately $0.6 million at December 31, 2018.

Volume Commitment Programs. Our volume commitment programs, such as our IDEXX 360 program, provide customers with a free or discounted instrument or system upon entering into multi-year agreements to purchase annual minimum amounts of products and services. We allocate total consideration, including future committed purchases and expected price adjustments, based on relative standalone selling prices to identified performance obligations and recognize instrument revenue and cost in advance of billing the customer at the time of installation and customer acceptance, which is also when the customer obtains control of the instrument based on legal title transfer. Our right to future consideration related to instrument revenue is recorded as a contract asset within other current and long-term assets. The contract asset is transferred to accounts receivable when customers are billed for future products and services over the term of the contract. We estimate, based on historical experience, and apply judgment to predict the amounts of future customer purchases and expected price adjustments related these multi-year agreements. Differences between estimated and actual customer purchases may impact the amount and timing of revenue recognition and a 5% change in these estimates would have increased or reduced contract assets and cumulative revenue related to these programs by approximately $0.8 million at December 31, 2018.

Instrument Rebate Programs. Our instrument rebate programs, previously referred to as IDEXX Instrument Marketing Programs, require an instrument purchase and provide customers the opportunity to earn future rebates based on the volume of products and services they purchase over the term of the program. We account for the customer’s right to earn rebates on future purchases as a separate performance obligation and determine the standalone selling price based on an estimate of rebates the customer will earn over the term of the program. Total consideration allocated to identified performance obligations is limited to goods and services that the customer is presently obligated to purchase and does not include estimates of future purchases that are optional. We allocate total consideration to identified performance obligations, including customer’s right to earn rebates on future purchases, which is deferred and recognized upon the purchase of future products and services, offsetting future rebates as they are earned. We estimate, based on historical experience, and apply judgment to predict the amounts of future customer rebates related these multi-year agreements. Differences between estimated and actual customer rebates may impact the amount and timing of revenue recognition and a 5% change in these estimates would have increased or reduced deferred revenue and cumulative revenue related to these programs by approximately $1.4 million at December 31, 2018.

Reagent Rental Programs. Our reagent rental programs provide our customers the right to use our instruments upon entering into multi-year agreements to purchase annual minimum amounts of consumables. These types of agreements include an embedded operating lease for the right to use our instrument and no instrument revenue is recognized at the time of instrument installation. We determine the amount of lease revenue allocated to the instrument based on relative standalone selling prices and determine the pattern of instrument revenue recognition in proportion to the customer’s minimum purchase commitment. The cost of the instrument is removed from inventory and capitalized within property and equipment, and is charged to cost of product revenue ratably over the term of the agreement.

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

Future market conditions and changes in product offerings may cause us to change marketing strategies to increase or decrease customer incentive offerings, possibly resulting in incremental reductions of revenue in future periods as compared to reductions in the current or prior periods. Additionally, certain customer programs require us to estimate, based on historical experience, and apply judgment to predict the amounts of future customer purchases, customer rebates and other incentive payments, and price adjustments related to multi-year agreements. Differences between estimated and actual customer purchases may impact the amount and timing of revenue recognition as described above.

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

In the fourth quarters of 2018 and 2017, we elected to bypass the qualitative approach that allows the assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and instead proceeded directly to assessing the fair value of all of our reporting units and comparing the fair value of to the carrying value to determine if any impairment is necessary.

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

We maintain approximately $6.5 million of goodwill associated with our remaining pharmaceutical intellectual property, out-licensing arrangements, and certain retained drug delivery technologies (collectively “Pharmaceutical Activities”) that we seek to commercialize through arrangements with third parties. Currently, our primary support for the carrying value of this goodwill is royalty revenue associated with the commercialization of certain intellectual property. There is no guarantee that we will be able to maintain or increase revenues from our remaining Pharmaceutical Activities. The results of our goodwill impairment test for these Pharmaceutical Activities indicate an excess of estimated fair value over the carrying amount of this reporting unit by approximately $4.3 million and 66% of the reporting unit’s carrying value. Excluding these Pharmaceutical Activities, the results of our goodwill impairment test indicate an excess of estimated fair value over the carrying amount for each of our reporting units with a minimum of 173% and an average of approximately 820%.

While we believe that the assumptions used to determine the estimated fair values of each of our reporting units are reasonable, a change in assumptions underlying these estimates could result in a material negative effect on the estimated fair value of the reporting units. Our fair value estimate assumes the achievement of future financial results contemplated in our forecasted cash flows, and there can be no assurance that we will realize that value. We use forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlooks for our reporting units. Actual results may differ from those assumed in our forecasts. The discount rate is based on a weighted average cost of capital derived from industry peers. Changes in market conditions, interest rates, growth rates, tax rates, costs, pricing, or the discount rate would affect the estimated fair values of our reporting units and could result in a goodwill impairment charge in a future period. No goodwill impairments were identified during the years ended December 31, 2018, 2017 and 2016.

A prolonged economic downturn in the U.S. or internationally resulting in lower long-term growth rates and reduced long-term profitability may reduce the fair value of our reporting units. Industry specific events or circumstances could have a negative impact on our reporting units and may also reduce the fair value of our reporting units. Should such events occur, and it becomes more likely than not that a reporting unit’s fair value has fallen below its carrying value, we will perform an interim goodwill impairment test, in addition to the annual impairment test. Future impairment tests may result in an impairment of goodwill, depending on the outcome of future impairment tests. An impairment of goodwill would be reported as a non-cash charge to earnings.

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

We had no impairments of our intangible assets during the years ended December 31, 2018 and 2017. During the first half of 2016, management reviewed our OPTI Medical product offering, which resulted in the discontinuance of our instrument development activities in the human point-of-care medical diagnostics market and a decision to focus our commercial and development efforts to support our latest generation OPTI CCA-TS2 Blood Gas and Electrolyte analyzer. Management identified unfavorable trends in our OPTI Medical business resulting from this change in strategy. We revised our forecasts downward, causing us to assess the realizability of the related tangible and intangible assets and determined the expected future cash flows were less than the carrying value of the OPTI Medical asset group. Non-cash intangible asset impairments of $2.2 million were recognized during the six months ended June 30, 2016. The intangibles associated with our OPTI Medical human point-of-care medical diagnostics market are fully written off.

Our business combinations regularly include contingent consideration arrangements that require additional consideration to be paid based on the achievement of established objectives, most commonly related to the retention or growth of the customer base during the post-combination period. We assess contingent consideration to determine if it is part of the business combination or if it should be accounted for separately from the business combination in the post-combination period. Contingent consideration is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings. Changes in the fair value of contingent consideration and differences arising upon settlement were not material during the years ended December 31, 2018, 2017 and 2016. See "Part II. Item 8. Financial Statements and Supplementary Data, Note 4. Acquisitions and Investments" to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding contingent consideration arising from business acquisitions.

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

We use the Black-Scholes-Merton option-pricing model to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. The risk-free interest rate is based on the U.S. Treasury yield for a duration similar to the expected term at the date of grant. We have never paid any cash dividends on our common stock and we have no intention to pay a dividend at this time; therefore, we assume that no dividends will be paid over the expected terms of option awards. We determine the assumptions to be used in the valuation of option grants as of the date of grant. As such, we use different assumptions during the year if we grant options at different dates. Substantially all our options granted during the years ended December 31, 2018, 2017 and 2016 were granted in the first quarter of each year. The weighted average of each of the valuation assumptions used to determine the fair value of each option grant during each of the previous three years is as follows:

	For the Years Ended December 31,
	2018	2017	2016

Expected stock price volatility	24%	26%	25%
Expected term, in years(1)	5.8	5.8	5.7
Risk-free interest rate	2.7%	2.0%	1.2%

(1)	Options granted have a contractual term of ten years.

Changes in these subjective assumptions, particularly for the expected stock price volatility and the expected term of options, can materially affect the fair value estimate. Our expected stock price volatility assumption is based on the historical volatility of our stock over a period similar to the expected term and other relevant factors. Higher estimated volatility increases the fair value of a stock option, while lower estimated volatility has the opposite effect. The total fair value of stock options granted during the year ended December 31, 2018, was $17.6 million. If the weighted average of the stock price volatility assumption was increased or decreased by 1%, the total fair value of stock options awarded during the year ended December 31, 2018, would have increased or decreased by approximately $0.5 million and the total expense recognized for the year ended December 31, 2018, for options awarded during the same period would have increased or decreased by less than $0.1 million.

We derive the expected term assumption for stock options based on historical experience and other relevant factors concerning expected behavior with regard to option exercises. The expected term is determined using a consistent method at each grant date. A longer expected term assumption increases the fair value of stock option awards, while a shorter expected term assumption has the opposite effect. If the weighted average of the expected term was increased or decreased by one year, the total fair value of stock options awarded during the year ended December 31, 2018, would have increased or decreased by approximately $1.7 million, and the total expense recognized for the year ended December 31, 2018, for options awarded during 2018 would have increased or decreased by approximately $0.3 million.

For a significant majority of our awards, share-based compensation expense is recognized on a straight-line basis over the requisite service period, which ranges from one to five years, depending on the award. Share-based compensation expense is recognized on a grade-vesting methodology for performance-based restricted stock units. Share-based compensation expense is based on the number of awards expected to vest and is, therefore, reduced for an estimate of the number of awards that are expected to be forfeited. The forfeiture estimates are based on historical data and other factors; share-based compensation expense is adjusted annually for actual results. Total share-based compensation expense for the year ended December 31, 2018, was $25.2 million, which is net of a reduction of approximately $4.1 million for actual and estimated forfeitures. Fluctuations in our overall employee turnover rate may result in changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience and, therefore could have a significant unanticipated impact on share-based compensation expense.

Modifications of the terms of outstanding awards may result in significant increases or decreases in share-based compensation. There were no material modifications to the terms of outstanding options, restricted stock units or deferred stock units during 2018, 2017 or 2016.

The fair value of stock options, restricted stock units, deferred stock units and employee stock purchase rights issued totaled $34.0 million for the year ended December 31, 2018, $31.4 million for the year ended December 31, 2017, and $27.0 million for the year ended December 31, 2016. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at December 31, 2018, was $51.2 million, which will be recognized over a weighted average period of approximately 1.7 years.

Income Taxes

The 2017 Tax Act was enacted on December 22, 2017, and includes significant changes to the U.S. corporate tax system. Effective January 1, 2018, the 2017 Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, and transitioned from a worldwide tax system to a territorial tax system, and eliminated or reduced certain domestic deductions among other changes. The 2017 Tax Act introduced new provisions including the Global Intangible Low-Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion Anti-Abuse Tax (“BEAT"), expanded bonus depreciation and changed deductions for executive compensation and interest expense. See "Part II. Item 8. Financial Statements and Supplementary Data, Note 13. Income Taxes" in the accompanying Notes to the consolidated financial statements for more information regarding the impact of the 2017 Tax Act.

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable.

On a quarterly basis, we assess our current and projected earnings by jurisdiction to determine whether or not our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future tax benefits. Should we determine that we would not be able to realize all or part of our net deferred tax asset in a particular jurisdiction in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. A reduction of net income before taxes in each subsidiary equal to 5% of revenue, compared to the corresponding reported amounts for the year ended December 31, 2018, would not result in the recognition of material incremental valuation allowances.

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

We record a liability for uncertain tax positions that do not meet the more likely than not standard as prescribed by the authoritative guidance for income tax accounting. We record tax benefits for only those positions that we believe will more likely than not be sustained. For positions that we believe that it is more likely than not that we will prevail, we record a benefit considering the amounts and probabilities that could be realized upon ultimate settlement. If our judgment as to the likely resolution of the uncertainty changes, if the uncertainty is ultimately settled or if the statute of limitation related to the uncertainty expires, the effects of the change would be recognized in the period in which the change, resolution or expiration occurs. Our net liability for uncertain tax positions was $26.0 million as of December 31, 2018, and $21.8 million as of December 31, 2017, which includes estimated interest expense and penalties. See "Part II. Item 8. Financial Statements and Supplementary Data, Note 13. Income Taxes" in the accompanying Notes to the consolidated financial statements for more information.

RECENT ACCOUNTING PRONOUNCEMENTS

In addition to the impacts from new accounting pronouncements included above, see "Part II. Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies (w) and (x)" to the consolidated financial statements for the year ended December 31, 2018, included in this Annual Report on Form 10-K for a complete discussion of recent accounting pronouncements adopted and not adopted.

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

In certain countries, we sell our products through third-party distributors and may be unable to obtain data for sales to end users. We do not believe the impact of changes in these distributors’ inventories had or would have a material impact on our growth rates. See “Part I, Item 1. Business, Marketing and Distribution” included in this Annual Report on Form 10-K for additional information regarding distribution channels.

Currency Impact. For the year ended December 31, 2018, approximately 22% of our consolidated revenue was derived from products manufactured or sourced in U.S. dollars and sold internationally in local currencies, as compared to 21% for the years ended December 31, 2017 and 2016.  Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured or purchased in U.S. dollars and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. denominated revenues. See “Part II, Item 7A. Quantitative and Qualitative Disclosure About Market Risk” included in this Annual Report on Form 10-K for additional information regarding currency impact. Our future income tax expense could also be affected by changes in the mix of earnings, including as a result of changes in the rate of exchange for the U.S. dollar relative to currencies in countries with differing statutory tax rates. See “Part I, Item 1A. Risk Factors” included in this Annual Report on Form 10-K for additional information regarding tax impacts.

Effects of Economic Conditions.  Pet owners generally pay cash out of pocket for health care services for their pets from veterinary practices. Demand for our products and services is vulnerable to changes in the economic environment, including slow economic growth, high unemployment, and credit availability. Negative or cautious consumer sentiment can lead to reduced or delayed consumer spending, resulting in a decreased number of patient visits to veterinary clinics. Unfavorable economic conditions can impact sales of instruments, diagnostic imaging, and practice management systems, which are larger capital purchases for veterinarians. Additionally, economic turmoil can cause our customers to remain sensitive to the pricing of our products and services. In the U.S., we monitor patient visits and clinic revenue data provided by a subset of our CAG customers. Although this data is a limited sample and susceptible to short-term impacts such as weather, which may affect the number of patient visits in a given period, we believe that this data provides a fair and meaningful long-term representation of the trend in patient visit activity in the U.S., providing us insight regarding demand for our products and services.

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

Effects of Patent Expiration. Although we have several patents and licenses of patents and technologies from third parties that expired during 2018, and several that are expected to expire in 2019 and beyond, the expiration of these patents or licenses, individually or in the aggregate, is not expected to have a material effect on our financial position or future operations due to a range of factors as described in "Part I, Item 1. Business, Patents and Licenses”.

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

We also exclude from organic revenue growth the effect of certain business acquisitions and divestitures because the nature, size and number of these transactions can vary dramatically from period to period, and because they either require or generate cash as an inherent consequence of the transaction, and therefore can also obscure underlying business and operating trends. Effective January 1, 2018, we exclude only acquisitions that are considered to be a business from organic revenue growth. We consider acquisitions to be a business when all three elements of inputs, processes and outputs are present, consistent with ASU 2017-01, “Business Combinations: (Topic 805) Clarifying the Definition of a Business.” In a business combination, if substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, we do not consider these assets to be a business and effective January 1, 2018, we include these acquisitions in organic revenue growth. A typical acquisition that we do not consider a business is a customer list asset acquisition, which does not have all elements necessary to operate a business, such as employees or infrastructure. We believe the efforts required to convert and retain these acquired customers are similar in nature to our existing customer base and therefore are included in organic revenue growth. This change did not have a material impact on organic revenue growth during the year ended December 31, 2018. Prior to January 1, 2018, we excluded all acquisitions from organic revenue growth and we have not restated previously reported organic revenue growth for the years ended December 31, 2017 and 2016, as this change would not have been material.

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

Twelve Months Ended December 31, 2018, Compared to Twelve Months Ended December 31, 2017

Total Company

The following table presents revenue by operating segment by U.S. markets and non-U.S., or international markets:

	For the Years Ended December 31,
Net Revenue (dollars in thousands)	2018	2017	Dollar Change	Reported Revenue Growth(1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth(1)

CAG	$1,935,428	$1,703,377	$232,051	13.6%	0.7%	0.1%	12.8%
United States	1,277,146	1,125,364	151,782	13.5%	—	0.1%	13.4%
International	658,282	578,013	80,269	13.9%	2.1%	—	11.7%

Water	125,198	114,395	10,803	9.4%	0.2%	—	9.3%
United States	58,774	55,482	3,292	5.9%	—	—	5.9%
International	66,424	58,913	7,511	12.7%	0.3%	—	12.4%

LPD	130,581	128,481	2,100	1.6%	1.0%	—	0.6%
United States	13,932	14,108	(176)	(1.3%)	—	—	(1.3%)
International	116,649	114,373	2,276	2.0%	1.1%	—	0.9%

Other	22,035	22,805	(770)	(3.4%)	0.3%	—	(3.7%)

Total Company	$2,213,242	$1,969,058	$244,184	12.4%	0.7%	0.1%	11.6%
United States	1,357,909	1,203,547	154,362	12.8%	—	0.1%	12.7%
International	855,333	765,511	89,822	11.7%	1.8%	—	9.9%

(1)	Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in both U.S. and international organic revenues was driven by strong volume gains in CAG Diagnostics recurring revenue, supported by our differentiated diagnostic technologies and expanded commercial organization that are driving increased volumes from new and existing customers in our reference laboratory business and the continued expansion of our CAG Diagnostics instrument installed base. Our Water business also contributed to our international growth, primarily from higher sales volumes of our Colilert test products and related accessories. Total company revenue included approximately $58.3 million in 2018 that was attributed to the New Revenue Standard.

The following table presents our total Company results of operations:

	For the Years Ended December 31,				Change
Total Company - Results of Operations (dollars in thousands)	2018	Percent of Revenue	2017	Percent of Revenue	Amount	Percentage

Revenues	$2,213,242		$1,969,058		$244,184	12.4%
Cost of revenue	971,700		871,676		100,024	11.5%
Gross profit	1,241,542	56.1%	1,097,382	55.7%	144,160	13.1%

Operating Expenses:
Sales and marketing	387,406	17.5%	354,294	18.0%	33,112	9.3%
General and administrative	244,938	11.1%	220,878	11.2%	24,060	10.9%
Research and development	117,863	5.3%	109,182	5.5%	8,681	8.0%
Total operating expenses	750,207	33.9%	684,354	34.8%	65,853	9.6%
Income from operations	$491,335	22.2%	$413,028	21.0%	$78,307	19.0%

Gross Profit. Total Company gross profit increase was due to higher sales volumes and a 40 basis point increase in the gross profit percentage. The increase in the gross profit percentage was supported by the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio, the favorable impact of lower product costs and productivity gains. These impacts were partially offset by higher information technology costs, including costs that were previously captured within operating expenses, increased investments in reference laboratory capacity and employee benefits, as well as unfavorable impacts related to instrument program mix under the New Revenue Standard. The impact from foreign currency movements, including the impact of hedge gains in the prior period compared to hedge losses in the current period, did not have a material impact. Gross profit included approximately $22.9 million in 2018 attributed to the New Revenue Standard.

Operating Expenses. The increase in sales and marketing expense was primarily due to increased personnel-related costs as we continue to invest in and grow our global commercial infrastructure. The increase in general and administrative expense resulted primarily from higher personnel-related costs, foreign exchange losses on settlements of foreign currency denominated transactions compared to gains in the prior period, and information technology investments, including ongoing depreciation and maintenance associated with prior year projects. These increases were partially offset by certain information technology costs that are now captured within cost of revenue. Research and development expense increased primarily due to higher personnel-related costs. The overall change in currency exchange rates resulted in an increase in operating expenses of approximately 1%, including foreign exchange losses on settlements of foreign currency denominated transactions recorded within Unallocated Amounts.

Companion Animal Group

The following table presents revenue by product and service category for CAG: ໿

	For the Years Ended December 31,
Net Revenue (dollars in thousands)	2018	2017	Dollar Change	Reported Revenue Growth(1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth(1)

CAG Diagnostics recurring revenue:	$1,654,530	$1,451,701	$202,829	14.0%	0.8%	—	13.2%
IDEXX VetLab consumables	617,237	518,774	98,463	19.0%	0.8%	—	18.1%
Rapid assay products	217,541	205,309	12,232	6.0%	0.4%	—	5.6%
Reference laboratory diagnostic and consulting services	746,794	660,142	86,652	13.1%	0.9%	—	12.2%
CAG Diagnostics services and accessories	72,958	67,476	5,482	8.1%	0.8%	—	7.4%
CAG Diagnostics capital - instruments	134,264	119,963	14,301	11.9%	0.6%	—	11.3%
Veterinary software, services and diagnostic imaging systems	146,634	131,713	14,921	11.3%	0.1%	1.3%	10.0%
Net CAG revenue	$1,935,428	$1,703,377	$232,051	13.6%	0.7%	0.1%	12.8%

(1)	Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to increased volumes in IDEXX VetLab consumables and reference laboratory diagnostic services, supported by our differentiated diagnostic technologies, expanded commercial organization, and to a lesser extent, higher realized prices. CAG Diagnostics recurring revenue included approximately $18.6 million in 2018 that was attributed to the New Revenue Standard.

IDEXX VetLab consumables revenue growth was primarily due to higher sales volumes across all regions for our Catalyst consumables, and to a lesser extent Procyte Dx consumables and SediVue Dx analyzer pay-per-run sales, supported by growth in testing by new and existing customers and our expanded menu of available tests, as well as benefits from higher average unit sales prices. IDEXX VetLab consumables revenue included approximately $12.5 million in 2018 that was attributed to the New Revenue Standard.

The increase in rapid assay revenue resulted from higher sales volumes and average unit prices of canine SNAP® 4Dx Plus tests and higher sales volumes of single analyte SNAP products. Rapid assay revenue included approximately $0.8 million in 2018 that was attributed to the New Revenue Standard.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to the impact of higher testing volumes throughout our worldwide network of laboratories, most prominently in the U.S., resulting from increased testing from new and existing customers, supported by our differentiated diagnostic technologies, such as IDEXX SDMA™ and fecal antigen testing, and to a lesser extent, higher average unit sales prices. Reference laboratory diagnostic and consulting revenue included approximately $5.6 million in 2018 that was attributed to the New Revenue Standard.

CAG Diagnostic services and accessories revenue growth was primarily a result of the increase in our active installed base of instruments. The New Revenue Standard did not have a material impact on CAG Diagnostic services and accessories revenue in 2018.

CAG Diagnostics Capital – Instruments Revenue. The increase in CAG Diagnostics capital instrument revenue reflects increased placements of Catalyst, SediVue Dx, and to a lesser extent, Procyte Dx analyzers, supported by the introduction of IDEXX 360 in the first quarter of 2018. The success of our IDEXX 360 program caused a shift away from our instrument rebate program, which resulted in increased upfront instrument revenue recognition attributed to the New Revenue Standard. CAG Diagnostics capital instrument revenue included approximately $33.1 million in 2018 that was attributed to the New Revenue Standard.

Veterinary Software, Services, and Diagnostic Imaging Systems Revenue. The increase in revenue was primarily due to increased diagnostic imaging system placements and higher veterinary subscription service revenue, partially offset by lower relative diagnostic imaging system prices. Veterinary software, services and diagnostic imaging revenue included approximately $6.4 million in 2018 attributed to the New Revenue Standard. Our acquisition of a software company in the second half of 2018 and two software companies in the second quarter of 2017 also contributed 1.3% to reported revenue growth.

The following table presents the CAG segment results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2018	Percent of Revenue	2017	Percent of Revenue	Amount	Percentage

Revenues	$1,935,428		$1,703,377		$232,051	13.6%
Cost of revenue	868,919		766,579		102,340	13.4%
Gross profit	1,066,509	55.1%	936,798	55.0%	129,711	13.8%

Operating Expenses:
Sales and marketing	345,737	17.9%	312,497	18.3%	33,240	10.6%
General and administrative	204,425	10.6%	180,907	10.6%	23,518	13.0%
Research and development	86,864	4.5%	79,837	4.7%	7,027	8.8%
Total operating expenses	637,026	32.9%	573,241	33.7%	63,785	11.1%
Income from operations	$429,483	22.2%	$363,557	21.3%	$65,926	18.1%

Gross Profit. Gross profit for CAG increased primarily due to higher sales volumes, along with a 10 basis point increase in the gross profit percentage. The net benefit of price increases in our CAG Diagnostics recurring revenue portfolio and the favorable impact of productivity gains were offset by higher information technology costs, including costs that were previously captured within operating expenses, as well as increased investments in reference laboratory capacity and employee benefits, as well as unfavorable impacts related to instrument program mix under the New Revenue Standard. The impact from foreign currency movements had an immaterial impact on the gross profit margin. Gross profit included approximately $22.7 million in 2018 attributed to the New Revenue Standard.

Operating Expenses. The increase in sales and marketing expense was primarily due to increased personnel-related costs as we continue to invest in our global commercial infrastructure, offset by approximately $2.1 million related to net deferred costs to obtain contracts under the New Revenue Standard. The increase in general and administrative expense resulted primarily from higher personnel-related costs, incremental information technology investments, and costs related to the impairment of construction in progress production equipment in connection with the discontinuation of our in-clinic SNAP Fecal product. These increases were partially offset by certain information technology costs that are now captured within cost of revenue. The increase in research and development expense was primarily due to increased personnel-related costs. The overall change in currency exchange rates resulted in an increase in operating expenses of less than 1%.

Water

The following table presents the Water segment results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2018	Percent of Revenue	2017	Percent of Revenue	Amount	Percentage

Revenues	$125,198		$114,395		$10,803	9.4%
Cost of revenue	37,106		35,030		2,076	5.9%
Gross profit	88,092	70.4%	79,365	69.4%	8,727	11.0%

Operating Expenses:
Sales and marketing	15,900	12.7%	14,482	12.7%	1,418	9.8%
General and administrative	13,005	10.4%	11,803	10.3%	1,202	10.2%
Research and development	2,580	2.1%	2,464	2.2%	116	4.7%
Total operating expenses	31,485	25.1%	28,749	25.1%	2,736	9.5%
Income from operations	$56,607	45.2%	$50,616	44.2%	$5,991	11.8%

Revenue. The increase in revenue was attributable to higher sales volumes of our Colilert test products and related accessories, used in coliform and E. coli testing in North America, Europe, and Latin America, and to a lesser extent, the benefit of price increases. Revenue growth in Latin America includes the impact of our go-direct initiative in Brazil, which contributed approximately 1% to revenue growth, including the impact of reductions in distributor inventories in the first quarter of the prior year. The favorable impact of currency movements increased revenue by approximately 20 basis points. The New Revenue Standard did not have a material impact on Water revenue in 2018.

Gross Profit. Gross profit for Water increased due to higher sales volumes as well as a 100 basis point increase in the gross profit percentage. The increase in the gross profit percentage was primarily due to the net benefit of price increases, and to a lesser extent, decreases in manufacturing costs. The impact from foreign currency movements decreased gross profit margin by approximately 20 basis points, including the impact of hedge losses in the current year compared to hedge gains in the prior year.

Operating Expenses. The increase in sales and marketing expense was primarily due to higher personnel-related costs related to increased head count. The increase in general and administrative expense was primarily due to employee related costs. Research and development expense was relatively unchanged. The overall change in currency exchange rates was immaterial to operating expenses.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2018	Percent of Revenue	2017	Percent of Revenue	Amount	Percentage

Revenues	$130,581		$128,481		$2,100	1.6%
Cost of revenue	55,621		56,341		(720)	(1.3%)
Gross profit	74,960	57.4%	72,140	56.1%	2,820	3.9%

Operating Expenses:
Sales and marketing	24,594	18.8%	24,801	19.3%	(207)	(0.8%)
General and administrative	19,159	14.7%	18,723	14.6%	436	2.3%
Research and development	11,795	9.0%	12,152	9.5%	(357)	(2.9%)
Total operating expenses	55,548	42.5%	55,676	43.3%	(128)	(0.2%)
Income from operations	$19,412	14.9%	$16,464	12.8%	$2,948	17.9%

Revenue. The increase in LPD revenue was primarily due to higher herd health screening in the Asia-Pacific region and an increase in recurring poultry testing in Asia. These increases were partially offset by the impact of an African swine fever outbreak in China, continued pressure on our dairy business, including impacts from lower milk prices, and comparisons to high 2017 year-end government program and distributor orders. The favorable impact of currency movements increased revenue by approximately 1%. The New Revenue Standard did not have a material impact on LPD revenue in 2018.

Gross Profit. The increase in LPD gross profit was due to higher sales volume and a 130 basis point increase in the gross profit percentage. The increase in the gross profit percentage reflected lower product costs, as well as favorable product mix driven by higher herd health screening. The impact from foreign currency movements increased gross profit margin by approximately 30 basis points, including the impact of hedge gains in the current year compared to hedge losses in the prior year.

Operating Expenses. The overall decrease in operating expenses was primarily due to cost control initiatives, offset by increased consulting costs within general and administrative expenses. The overall change in currency exchange rates resulted in an increase in operating expenses of less than 1%.

Other

The following table presents the Other results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2018	Percent of Revenue	2017	Percent of Revenue	Amount	Percentage

Revenues	$22,035		$22,805		$(770)	(3.4%)
Cost of revenue	11,785		11,417		368	3.2%
Gross profit	10,250	46.5%	11,388	49.9%	(1,138)	(10.0%)

Operating Expenses:
Sales and marketing	1,806	8.2%	2,093	9.2%	(287)	(13.7%)
General and administrative	3,741	17.0%	3,359	14.7%	382	11.4%
Research and development	974	4.4%	1,099	4.8%	(125)	(11.4%)
Total operating expenses	6,521	29.6%	6,551	28.7%	(30)	(0.5%)
Income from operations	$3,729	16.9%	$4,837	21.2%	$(1,108)	(22.9%)

໿
Revenue. The decrease in Other revenue was due to lower volumes of our OPTI Medical analyzers and related consumables in the Middle East and Asia, partially offset by higher royalties associated with intellectual property related to our former pharmaceutical product line, as well as higher realized prices of our OPTI Medical products and services. The favorable impact of currency movements increased revenue by approximately 30 basis points.

Gross Profit. Gross profit for Other decreased due to a 340 basis point decrease in the gross profit percentage primarily due to higher OPTI Medical product costs, and to a lesser extent, service and distribution costs, partially offset by higher OPTI Medical realized price and increased royalties. The overall change in currency exchange rates had an immaterial impact on the gross profit percentage.

Operating Expenses. The decreases in sales and marketing and research and development expenses were primarily due to lower personnel costs. The increase in general and administrative costs were primarily due to higher facility costs.

Unallocated Amounts

We estimate certain personnel-related costs and allocate these budgeted expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”

The following table presents the Unallocated Amounts results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2018	Percent of Revenue	2017	Percent of Revenue	Amount	Percentage

Revenues	$—		$—		$—	N/A
Cost of revenue	(1,731)		2,309		(4,040)	(175.0%)
Gross profit	1,731		(2,309)		4,040	(175.0%)

Operating Expenses:
Sales and marketing	(631)		421		(1,052)	(249.9%)
General and administrative	4,608		6,086		(1,478)	(24.3%)
Research and development	15,650		13,630		2,020	14.8%
Total operating expenses	19,627		20,137		(510)	(2.5%)
Income from operations	$(17,896)		$(22,446)		$4,550	(20.3%)

Unallocated Amounts. The net change in cost of revenue and operating expenses was primarily due to lower unallocated employee incentive and benefits costs, as well as corporate function costs, both as a result of increased allocations to our segments. These impacts were partially offset by foreign exchange losses on settlements of foreign currency denominated transactions compared to gains in the prior period and an increased investment in research and development.

Non-Operating Items

Interest Income. Interest income was $1.2 million for the year ended December 31, 2018, as compared to $5.3 million for the same period in the prior year. The decrease in interest income was primarily due to the liquidation of our portfolio of marketable securities during the first quarter of 2018. The adoption of the New Revenue Standard decreased interest income by approximately $1.0 million in 2018.

Interest Expense. Interest expense was $34.7 million for the year ended December 31, 2018, as compared to $37.2 million for the prior year. The decrease in interest expense was due to a lower average balance on our Credit Facility, partially offset by higher variable interest rates. See "Part II. Item 8. Financial Statements and Supplementary Data, Note 12. Debt" to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our senior notes and Credit Facility.

Provisions for Income Taxes. Our effective income tax rate was 17.6% for the year ended December 31, 2018, and 30.9% for the year ended December 31, 2017. Our effective income tax rate for the year ended December 31, 2018 was lower primarily related to the reduction in the 2018 U.S. statutory tax rate to 21% from 35%, as well as the comparison to a non-recurring charge resulting from the 2017 Tax Act for the year ended December 31, 2017. These favorable impacts were offset by lower tax benefits related to share-based compensation and the prior year utilization of foreign tax credits.

Our effective tax rate for the year ended December 31, 2018, was reduced by approximately 5% from the tax benefits related to share-based payments. We anticipate the tax benefit related to share-based payments to reduce our 2019 effective income tax rate by approximately 2%, based on recent settlement trends and stock price levels. These impacts may vary significantly based on the timing of actual settlement activity.

Twelve Months Ended December 31, 2017, Compared to Twelve Months Ended December 31, 2016

Total Company

The following table presents revenue by operating segment, by U.S. markets and non-U.S., or international markets:

	For the Years Ended December 31,
Net Revenue (dollars in thousands)	2017	2016	Dollar Change	Reported Revenue Growth(1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth(1)

CAG	$1,703,377	$1,522,689	$180,688	11.9%	0.3%	0.2%	11.4%
United States	1,125,364	1,017,065	108,299	10.6%	—	0.2%	10.5%
International	578,013	505,624	72,389	14.3%	0.8%	0.4%	13.2%

Water	114,395	103,579	10,816	10.4%	0.3%	—	10.2%
United States	55,482	52,852	2,630	5.0%	—	—	5.0%
International	58,913	50,727	8,186	16.1%	0.6%	—	15.6%

LPD	128,481	126,491	1,990	1.6%	1.1%	—	0.5%
United States	14,108	13,253	855	6.5%	—	—	6.5%
International	114,373	113,238	1,135	1.0%	1.2%	—	(0.2%)

Other	22,805	22,664	141	0.6%	0.1%	—	0.5%

Total Company	$1,969,058	$1,775,423	$193,635	10.9%	0.3%	0.2%	10.4%
United States	1,203,547	1,089,595	113,952	10.5%	—	0.2%	10.3%
International	765,511	685,828	79,683	11.6%	0.8%	0.3%	10.5%

(1)	Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. U.S. and international organic revenue growth both reflect strong volume gains in CAG Diagnostics recurring revenue, supported by our differentiated diagnostic technologies that are driving increased volumes from new and existing customers in our reference laboratory business, and continued strong growth in CAG Diagnostics instrument installed base, including growth in our SediVue Dx analyzer installed base. International organic growth was strong in Europe and Asia Pacific, reflecting the aforementioned CAG Diagnostics recurring volume-driven growth. Our Water business also contributed to our international growth, primarily from higher sales volumes of our Colilert test products and related accessories in Europe, the Asia-Pacific region, and increases from our go-direct initiative in Brazil.

The following table presents the total Company results of operations:

	For the Years Ended December 31,				Change
Total Company - Results of Operations (dollars in thousands)	2017	Percent of Revenue	2016	Percent of Revenue	Amount	Percentage

Revenues	$1,969,058		$1,775,423		$193,635	10.9%
Cost of revenue	871,676		799,987		71,689	9.0%
Gross profit	1,097,382	55.7%	975,436	54.9%	121,946	12.5%

Operating Expenses:
Sales and marketing	354,294	18.0%	317,058	17.9%	37,236	11.7%
General and administrative	220,878	11.2%	207,017	11.7%	13,861	6.7%
Research and development	109,182	5.5%	101,122	5.7%	8,060	8.0%
Total operating expenses	684,354	34.8%	625,197	35.2%	59,157	9.5%
Income from operations	$413,028	21.0%	$350,239	19.7%	$62,789	17.9%

Gross Profit. Total Company gross profit increase was due to higher sales volumes and an 80 basis point increase in the gross profit percentage. The increase in the gross profit percentage was supported by the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio, the favorable impact of lower product and manufacturing costs, and favorable mix benefits from high growth CAG Diagnostic recurring revenues. These favorable impacts were slightly offset by a reduction of approximately 20 basis points from currency movements, including the combined impact of comparisons to hedge gains in 2016 and hedge losses in 2017.

Operating Expenses. The increase in total Company sales and marketing expense was due primarily to increases in personnel-related costs as we continued to invest in and grow our global commercial infrastructure. The increase in general and administrative expense resulted primarily from information technology investments, including ongoing depreciation and maintenance associated with 2016 projects and higher personnel-related costs, offset by a 2016 non-cash intangible asset impairment within our OPTI Medical business. Research and development expense increased primarily due to higher personnel-related and consultant costs.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Years Ended December 31,
Net Revenue (dollars in thousands)	2017	2016	Dollar Change	Reported Revenue Growth(1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth(1)

CAG Diagnostics recurring revenue:	$1,451,701	$1,281,262	$170,439	13.3%	0.2%	0.3%	12.8%
IDEXX VetLab consumables	518,774	451,456	67,318	14.9%	0.3%	—	14.6%
Rapid assay products	205,309	189,122	16,187	8.6%	0.1%	—	8.5%
Reference laboratory diagnostic and consulting services	660,142	581,067	79,075	13.6%	0.2%	0.6%	12.8%
CAG Diagnostics services and accessories	67,476	59,617	7,859	13.2%	0.3%	—	12.9%
CAG Diagnostics capital - instruments	119,963	121,191	(1,228)	(1.0%)	0.6%	—	(1.6%)
Veterinary software, services and diagnostic imaging systems	131,713	120,236	11,477	9.5%	0.2%	0.5%	8.9%
Net CAG revenue	$1,703,377	$1,522,689	$180,688	11.9%	0.3%	0.2%	11.4%

(1)	Reported revenue growth and organic revenue growth may not recalculate due to rounding.

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

CAG Diagnostics Capital – Instruments Revenue. The decrease in CAG Diagnostics capital instruments revenue reflects our shift to focus sales incentives on the long-term economic value of instrument placements during 2017, partially offset by our sales of SediVue Dx analyzer, introduced in the second quarter of 2016. Our focus on long-term economic value continues to drive new and competitive Catalyst placements, which are the highest economic value placements due to the incremental CAG Diagnostic recurring revenue. As part of this focus, we continue to see declines in the lower relative long-term economic value second Catalyst placements, as well as growth of our customer commitment programs, including up-front customer loyalty programs in the U.S. and reagent rental programs internationally. These customer commitment programs result in lower up-front instrument revenue recognized at the time of placement, and instead the recognition of revenue for these programs occurs over the term of the customer agreement.

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

The following table presents the CAG segment results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2017	Percent of Revenue	2016	Percent of Revenue	Amount	Percentage

Revenues	$1,703,377		$1,522,689		$180,688	11.9%
Cost of revenue	766,579		702,367		64,212	9.1%
Gross profit	936,798	55.0%	820,322	53.9%	116,476	14.2%

Operating Expenses:
Sales and marketing	312,497	18.3%	277,377	18.2%	35,120	12.7%
General and administrative	180,907	10.6%	168,637	11.1%	12,270	7.3%
Research and development	79,837	4.7%	72,966	4.8%	6,871	9.4%
Total operating expenses	573,241	33.7%	518,980	34.1%	54,261	10.5%
Income from operations	$363,557	21.3%	$301,342	19.8%	$62,215	20.6%

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

Operating Expenses. The increase in sales and marketing expense was due primarily to increased personnel-related costs as we continue to invest in and grow our global commercial infrastructure. The increase in general and administrative expense resulted primarily from information technology investments, including ongoing depreciation and maintenance associated with 2016 projects and higher personnel-related costs. The increase in research and development expense was primarily due to increased personnel-related costs.

Water

The following table presents the Water segment results of operations:໿

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2017	Percent of Revenue	2016	Percent of Revenue	Amount	Percentage

Revenues	$114,395		$103,579		$10,816	10.4%
Cost of revenue	35,030		31,701		3,329	10.5%
Gross profit	79,365	69.4%	71,878	69.4%	7,487	10.4%

Operating Expenses:
Sales and marketing	14,482	12.7%	13,201	12.7%	1,281	9.7%
General and administrative	11,803	10.3%	10,426	10.1%	1,377	13.2%
Research and development	2,464	2.2%	2,549	2.5%	(85)	(3.3%)
Total operating expenses	28,749	25.1%	26,176	25.3%	2,573	9.8%
Income from operations	$50,616	44.2%	$45,702	44.1%	$4,914	10.8%

Revenue. The increase in Water revenue was attributable to higher sales volumes of our Colilert test products and related accessories, used in coliform and E. coli testing in the Asia-Pacific region and North America, and the benefits of price increases in Latin America. Revenue growth in Latin America was driven by our go-direct initiative in Brazil, which contributed approximately 4% to revenue growth, including the impact of reductions in distributor inventories in 2016 and the benefits of price increases in 2017. The favorable impact of currency increased revenue by approximately 30 basis points.

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

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2017	Percent of Revenue	2016	Percent of Revenue	Amount	Percentage

Revenues	$128,481		$126,491		$1,990	1.6%
Cost of revenue	56,341		52,690		3,651	6.9%
Gross profit	72,140	56.1%	73,801	58.3%	(1,661)	(2.3%)

Operating Expenses:
Sales and marketing	24,801	19.3%	22,723	18.0%	2,078	9.1%
General and administrative	18,723	14.6%	20,193	16.0%	(1,470)	(7.3%)
Research and development	12,152	9.5%	11,971	9.5%	181	1.5%
Total operating expenses	55,676	43.3%	54,887	43.4%	789	1.4%
Income from operations	$16,464	12.8%	$18,914	15.0%	$(2,450)	(13.0%)

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

Gross Profit. The decrease in LPD gross profit was due to higher sales volume offset by a 220 basis point reduction in the gross profit percentage reflecting higher product costs. The overall change in currency exchange rates had no impact on the gross profit percentage, primarily due to increased hedge losses in 2017 compared to 2016.

Operating Expenses. Overall, LPD operating expenses increased by less than 2%. Sales and marketing expenses were higher due to increases in commercial infrastructure investments in emerging markets. General and administrative expenses were lower due to a lower LPD allocation of overall overhead costs reflecting the higher relative growth in our CAG business as compared to LPD. Research and development expenses were relatively consistent.

Other

The following table presents the Other results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2017	Percent of Revenue	2016	Percent of Revenue	Amount	Percentage

Revenues	$22,805		$22,664		$141	0.6%
Cost of revenue	11,417		11,103		314	2.8%
Gross profit	11,388	49.9%	11,561	51.0%	(173)	(1.5%)

Operating Expenses:
Sales and marketing	2,093	9.2%	2,870	12.7%	(777)	(27.1%)
General and administrative	3,359	14.7%	4,908	21.7%	(1,549)	(31.6%)
Research and development	1,099	4.8%	2,899	12.8%	(1,800)	(62.1%)
Total operating expenses	6,551	28.7%	10,677	47.1%	(4,126)	(38.6%)
Income from operations	$4,837	21.2%	$884	3.9%	$3,953	447.2%

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

The following table presents the Unallocated Amounts results of operations:

	For the Years Ended December 31,		Change
Results of Operations (dollars in thousands)	2017	2016	Amount	Percentage

Revenues	$—	$—	$—	N/A
Cost of revenue	2,309	2,126	183	8.6%
Gross profit	(2,309)	(2,126)	(183)	8.6%

Operating Expenses:
Sales and marketing	421	887	(466)	(52.5%)
General and administrative	6,086	2,853	3,233	113.3%
Research and development	13,630	10,737	2,893	26.9%
Total operating expenses	20,137	14,477	5,660	39.1%
Income from operations	$(22,446)	$(16,603)	$(5,843)	35.2%

Gross Profit. Costs of revenues that were not allocated to segments were relatively consistent.

Operating Expenses. The increase in operating expenses was primarily due to higher than budgeted corporate function spending in research and development, information technology, facilities management, human resources, and higher than budgeted employee incentive costs. The overall increase in operating expenses was partially offset by favorable foreign exchange gains on monetary assets, as compared to losses in 2016, as well as increased benefits from customer interest payments on overdue accounts.

Non-Operating Items

Interest Income. Interest income was $5.3 million for the year ended December 31, 2017, as compared to $3.7 million for the same period in 2016. The increase in interest income was due primarily to a larger relative portfolio of marketable securities during the year ended December 31, 2017, and, to a lesser extent, higher interest rates, as compared to 2016.

Interest Expense. Interest expense was $37.2 million for the year ended December 31, 2017, as compared to $32.0 million for 2016. The increase in interest expense was due to higher outstanding balances and higher floating interest rates on our Credit Facility. See "Part II. Item 8. Financial Statements and Supplementary Data, Note 12. Debt" to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our senior notes and Credit Facility.

Provisions for Income Taxes. Our effective income tax rate was 30.9% for the year ended December 31, 2017, and 31.0% for the year ended December 31, 2016. Our effective income tax rate for the year ended December 31, 2017, was lower as a result of the adoption of ASU 2016-09 related to share-based compensation, which decreased our effective tax rate by approximately 7% and the utilization of foreign tax credits, which reduced our effective tax rate by approximately 1%. These decreases were offset by the following non-recurring items: A deemed repatriation tax, net of the remeasurement of our deferred tax assets and liabilities resulting from the 2017 Tax Act and a tax benefit related to state tax credit carryforwards, which combined, increased our tax rate by approximately 8%.

LIQUIDITY AND CAPITAL RESOURCES

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our Credit Facility. We generate cash primarily through the payments made by customers for our diagnostic products and services, consulting services, and other various systems and services provided to the animal veterinary, livestock, poultry, dairy, and water testing markets. Our cash disbursements are primarily related to compensation and benefits for our employees, inventory and supplies, taxes, research and development, capital expenditures, rents, occupancy-related charges, interest expense, and acquisitions. At December 31, 2018, we had $123.8 million of cash and cash equivalents, as compared to $471.9 million on December 31, 2017, and $391.8 million on December 31, 2016, including our portfolio of marketable securities in the prior years. Working capital, including our Credit Facility, totaled negative $116.3 million at December 31, 2018, as compared to negative $32.6 million at December 31, 2017, and negative $89.0 million at December 31, 2016. Additionally, at December 31, 2018, we had remaining borrowing availability of $449.8 million under our $850 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at similar rates to our existing borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing on favorable terms will also be sufficient to fund our business as currently conducted for the foreseeable future.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and cash equivalents are generally available without restrictions to fund ordinary business operations outside the U.S.

The 2017 Tax Act was enacted on December 22, 2017, and includes significant changes to the U.S. corporate tax system. The 2017 Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, effective as of January 1, 2018, and transitioned the U.S. federal tax system from a worldwide tax system to a territorial tax system. In converting to the new territorial tax system, a deemed repatriation tax on previously tax-deferred earnings of certain foreign subsidiaries was required to be recognized as of December 31, 2017, and will be payable over eight years.    As a result of the 2017 Tax Act we are no longer asserting indefinite reversal under ASC 740-30-25 for undistributed earnings of non-U.S. subsidiaries as of December 31, 2018 and have accrued for any related tax liabilities associated with these earnings.

The following table presents cash, cash equivalents and marketable securities held domestically, and by our foreign subsidiaries:

	For the Years Ended December 31,
Cash, cash equivalents and marketable securities (dollars in millions)	2018	2017	2016

U.S.	$2.0	$5.9	$4.8
Foreign	121.8	466.0	387.0
Total	$123.8	$471.9	$391.8

Total cash, cash equivalents and marketable securities held in U.S. dollars by our foreign subsidiaries	$11.1	$334.3	$285.8

Percentage of total cash, cash equivalents and marketable securities held in U.S. dollars by our foreign subsidiaries	9.0%	70.8%	72.9%

As a result of the passage of the 2017 Tax Act during the fourth quarter of 2017, we liquidated our marketable securities held outside the U.S. during the first quarter of 2018 and recognized a loss of approximately $0.3 million. We repatriated these funds and reduced our revolving debt balance during the first quarter of 2018.

The following table presents marketable securities at fair value for the year ended December 31, 2017:

Marketable securities (dollars in millions)	For the Year Ended December 31, 2017	Percent of Total

Corporate bonds	$140.9	49.6%
Certificates of deposit	58.5	20.6%
Commercial paper	29.2	10.3%
Asset backed securities	22.2	7.8%
U.S. government bonds	15.6	5.5%
Agency bonds	10.9	3.8%
Treasury bills	7.0	2.5%
Total marketable securities	$284.3

Of the $123.8 million of cash and cash equivalents held as of December 31, 2018, greater than 99% was held as bank deposits. Of the $187.7 million of cash and cash equivalents held as of December 31, 2017, approximately 82% was held as bank deposits, approximately 18% was invested in money market funds restricted to U.S. government and agency securities, and the remainder consisted of commercial paper and other securities with original maturities of less than ninety days.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017

Days sales outstanding(1)	42.6	44.3	41.2	42.0	41.7
Inventory turns(2)	2.3	2.1	2.2	2.0	2.2

(1)
Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2)	Inventory turns represent inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Years Ended December 31,
(dollars in thousands)	2018	2017	2016

Net cash provided by operating activities	$400,084	$373,276	$338,943
Net cash provided (used) by investing activities	138,602	(138,688)	(90,786)
Net cash used by financing activities	(597,799)	(208,016)	(222,196)
Net effect of changes in exchange rates on cash	(4,768)	6,202	(54)
Net (decrease) increase in cash and cash equivalents	$(63,881)	$32,774	$25,907

Operating Activities. The increase in cash provided by operating activities of $26.8 million during 2018 as compared to 2017 was primarily due to an increase in net income offset by changes in operating assets and liabilities. The increase in cash provided by operating activities of $34.3 million during 2017 as compared to 2016 was primarily due to an increase in net income, including the impact of adopting the new accounting guidance for share-based compensation.

The following table presents cash flows from changes in operating assets, liabilities, and the tax benefit from share-based compensation arrangements for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
(dollars in thousands)	2018	2017	2016

Accounts receivable	$(18,401)	$(24,918)	$(22,554)
Inventories	(25,623)	(19,062)	7,648
Accounts payable	(166)	1,391	2,117
Deferred revenue	(7,719)	3,551	7,672
Other assets and liabilities	(39,731)	47,418	12,491
Tax benefit from share-based compensation arrangements	—	—	(14,702)
Total change in cash due to changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements	$(91,640)	$8,380	$(7,328)

The cash used by accounts receivable during 2018 as compared to 2017 decreased $6.5 million due to improved collections at year-end 2018. The cash used by accounts receivable during 2017 as compared to 2016 was relatively consistent with revenue growth.

Cash used by inventories for 2018 as compared to 2017 was due to growth in our reagent rental instrument placements in international markets and relatively higher inventory levels to support greater demand. The net incremental cash used by inventories during 2017 as compared to cash provided by inventories in 2016 was primarily due to our operational initiatives to optimize inventory levels that were implemented in the first half of 2016, which followed a period of inventory growth to support new products and increasing demand.

Cash used by deferred revenue during 2018 was $7.7 million as compared to cash provided of $3.6 million in 2017 and cash used by other assets and liabilities during 2018 was $39.7 million as compared to cash provided of $47.4 million in 2017. These changes are due in part to the impact of increased instrument placements under our volume commitment program, referred to as IDEXX 360, and fewer instrument placements under our rebate programs. Customers are not required to pay at the time of instrument placement under our volume commitment programs, which contrasts to our rebate programs, where customers pay at the time of instrument placement. This results in higher cash used due to increases in other assets, for our volume commitment programs and decreases in deferred revenue, for our rebate programs. Our transition to the New Revenue Standard also impacted the classification of cash flow impacts. See "Part II. Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies" and "Part II. Item 8. Financial Statements and Supplementary Data, Note 3. Revenue Recognition" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our volume commitment programs and the impact of the New Revenue Standard. Additionally, the changes in cash from other assets and liabilities in 2018, as compared to 2017, reflects the prior year deemed repatriation tax on foreign profits from the enactment of the 2017 Tax Act, which was recorded in the fourth quarter of 2017 and is payable over eight years.

The decrease in cash provided by deferred revenue during 2017 as compared to 2016 was primarily due to customer program mix. The increase in cash provided by other assets and liabilities during 2017 as compared to cash provided by other assets and liabilities during 2016 was primarily due to the deemed repatriation tax on foreign profits from the enactment of the 2017 Tax Act, which was recorded in the fourth quarter of 2017 and is payable over eight years, as well as higher relative employee incentive compensation payments.

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

Investing Activities. Cash provided by investing activities was $138.6 million during 2018 as compared to $138.7 million used during 2017, and $90.8 million used during 2016. The increase in cash provided by investing activities during 2018 as compared to 2017 was primarily due to the sale of marketable securities as a result of our repatriation of cash and investments held by our foreign subsidiaries, partially offset by increased capital spending as we expand our Westbrook, Maine headquarters and relocate our core lab in Germany. During 2018, in connection with the passage of the 2017 Tax Act in the fourth quarter of 2017, we liquidated our marketable securities and used the cash to partially pay down our Credit Facility. The increase in cash used by investing activities during 2017 as compared to 2016 was primarily due to the increase in net purchases of marketable securities, as well as increases in acquisitions of businesses and intangible assets and capital spending.

Our total capital expenditure plan for 2019 is estimated to be approximately $160 million to $175 million, which includes the expansion of our headquarters, the relocation and expansion of our German core reference laboratory, other capital investments in manufacturing and reference laboratory equipment, investments in internal use software and information technology infrastructure, and the renovation and expansion of our facilities and reference laboratories.

Financing Activities. Cash used by financing activities was $597.8 million during 2018 as compared to $208.0 million used during 2017, and $222.2 million used during 2016. The increase in cash used by financing activities during 2018 as compared to 2017 was due to a partial repayment on our revolving Credit Facility from repatriated foreign cash and an increase in repurchases of our common stock. The decrease in cash used by financing activities during 2017 as compared to 2016 was primarily due to fewer repurchases of our common stock.

Cash used to repurchase shares of our common stock increased by $86.8 million during the year ended December 31, 2018, as compared to 2017. Cash used to repurchase shares of our common stock decreased by $21.5 million during the year ended December 31, 2017, as compared to 2016. From the inception of our share repurchase program in August 1999 to December 31, 2018, we have repurchased 64.8 million shares for $3.8 billion. During the year ended December 31, 2018, we purchased 1.77 million shares for an aggregate cost of $368.7 million, as compared to purchases of 1.75 million shares for an aggregate cost of $270.3 million during 2017 and purchases of 3.07 million shares for an aggregate cost of $313.1 million during 2016. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See "Part II. Item 8. Financial Statements and Supplementary Data, Note 19. Repurchases of Common Stock" to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about our share repurchases.

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

Net repayment and borrowing activity under the Credit Facility resulted in more cash used of $300.0 million during the year ended December 31, 2018, as compared to 2017. At December 31, 2018, we had $398.9 million outstanding under the Credit Facility. Net borrowing and repayment activity under the Credit Facility resulted in more cash provided of $6.0 million during the year ended December 31, 2017, compared to 2016. At December 31, 2017, we had $655.0 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.3 million for a letter that was issued in connection with claims under our workers' compensation policy at December 31, 2018, and $1.0 million for a letter of credit that was issued in connection with claims under our workers’ compensation policy at December 31, 2017. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements and violations of laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation not to exceed 3.5-to-1. At December 31, 2018, we were in compliance with the covenants of the Credit Facility. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default.

Since December 2013, we have issued and sold through private placements senior notes having an aggregate principal amount of approximately $600 million pursuant to certain note purchase agreements (collectively, the “Senior Note Agreements”). The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. See "Part II. Item 8. Financial Statements and Supplementary Data, Note 12. Debt" to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our senior notes.

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

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements or variable interest entities except for letters of credit and third-party guarantees, as reflected in "Part II, Item 8. Financial Statements and Supplementary Data, Note 12 Debt" and "Part II, Item 8. Financial Statements and Supplementary Data. Note 15. Commitments, Contingencies and Guarantees" to the consolidated financial statements for the year ended December 31, 2018, included in this Annual Report on Form 10-K, respectively.

Financial Covenant. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At December 31, 2018, we were in compliance with the covenants of the Senior Note Agreements. The following details our consolidated leverage ratio calculation as of December 31, 2018 (in thousands):

December
Trailing 12 Months Adjusted EBITDA:	2018

Net income attributable to stockholders	$377,031
Interest expense	34,744
Provision for income taxes	80,695
Depreciation and amortization	83,178
Share-based compensation expense	25,157
Extraordinary and other non-recurring non-cash charges	2,629
Adjusted EBITDA	$603,434

December
Debt to Adjusted EBITDA Ratio:	2018

Line of credit	$398,937
Long-term debt	601,348
Total debt	1,000,285
Acquisition-related consideration payable	5,037
Capitalized leases	269
U.S. GAAP change - deferred financing costs	429
Gross debt	$1,006,020
Gross debt to Adjusted EBITDA ratio	1.67

Cash and cash equivalents	$(123,794)
Net debt	$882,226
Net debt to Adjusted EBITDA ratio	1.46

Other Commitments, Contingencies and Guarantees

Under our current employee healthcare insurance policy for U.S. employees, we retained claims liability risk per incident up to $1 million per year in 2018, $1 million per year in 2017 and $0.45 million per year in 2016. We recognized U.S. employee healthcare claim expense of $52.7 million during the year ended December 31, 2018, $47.2 million during the year ended December 31, 2017, and $40.4 million during the year ended December 31, 2016, which represents actual claims paid and an estimate of our liability for the uninsured portion of employee healthcare obligations that have been incurred but not paid. Should employee health insurance claims exceed our estimated liability, we would have further obligations. Our estimated liability for healthcare claims that have been incurred but not paid were $4.8 million as of December 31, 2018, $4.2 million as of December 31, 2017, and $4.0 million as of December 31, 2016.

Under our workers’ compensation insurance policies for U.S. employees, we have retained the first $0.3 million for the years ended December 31, 2018, 2017 and 2016, in claim liability per incident with aggregate maximum claim liabilities per year of $2.5 million, $2.5 million, and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Workers’ compensation expense recognized during the years ended December 31, 2018, 2017 and 2016 and our respective liability for such claims as of December 31, 2018, 2017 and 2016 was not material. Claims incurred during the years ended December 31, 2018 and 2017, are relatively undeveloped as of December 31, 2018. Therefore, it is possible that we could incur additional healthcare and wage indemnification costs beyond those previously recognized up to our aggregate liability for each of the respective claim years. For the years ended on or prior to December 31, 2016, based on our retained claim liability per incident and our aggregate claim liability per year, our maximum liability in excess of the amounts deemed probable and previously recognized, is not material as of December 31, 2018. As of December 31, 2018, we had outstanding letters of credit totaling $1.3 million to the insurance companies as security for the claims in connection with these policies.

We have total acquisition-related contingent consideration liabilities outstanding primarily related to the achievement of certain revenue milestones of $3.5 million at December 31, 2018, as compared to $3.0 million at December 31, 2017, and $0.9 million at December 31, 2016. These contractual obligations are not reflected in the table below.

We are contractually obligated to make the following payments in the years below:

Contractual obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations(1)	$721,730	$20,299	$89,907	$182,810	$428,714
Operating leases	106,819	19,351	31,637	19,317	36,514
Purchase obligations(2)	284,314	247,407	29,151	1,536	6,220
Minimum royalty payments	2,114	993	451	167	503
Total contractual cash obligations	$1,114,977	$288,050	$151,146	$203,830	$471,951

(1)	Long-term debt amounts include interest payments associated with long-term debt.

(2)
Purchase obligations include agreements and purchase orders to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities, pricing, and approximate timing of purchase transactions.

These commitments do not reflect unrecognized tax benefits of $24.2 million and $1.7 million of deferred compensation liabilities as of December 31, 2018, as the timing of recognition is uncertain. See "Part II. Item 8. Financial Statements and Supplementary Data, Note 13. Income Taxes" to the consolidated financial statements included in this Annual Report on Form 10-K for additional discussion of unrecognized tax benefits. As of December 31, 2018, our remaining obligation associated with the deemed repatriation tax resulting from the Tax Act is $26.6 million, which is expected to be paid in installments through 2025.

Not reflected in the contractual obligation table above are agreements with third parties that we have entered into in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of these agreements is minimal. Accordingly, we did not record any liabilities for these obligations at December 31, 2018 and 2017, and do not anticipate any future payments for these guarantees.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risk consists primarily of foreign currency exchange risk and interest rate risk. Our functional currency is the U.S. dollar and our primary manufacturing operations and inventory supply contracts are in the U.S. or in U.S. dollars, but we distribute our products worldwide both through direct export and through our foreign subsidiaries. Our primary foreign currency transaction risk consists of intercompany purchases and sales of products and we attempt to mitigate this risk through our hedging program described below. For the year ended December 31, 2018, approximately 22% of our consolidated revenue was derived from products manufactured or sourced in U.S. dollars and sold internationally in local currencies, as compared to 21% for the years ended December 31, 2017 and 2016. The functional currency of most of our subsidiaries is their local currency. For three of our subsidiaries located in the Netherlands, Singapore and Dubai, the functional currency is the U.S. dollar.

Our foreign currency exchange impacts are comprised of three components: 1) local currency revenues and expenses; 2) the impact of hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. Based on projected revenues and expenses for 2019, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, a 1% strengthening of the U.S. dollar would reduce revenue by approximately $8 million and operating income by approximately $4 million. Additionally, our foreign currency hedge contracts in place as of December 31, 2018, would provide incremental offsetting gains of approximately $2 million. The impact of the intercompany and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have.

At our current foreign exchange rate assumptions, we anticipate that the effect of a stronger U.S. dollar will have an unfavorable effect on our operating results by decreasing our revenues, operating profit, and diluted earnings per share in the year ending December 31, 2019, by approximately $37 million, $4 million, and $0.03 per share, respectively. This unfavorable impact includes foreign currency hedging activity, which is expected to increase total company operating profit by approximately $11 million and diluted earnings per share by $0.10 in the year ending December 31, 2019. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimate assumes that the value of the U.S. dollar relative to other currencies will reflect the euro at $1.13, the British pound at $1.28, the Canadian dollar at $0.75, and the Australian dollar at $0.70; and the Japanese yen at ¥112, the Chinese renminbi at RMB 7.00, and the Brazilian real at R$3.79 to the U.S. dollar for the full year of 2019.

The following table presents the foreign currency exchange impacts on our revenues, operating profit, and diluted earnings per share for the years December 31, 2018, 2017 and 2016, as compared to the respective prior periods:

	For the Years Ended December 31,
(dollars in thousands)	2018	2017	2016

Revenue impact	$13,623	$6,615	$(14,105)

Operating profit impact, excluding hedge activity	$2,260	$2,542	$(6,921)

Hedge gains - prior year	(27)	(3,620)	(20,879)
Hedge (loss) gain - current year	(976)	27	3,620
Hedging activity impact	(1,003)	(3,593)	(17,259)

Operating profit impact, including hedge activity	$1,257	$(1,051)	$(24,180)
Diluted earnings per share impact, including hedge activity	$0.01	$(0.01)	$(0.20)

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

Our subsidiaries enter into foreign currency exchange contracts to manage the exchange risk associated with their forecasted intercompany inventory purchases and sales for the next year. From time to time, we may also enter into other foreign currency exchange contracts or foreign-denominated debt issuances to minimize the impact of foreign currency fluctuations associated with specific balance sheet exposures, including net investments in certain foreign subsidiaries. See "Part II. Item 8. Financial Statements and Supplementary Data, Note 18. Hedging Instruments" to the consolidated financial statements of this Annual Report on Form 10-K for details regarding euro-denominated notes that we designated as a hedge of our euro net investment in certain foreign subsidiaries.

Our foreign currency hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the year ended December 31, 2018. We enter into foreign currency exchange contracts designated as cash flow hedges for amounts that are less than the full value of forecasted intercompany purchases and sales and for amounts that are equivalent to, or less than, other significant transactions. As a result, no significant ineffectiveness has resulted or been recorded through the statements of income for the years ended December 31, 2018, 2017 and 2016. Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.

We enter into hedge agreements where we believe we have meaningful exposure to foreign currency exchange risk, with the exception of certain emerging markets where it is not practical to hedge our exposure. We hedge approximately 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, Australian dollar, and in 2017 and prior, the Swiss Franc. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany purchases and sales totaled $190.9 million at December 31, 2018, and $176.5 million at December 31, 2017. At December 31, 2018, we had $7.6 million of net unrealized gains on foreign currency exchange contracts recorded in accumulated other comprehensive income, net of related tax.

We have a Credit Facility with a syndicate of multinational banks, which matures on December 4, 2020, and requires no scheduled prepayments before that date. Although the Credit Facility does not mature until December 4, 2020, all individual borrowings under the terms of the Credit Facility have a stated term between 30 and 180 days. Borrowings outstanding under the Credit Facility at December 31, 2018, were $398.9 million at a weighted-average effective interest rate of 3.63%. Based on amounts outstanding under our Credit Facility as of December 31, 2018, an increase in the LIBOR or the CDOR of 1% would increase interest expense by approximately $4.0 million on an annualized basis.

For additional information, see Part 1. Item 1A. Risk Factors; "Risks associated with doing business internationally could negatively affect our operating results", "Strengthening of the rate of exchange for the U.S. dollar has a negative effect on our business" and "Part II. Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report commencing on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at December 31, 2018, our chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that, at December 31, 2018, our internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting at December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Directors, executive officers, compliance with Section 16(a)  of the Exchange Act, our code of ethics and corporate governance is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance - Proposal One - Election of Directors,” “Executive Officers,” “Stock Ownership Information - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Corporate Governance Guidelines and Code of Ethics” and “Corporate Governance –Board Committees” in the Company’s definitive Proxy Statement with respect to its 2019 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Executive Compensation – Compensation Discussion and Analysis,” “Executive Compensation – Executive Compensation Tables,” “Executive Compensation – Potential Payments Upon Termination or Change-in-Control,” “Corporate Governance –Board Committees – Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company’s definitive Proxy Statement with respect to its 2019 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to Item 201(d) of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement with respect to its 2019 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.  The information required by this Item with respect to Item 403 of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Stock Ownership Information” in the Company’s definitive Proxy Statement with respect to its 2019 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance – Related Person Transactions” and “Corporate Governance – Director Independence” in the Company’s definitive Proxy Statement with respect to its 2019 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Audit Committee Matters - Independent Auditors’ Fees” in the Company’s definitive Proxy Statement with respect to its 2019 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

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

ITEM 16. FORM 10-K SUMMARY

None.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IDEXX Laboratories, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IDEXX Laboratories, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018 and the manner in which it accounts for share-based compensation in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 15, 2019
We have served as the Company’s auditor since 2002.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2018	December 31, 2017

ASSETS
Current Assets:
Cash and cash equivalents	$123,794	$187,675
Marketable securities	—	284,255
Accounts receivable, net of reserves of $4,702 in 2018 and $4,576 in 2017	248,855	234,597
Inventories	173,303	164,318
Other current assets	108,220	101,140
Total current assets	654,172	971,985
Long-Term Assets:
Property and equipment, net	437,270	379,096
Goodwill	214,489	199,873
Intangible assets, net	41,825	43,846
Other long-term assets	189,593	118,616
Total long-term assets	883,177	741,431
TOTAL ASSETS	$1,537,349	$1,713,416

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$69,534	$66,968
Accrued liabilities	260,683	253,418
Line of credit	398,937	655,000
Current portion of deferred revenue	41,290	29,181
Total current liabilities	770,444	1,004,567
Long-Term Liabilities:
Deferred income tax liabilities	29,267	25,353
Long-term debt	601,348	606,075
Long-term deferred revenue, net of current portion	60,697	35,545
Other long-term liabilities	84,826	95,718
Total long-term liabilities	776,138	762,691
Total liabilities	1,546,582	1,767,258

Commitments and Contingencies (Note 15)

Stockholders’ Equity (Deficit):
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 105,087 shares in 2018 and 104,275 shares in 2017; Outstanding: 86,100 shares in 2018 and 87,104 shares in 2017	10,509	10,428
Additional paid-in capital	1,138,216	1,073,931
Deferred stock units: Outstanding: 162 units in 2018 and 229 units in 2017	4,524	5,988
Retained earnings	1,167,928	803,545
Accumulated other comprehensive loss	(41,791)	(36,470)
Treasury stock, at cost: 18,988 shares in 2018 and 17,171 shares in 2017	(2,288,899)	(1,911,528)
Total IDEXX Laboratories, Inc. stockholders’ deficit	(9,513)	(54,106)
Noncontrolling interest	280	264
Total stockholders’ equity (deficit)	(9,233)	(53,842)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,537,349	$1,713,416

The accompanying notes are an integral part of these consolidated financial statements.
໿

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2018	2017	2016

Revenue:
Product revenue	$1,322,683	$1,176,115	$1,070,973
Service revenue	890,559	792,943	704,450
Total revenue	2,213,242	1,969,058	1,775,423
Cost of Revenue:
Cost of product revenue	494,889	446,449	416,810
Cost of service revenue	476,811	425,227	383,177
Total cost of revenue	971,700	871,676	799,987
Gross profit	1,241,542	1,097,382	975,436
Expenses:
Sales and marketing	387,406	354,294	317,058
General and administrative	244,938	220,878	207,017
Research and development	117,863	109,182	101,122
Income from operations	491,335	413,028	350,239
Interest expense	(34,744)	(37,225)	(32,049)
Interest income	1,151	5,254	3,656
Income before provision for income taxes	457,742	381,057	321,846
Provision for income taxes	80,695	117,788	99,792
Net income	377,047	263,269	222,054
Less: Net income attributable to noncontrolling interest	16	125	9
Net income attributable to IDEXX Laboratories, Inc. stockholders	$377,031	$263,144	$222,045

Earnings per Share:
Basic	$4.34	$3.00	$2.47
Diluted	$4.26	$2.94	$2.44
Weighted Average Shares Outstanding:
Basic	86,864	87,769	89,732
Diluted	88,470	89,567	90,884

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016

Net income	$377,047	$263,269	$222,054
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(21,911)	25,107	(5,874)
Unrealized gain (loss) on net investment hedge	3,917	(8,347)	2,142
Unrealized gain (loss) on investments, net of tax expense (benefit) of ($40) in 2018, $0 in 2017 and $113 in 2016	(135)	(42)	245
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss), net of tax expense (benefit) of $2,852 in 2018, ($5,304) in 2017 and $2,174 in 2016	12,019	(10,332)	4,950
Less: reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $187 in 2018, $224 in 2017 and ($949) in 2016	789	197	(2,251)
Unrealized gain (loss) on derivative instruments	12,808	(10,135)	2,699
Other comprehensive income gain (loss), net of tax	(5,321)	6,583	(788)
Comprehensive income	371,726	269,852	221,266
Less: comprehensive income attributable to noncontrolling interest	16	125	9
Comprehensive income attributable to IDEXX Laboratories, Inc.	$371,710	$269,727	$221,257

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except per share amounts)
໿

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
Balance January 1, 2016	102,237	$10,258	$940,534	$5,409	$318,356	$(42,265)	$(1,316,417)	$130	$(83,995)
Net income	—	—	—	—	222,045	—	—	9	222,054
Other comprehensive loss, net	—	—	—	—	—	(788)	—	—	(788)
Repurchases of common stock, net	—	—	—	—	—	—	(317,026)	—	(317,026)
Common stock issued under stock plans, including excess tax benefit	1,104	76	51,904	—	—	—	—	—	51,980
Deferred stock units activity	—	—	(343)	14	—	—	—	—	(329)
Share-based compensation cost	—	—	19,800	91	—	—	—	—	19,891
Balance December 31, 2016	103,341	$10,334	$1,011,895	$5,514	$540,401	$(43,053)	$(1,633,443)	$139	$(108,213)
Net income	—	—	—	—	263,144	—	—	125	263,269
Other comprehensive income, net	—	—	—	—	—	6,583	—	—	6,583
Repurchases of common stock, net	—	—	—	—	—	—	(278,085)	—	(278,085)
Common stock issued under stock plans	934	94	39,005	—	—	—	—	—	39,099
Deferred stock units activity	—	—	(350)	338	—	—	—	—	(12)
Share-based compensation cost	—	—	23,381	136	—	—	—	—	23,517
Balance December 31, 2017	104,275	$10,428	$1,073,931	$5,988	$803,545	$(36,470)	$(1,911,528)	$264	$(53,842)
Cumulative effect of accounting changes (Note 2)	—	—	—	—	(12,648)	—	—	—	(12,648)
Net income	—	—	—	—	377,031	—	—	16	377,047
Other comprehensive loss, net	—	—	—	—	—	(5,321)	—	—	(5,321)
Repurchases of common stock, net	—	—	—	—	—	—	(377,371)	—	(377,371)
Common stock issued under stock plans	812	81	39,756	(2,092)	—	—	—	—	37,745
Deferred stock units activity	—	—	(385)	385	—	—	—	—	—
Share-based compensation cost	—	—	24,914	243	—	—	—	—	25,157
Balance December 31, 2018	105,087	$10,509	$1,138,216	$4,524	$1,167,928	$(41,791)	$(2,288,899)	$280	$(9,233)

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
໿

	For the Years Ended December 31,
	2018	2017	2016

Cash Flows from Operating Activities:
Net income	$377,047	$263,269	$222,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,178	83,140	78,218
Amortization on marketable securities, net	(5)	38	843
Impairment charge	2,629	—	2,228
Provision for uncollectible accounts	1,609	1,881	1,170
Benefit of (provision for) deferred income taxes	1,209	(7,918)	20,881
Share-based compensation expense	25,157	23,517	19,891
Other	900	969	986
Tax benefit from share-based compensation arrangements	—	—	(14,702)
Changes in assets and liabilities:
Accounts receivable	(18,401)	(24,918)	(22,554)
Inventories	(25,623)	(19,062)	7,648
Accounts payable	(166)	1,391	2,117
Deferred revenue	(7,719)	3,551	7,672
Other assets and liabilities	(39,731)	47,418	12,491
Net cash provided by operating activities	400,084	373,276	338,943
Cash Flows from Investing Activities:
Purchases of property and equipment	(115,751)	(74,384)	(64,787)
Purchases of marketable securities	(87)	(334,164)	(227,894)
Proceeds from the sale and maturities of marketable securities	284,125	286,759	203,859
Acquisitions of intangible assets and equity investment	(7,185)	(2,320)	—
Acquisitions of businesses, net of cash acquired	(22,500)	(14,579)	(1,964)
Net cash provided (used) by investing activities	138,602	(138,688)	(90,786)
Cash Flows from Financing Activities:
(Repayment) borrowings on revolving credit facilities, net	(256,040)	44,000	38,000
Debt issue costs	—	—	(56)
Repurchases of common stock	(369,319)	(282,565)	(304,086)
Proceeds from exercises of stock options and employee stock purchase plans	38,201	38,622	38,344
Payment of acquisition-related contingent consideration	(1,266)	—	(4,728)
Shares withheld for statutory tax withholding on restricted stock (Note 2)	(9,375)	(8,073)	(4,372)
Tax benefit from share-based compensation arrangements	—	—	14,702
Net cash used by financing activities	(597,799)	(208,016)	(222,196)
Net effect of changes in exchange rates on cash	(4,768)	6,202	(54)
Net increase (decrease) in cash and cash equivalents	(63,881)	32,774	25,907
Cash and cash equivalents at beginning of period	187,675	154,901	128,994
Cash and cash equivalents at end of period	$123,794	$187,675	$154,901

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

We develop, manufacture, and distribute products and provide services for the veterinary, biomedical research, water, livestock, poultry, and dairy markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. Our principal line of business, which we refer to as our Companion Animal Group (“CAG”) operating segment, provides diagnostic capabilities and information management solutions for the veterinary market as well as biological materials testing and services for the bioresearch market. Our principal markets for these products and services are the United States (“U.S.”), Europe, Japan, and Australia, but we also sell to customers and distributors in many other countries around the world. Our Water operating segment provides innovative testing solutions for the quality and safety of water in our principal markets of the U.S. and Europe, but we also sell to customers in many other countries around the world. Our Livestock, Poultry and Dairy (“LPD”) operating segment provides diagnostic tests and related instrumentation and performs services that are used to manage the health status of livestock and poultry, to improve dairy efficiency, and to ensure the quality and safety of milk and food. Our principal markets for these products and services are Europe, China, and Australia but we also sell to customers in many other countries around the world. We also operate a smaller operating segment that comprises products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about our OPTI Medical operating segment is combined and presented with our out-licensing arrangements remaining from our pharmaceutical business in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. See "Note 3. Revenue Recognition" for additional information regarding disaggregated revenue by segment and major product and service categories. See "Note 16. Segment Reporting " for additional information regarding our reportable operating segments and geographical areas.

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

(b)    Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Cash and cash equivalents consist primarily of demand deposits, money market funds and short duration agency bonds and commercial paper as described above. There is no restricted cash on our consolidated balance sheet for the years ended December 31, 2018 and 2017.

(c)    Marketable Securities – See Note 6

(d)    Inventories – See Note 7

(e)    Property and Equipment – See Note 8

(f)    Goodwill and Other Intangible Assets – See Note 10

(g)    Warranty Reserves

We provide a standard twelve-month warranty on all instruments sold. We recognize the cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. Cost of product revenue reflects not only estimated warranty expense for instruments sold in the current period, but also any changes in estimated warranty expense for the portion of the aggregate installed base that is under warranty. Estimated warranty expense is based on a variety of inputs, including historical instrument performance in the customers’ environment, historical and estimated costs incurred in servicing instruments and projected instrument reliability. Should actual service rates or costs differ from our estimates, revisions to the estimated warranty liability would be required. The liability for warranties is included in accrued liabilities in the accompanying consolidated balance sheets. The amount of warranty reserve during the years ended December 31, 2018 and 2017, was not material.

(h)    Income Taxes – See Note 13

(i)    Taxes Remitted to Governmental Authorities by IDEXX on Behalf of Customer

We calculate, collect from our customers, and remit to governmental authorities sales, value-added and excise taxes assessed by governmental authorities in connection with revenue-producing transactions with our customers. We report these taxes on a net basis and do not include these tax amounts in revenue or cost of product or service revenue.

(j)    Revenue Recognition – See Note 3

(k)    Research and Development Costs

Research and development costs, which consist of salaries, employee benefits, materials and external consulting and product development costs, are expensed as incurred. We evaluate our research and development costs for capitalization after the technological feasibility has been established for software and products containing software to be sold, however no costs were capitalized during the years ended December 31, 2018, 2017 and 2016. Software developed to deliver hosted services to our customers has been designated as internal use and we capitalize certain costs incurred in connection with developing or obtaining software designated for internal use based on three distinct stages of development. See "Note 8. Property and Equipment, Net" for further information on internal use software.

(l)    Advertising Costs

Advertising costs, which are recognized as sales and marketing expense in the period in which they are incurred, were $1.8 million, $1.7 million, and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(m)    Legal Costs

Legal costs are considered period costs and accordingly are expensed in the year services are provided.

(n)    Share-Based Compensation – See Note 5

(o)    Self-Insurance Accruals

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

(p)    Leases – See Note 15

(q)    Earnings per Share – See Note 14

(r)    Foreign Currency

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

Revenues and expenses denominated in a currency other than the respective subsidiary’s functional currency are recorded at the current exchange rate when the transaction is recognized. Monetary assets and liabilities denominated in a currency other than the respective subsidiary’s functional currency are remeasured at each balance sheet date using the exchange rate in effect at each balance sheet date. These foreign currency gains and losses are included in general and administrative expenses. We recognized aggregate foreign currency losses of $3.1 million for the year ended December 31, 2018, gains of $1.1 million for the year ended December 31, 2017, and losses of $1.3 million for the year ended December 31, 2016.

(s)    Hedging Instruments – See Note 18

(t)    Fair Value Measurements – See Note 17

(u)    Comprehensive Income

We report all changes in equity, including net income and transactions or other events and circumstances from non-owner sources during the period in which they are recognized. We have chosen to present comprehensive income, which encompasses net income, foreign currency translation adjustments, gains and losses on our net investment hedge and the difference between the cost and the fair market value of investments in debt and equity securities, forward currency exchange contracts and interest rate swap agreements, in the consolidated statements of comprehensive income. See "Note 20. Accumulated Other Comprehensive Income" for information about the effects on net income of significant amounts reclassified out of each component of AOCI for the years ended December 31, 2018, 2017 and 2016.

(v)    Concentrations of Risk

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

(w)    New Accounting Pronouncements Adopted

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

Up-Front Customer Loyalty Programs. Our up-front loyalty programs provide customers with incentives in the form of cash or IDEXX Points upon entering into multi-year agreements to purchase annual minimum amounts of products or services. Under previous U.S. GAAP, if up-front incentives were subsequently utilized to purchase instruments, we limited instrument revenue to the amount of consideration received from the customer at the time of placement that was not contingent on future purchases and consequently deferred instrument revenue and costs at the time of placement. The New Revenue Standard permits revenue recognition at the time of instrument placement when the consideration is committed, but contingent on the purchase of future goods and services. As a result, we have accelerated our recognition of instrument revenues and costs when up-front incentives are used to purchase instruments. The New Revenue Standard did not change our accounting for up-front payments to customers, which continue to be capitalized as customer acquisition costs, within other assets, and subsequently recognized as a reduction to revenue over the term of the agreement. We previously reported deferred instrument revenues and costs within net customer acquisition cost, and upon transition to the New Revenue Standard the decrease in deferred revenue and costs resulted in an increase in our reported customer acquisition costs.

Volume Commitment Programs. Our volume commitment programs provide customers with a free or discounted instrument or system upon entering into multi-year agreements to purchase annual minimum amounts of products or services and includes our IDEXX 360 program introduced in the first quarter of 2018. Under previous U.S. GAAP, we limited instrument revenue to the amount of consideration received from the customer at the time of placement that was not contingent on future purchases and consequently instrument revenue and cost were recognized over the term of the customer agreement. The New Revenue Standard permits revenue recognition at the time of instrument placement when the consideration is committed, but contingent on the purchase of future goods and services. As a result, we have accelerated recognition on instrument revenues and costs placed through our volume commitment programs. This change resulted in a net increase in current and long-term other assets upon transition to the New Revenue Standard as we recognized contract assets related to instrument revenue recognized in advance of billings, offset by a reduction in previously deferred instrument costs.

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

The following tables compare the reported consolidated balance sheet, statements of income and cash flows, as of and for the year ended December 31, 2018, to the balances without the adoption of the New Revenue Standard ("previous U.S. GAAP") (in thousands):

	Consolidated Balance Sheet
	As of December 31, 2018

	Previous U.S. GAAP	New U.S. GAAP (As Reported)	Attributed to the New Revenue Standard

ASSETS
Cash and cash equivalents	$123,794	$123,794	$—
Accounts receivable	245,189	248,855	3,666
Inventories	175,540	173,303	(2,237)
Property and equipment, net	437,270	437,270	—
Goodwill and intangible assets, net	256,314	256,314	—
Other assets	253,339	297,813	44,474
TOTAL ASSETS	$1,491,446	$1,537,349	$45,903

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$69,534	$69,534	$—
Accrued liabilities	252,723	260,683	7,960
Deferred income tax liabilities	34,424	29,267	(5,157)
Line of credit and long-term debt	1,000,285	1,000,285	—
Deferred revenue	63,270	101,987	38,717
Other long-term liabilities	93,643	84,826	(8,817)
Total liabilities	1,513,879	1,546,582	32,703

Stockholders’ Deficit:
Retained earnings	1,154,778	1,167,928	13,150
Accumulated other comprehensive (loss) income	(41,841)	(41,791)	50
All other stockholders' deficit and noncontrolling interest	(1,135,370)	(1,135,370)	—
Total stockholders’ deficit	(22,433)	(9,233)	13,200
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,491,446	$1,537,349	$45,903

	Consolidated Statement of Income
	For the Year Ended December 31, 2018

	Previous U.S. GAAP	New U.S. GAAP (As Reported)	Attributed to the New Revenue Standard

Total revenue	$2,154,902	$2,213,242	$58,340
Total cost of revenue	936,302	971,700	35,398
Gross profit	1,218,600	1,241,542	22,942

Total operating expense	752,268	750,207	(2,061)
Income from operations	466,332	491,335	25,003
Interest expense	(34,744)	(34,744)	—
Interest income	2,198	1,151	(1,047)
Income before provision for income taxes	433,786	457,742	23,956
Provision for income taxes	74,865	80,695	5,830
Net income	$358,921	$377,047	$18,126

	Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2018

	Previous U.S. GAAP	New U.S. GAAP (As Reported)	Attributed to the New Revenue Standard
Cash Flows from Operating Activities:
Net income	$358,921	$377,047	$18,126
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit of deferred income taxes	3,482	1,209	(2,273)
All other adjustments to reconcile net income to net cash provided by operating activities	113,468	113,468	—
Changes in assets and liabilities, net	(75,787)	(91,640)	(15,853)
Net cash provided by operating activities	$400,084	$400,084	$—

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

Effective January 1, 2018, we adopted FASB ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the measurement of goodwill by eliminating step two from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill. The adoption of this standard did not have an impact on our financial statements.

Effective January 1, 2018, we adopted FASB ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarification on accounting for modifications in share-based payment awards. The adoption of this guidance did not have an impact on our consolidated financial statements or related disclosures as there were no modifications to our share-based payment awards during 2018.

In March 2018, we adopted FASB ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting to reflect the SEC’s interpretive guidance released on December 22, 2017, when the 2017 Tax Act was signed into law. See “Note 13. Income Taxes" for the impact of adoption to our consolidated financial statements.

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

The following table summarizes the most significant impacts of the new accounting guidance for the years ended December 31, 2018, 2017, and 2016, as applicable:

Description of Change:	Impact of Change:	Adoption Method:
Tax benefits related to share-based payments at settlement are recorded through the income statement instead of equity	Decreases in income tax expense by approximately $21.5 and $27.7 million for the years ended December 31, 2018 and 2017, respectively	Prospective (required)
Tax benefits related to share-based payments at settlement are classified as operating cash flows instead of financing cash flows
Increase in cash flow from operating activities and decrease in cash flow from financing activities by approximately $21.5 million and $27.7 million for the years ended December 31, 2018 and 2017, respectively
Prospective (elected)
Cash payments to tax authorities for shares withheld to meet employee tax withholding requirements on restricted stock units are classified as financing cash flow instead of operating cash flow
Increases in cash flow from operating activities and decreases in cash flow from financing activities for the years ended December 31, 2018, 2017, and 2016, by approximately $9.4, $8.1 million, and $4.4 million, respectively
Retrospective (required)

(x)    New Accounting Pronouncements Not Yet Adopted

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

As a lessee, under the New Leasing Standard, we expect to recognize the present value of our operating lease commitments of approximately $85 million as operating lease liabilities and right-of-use assets upon our adoption, which will increase our total assets and total liabilities relative to such amounts prior to adoption.

As a lessor, the New Leasing Standard will not impact the overall economics of our products and services sold under customer incentive programs, however we expect the New Leasing Standard will require us to classify new instrument placements for certain reagent rental programs as sales-type leases and thus accelerate instrument revenue and cost recognition at the time of placement. Under current U.S. GAAP, instruments placed under our reagent rental programs are classified as operating leases and instrument revenue and cost is recognized over the term of the program. We do not expect this change to have a material impact on our financial statements. See "Note 3 - Revenue Recognition" for a description of our Reagent Rental Programs.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which require that financial assets measured at amortized cost be presented at the net amount expected to be collected. Since then, the FASB has issued an update to ASU 2016-13. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. Credit losses on available-for-sale securities will be required when the amortized cost is below the fair market value. The amendments in this update are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal year beginning after December 15, 2018 is permitted. We do not anticipate any impact related to our allowance for doubtful accounts from this amendment on our financial statements. Furthermore, during 2018, with the passage of the 2017 Tax Act in the fourth quarter of 2017, we liquidated our marketable securities that would have been subject to this amendment.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings related to the stranded effects of the 2017 Tax Act. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. In transition, we are required to apply the amendments either in the period of adoption or retrospectively. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements.

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

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financial Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2018-16"), which expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting to include the Overnight Index Swap (“OIS”) rate based on the Secured Overnight Financing Rate (“SOFR”). SOFR is a new index calculated by reference to short-term repurchase agreements backed by Treasury securities. It was selected as a preferred replacement for U.S. dollar LIBOR, which will be phased out by the end of 2021. The ASU is effective for us no later than January 1, 2019, with early adoption permitted, and will be applied prospectively for new or redesignated hedging relationships entered into on or after the date of adoption. We will adopt the new standard on January 1, 2019, but will continue to use LIBOR while available. We will use an alternative rate at such time when the alternative rates available become standard and mature. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

4.	Allocation of the transaction price to the performance obligations

5.	Recognition of revenue when, or as, we satisfy a performance obligation

We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The timing of revenue recognition, billings, and cash collections results in accounts receivable, contract assets as a result of revenue recognized in advance of billings (included within other assets), and contract liabilities or deferred revenue as a result of receiving consideration in advance of revenue recognition within our condensed consolidated balance sheet. Our general payment terms range from 30 to 60 days, with exceptions in certain geographies. Below is a listing of our major categories of revenue for our products and services:

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

Lease Revenue. Revenue from operating leases for instrument systems under rental agreements and reagent rental programs is recognized on a ratable basis over the term of the agreement. Customers typically pay for rental agreements in equal monthly amounts over the term of the rental agreement. See below for revenue recognition under Reagent Rental Programs.

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

Upon adoption of the New Revenue Standard on January 1, 2018, our deferred revenue related to extended warranties and post-contract support was $40.3 million, of which approximately $18.8 million was recognized during the year ended December 31, 2018. Furthermore, as a result of new agreements, our deferred revenue related to extended warranties and post-contract support was $40.7 million at December 31, 2018. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less, which are practical expedients provided within the New Revenue Standard. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $27.7 million at December 31, 2018, of which approximately 30%, 28%, 21% and 21% are expected to be recognized during 2019, 2020, 2021, and thereafter, respectively. Additionally, we have determined these agreements do not include a significant financing component.

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

Upon adoption of the New Revenue Standard on January 1, 2018, our capitalized customer acquisition costs were $107.5 million, of which approximately $28.5 million were recognized as a reduction of revenue during the year ended December 31, 2018. Furthermore, as a result of new up-front customer loyalty payments, our capitalized customer acquisition costs were $124.4 million at December 31, 2018. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the year ended December 31, 2018, were not material.

Volume Commitment Programs. Our volume commitment programs, such as our IDEXX 360 program, provide customers with a free or discounted instrument or system upon entering into multi-year agreements to purchase annual minimum amounts of products and services. We allocate total consideration, including future committed purchases and expected price adjustments, based on relative standalone selling prices to identified performance obligations and recognize instrument revenue and cost in advance of billing the customer at the time of installation and customer acceptance, which is also when the customer obtains control of the instrument based on legal title transfer. Our right to future consideration related to instrument revenue is recorded as a contract asset within other current and long-term assets. The contract asset is transferred to accounts receivable when customers are billed for future products and services over the term of the contract. We have determined these agreements do not include a significant financing component.

Upon adoption of the New Revenue Standard on January 1, 2018, our volume commitment contract assets were $5.6 million, of which approximately $4.1 million were reclassified to accounts receivable when customers were billed for related products and services during the year ended December 31, 2018. Furthermore, as a result of new placements under volume commitment programs, our contract assets were $40.9 million at December 31, 2018. We monitor customer purchases over the term of their agreement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the year ended December 31, 2018, were not material.

For our up-front customer loyalty and volume commitment programs, we estimate future revenues related to multi-year agreements to be approximately $1.3 billion, of which approximately 26%, 22%, 18%, and 34% are expected to be recognized during 2019, 2020, 2021, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to purchase goods and services, net of the expected revenue reductions from customer acquisition costs and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

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

Upon adoption of the New Revenue Standard on January 1, 2018, our deferred revenue related to instrument rebate programs was $65.9 million, of which approximately $18.2 million was recognized when customers purchased eligible products and services and earned rebates during the year ended December 31, 2018. Furthermore, as a result of new instrument purchases under rebate programs, our deferred revenue was $57.4 million at December 31, 2018, of which approximately 32%, 25%, 19%, and 24% are expected to be recognized during 2019, 2020, 2021, and thereafter, respectively.

Reagent Rental Programs. Our reagent rental programs provide our customers the right to use our instruments upon entering into multi-year agreements to purchase annual minimum amounts of consumables. These types of agreements include an embedded operating lease for the right to use our instrument and no instrument revenue is recognized at the time of instrument installation. We determine the amount of lease revenue allocated to the instrument based on relative standalone selling prices and determine the pattern of instrument revenue recognition in proportion to the customer’s minimum purchase commitment. The cost of the instrument is removed from inventory and capitalized within property and equipment, and is charged to cost of product revenue ratably over the term of the agreement. See "Note 8. Property and Equipment, Net" for more information on the costs of instruments placed under rental programs.

We estimate future revenue to be recognized related to these multi-year agreements with customers of approximately $49.6 million, of which approximately 36%, 29%, 20%, and 15% are expected to be recognized during 2019, 2020, 2021, and thereafter, respectively. These future revenues relate to future performance obligations not yet satisfied for which customers have committed to future purchases, net of any expected price adjustments, and as a result, may be lower than stated contractual commitments by our customers.

Other Customer Incentive Programs. Certain agreements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method, for incentives that are offered to individual customers, and the expected-value method, for programs that are offered to a broad group of customers. Revenue adjustments that relate to performance obligations satisfied in prior periods during the year ended December 31, 2018, were not material. Refund obligations related to customer incentive programs are recorded in accrued liabilities for the actual issuance of incentives, incentives earned but not yet issued and estimates of incentives to be earned in the future.

Program Combinations. At times, we combine elements of our significant customer programs within a single customer contract. We separate each significant program element and include the contract assets, customer acquisition costs, deferred revenues and estimated future revenues within the most relevant program disclosures above. Each customer contract is presented as a net contract asset or net contract liability on our condensed consolidated balance sheet.

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

Accounts Receivable. We recognize revenue when it is probable that we will collect substantially all of the consideration to which we will be entitled, based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. We maintain allowances for doubtful accounts for potentially uncollectible receivables. We base our estimates on a detailed analysis of specific customer situations and a percentage of our accounts receivable by aging category. Additional allowances may be required if either the financial condition of our customers were to deteriorate, or a strengthening U.S. dollar impacts the ability of foreign customers to make payments to us on their U.S. dollar denominated purchases. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. We have no significant customers that accounted for greater than 10% of our consolidated revenues and we have no concentration of credit risk as of December 31, 2018.

Disaggregated Revenues. We present disaggregated revenue for our CAG segment based on major product and service categories. Our Water segment is comprised of a single major product category. Although our LPD segment does not meet the quantitative thresholds to be reported as a separate segment, we believe it is important to disaggregate these revenues as a major product and service category within our Other reportable segment given its distinct markets, and therefore we have elected to report LPD as a reportable segment. The following table presents disaggregated revenue by major product and service categories for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
CAG segment revenue:
CAG Diagnostics recurring revenue:	$1,654,530	$1,451,701	$1,281,262
IDEXX VetLab consumables	617,237	518,774	451,456
Rapid assay products	217,541	205,309	189,122
Reference laboratory diagnostic and consulting services	746,794	660,142	581,067
CAG Diagnostics services and accessories	72,958	67,476	59,617
CAG Diagnostics capital - instruments	134,264	119,963	121,191
Veterinary software, services and diagnostic imaging systems	146,634	131,713	120,236
CAG segment revenue	1,935,428	1,703,377	1,522,689

Water segment revenue	125,198	114,395	103,579
LPD segment revenue	130,581	128,481	126,491
Other segment revenue	22,035	22,805	22,664

Total revenue	$2,213,242	$1,969,058	$1,775,423

Revenue by principal geographic area, based on customers’ domiciles, was as follows (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Americas
United States	$1,357,909	$1,203,547	$1,089,595
Canada	94,206	83,818	74,923
Latin America	50,969	46,893	38,872
	1,503,084	1,334,258	1,203,390

Europe, the Middle East and Africa
Germany	100,459	88,328	80,156
United Kingdom	87,807	80,149	77,671
France	60,319	55,993	51,204
Italy	36,956	31,889	28,907
Spain	33,687	28,866	24,268
Switzerland	19,875	17,913	16,361
Netherlands	18,090	15,877	14,049
Other	114,877	100,409	83,147
	472,070	419,424	375,763
Asia Pacific Region
Australia	63,386	56,994	52,871
China	57,621	55,810	48,257
Japan	60,213	53,344	51,544
Other	56,868	49,228	43,598
	238,088	215,376	196,270
Total	$2,213,242	$1,969,058	$1,775,423

Costs to Obtain a Contract. We capitalize sales commissions and the related fringe benefits earned by our sales force when considered incremental and recoverable costs of obtaining a contract. Our contracts include performance obligations related to various goods and services, some of which are satisfied at a point in time and others over time. Commission costs related to performance obligations satisfied at a point in time are expensed at the time of sale, which is when revenue is recognized. Commission costs related to long-term service contracts and performance obligations satisfied over time, including extended warranties and SaaS subscriptions, are deferred and recognized on a systematic basis that is consistent with the transfer of the goods or services to which the asset relates. We apply judgment in estimating the amortization period, which ranges from 3 to 7 years, by taking into consideration our customer contract terms, history of renewals, expected length of customer relationship, as well as the useful life of the underlying technology and products. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of income. Deferred commission costs are periodically reviewed for impairment.

Upon adoption of the New Revenue Standard on January 1, 2018, our deferred commissions costs, included within other assets, were $11.8 million, of which approximately $3.6 million of commissions expense were recognized during the year ended December 31, 2018. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, our deferred commission costs were $13.9 million at December 31, 2018. Impairments of deferred commission costs during the year ended December 31, 2018, were not material.

NOTE 4.      ACQUISITIONS AND INVESTMENTS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range and customer base or expanding our existing product lines.

During 2018, we acquired four reference laboratory customer lists in the United States for approximately $2.2 million and recorded all four transactions as asset acquisitions, with substantially all of the acquisition price valued as intangible assets. The results of operations have been included in our CAG segment since the acquisition dates. In addition to the amount paid at time of purchase, these agreements include contingent payments of up to $0.3 million, that will be recorded upon payment. The acquisition expenses incurred were not material.

During the fourth quarter of 2018, we invested $5 million for a noncontrolling minority interest in a technology company. This equity investment has been accounted for under the cost method of accounting.

During the third quarter of 2018, we acquired substantially all of the assets of a software company for $25.0 million, including a holdback payment of $1.0 million, to offset possible pre-acquisition indemnity claims and a contingent payment of $1.5 million. The holdback payment, less settlement of any indemnity claims, will be paid on the second anniversary of the acquisition date, while the contingent payment will be paid within 36 months if certain commercial goals are achieved. This acquisition expands the IDEXX suite of veterinary software offerings and further underscores our commitment to investing in software innovations that advance the veterinary profession. This acquisition was accounted for as a business combination. The fair value estimate of the assets acquired consists of approximately $20.3 million of goodwill, representing synergies with our current software product offerings, approximately $2.6 million in technology intangible assets, approximately $2.4 million in customer relationship intangible assets, and approximately $0.3 million of net tangible liabilities. The valuation was finalized during the fourth quarter of 2018. The goodwill is expected to be deductible for income tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to our financial statements. The results of operations have been included in our CAG segment since the acquisition date. The acquisition expenses incurred were not material.

During the third and fourth quarters of 2017, we acquired four reference laboratory customer lists in the United States for approximately $2.3 million and recorded these transactions as asset acquisitions, with a majority of the acquisition price valued as intangible assets. The results of operations for these reference laboratories have been included in our CAG segment since the acquisition dates. In addition to the amount paid at time of purchase, additional contingent payments of approximately $0.3 million were paid in 2018.

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

NOTE 5.      SHARE-BASED COMPENSATION

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

Stock options permit a holder to buy IDEXX stock upon vesting at the stock’s price on the date the option was granted. An RSU is an agreement to issue shares of IDEXX stock at the time of vesting. A PBRSUs is an agreement to issue shares of IDEXX stock at the time of vesting upon successful completion of certain performance goals. DSUs are granted under our Executive Deferred Compensation Plan (the “Executive Plan”) and non-employee Director Deferred Compensation Plan (the “Director Plan”). DSUs may or may not have vesting conditions depending on the plan under which they are issued. We did not issue any restricted stock or stock appreciation rights during the years ended December 31, 2018, 2017 and 2016, nor were any restricted stock or stock appreciation rights outstanding as of those years ended. There were no material modifications to the terms of outstanding options, RSUs, PBRSUs, or DSUs during the years ended December 31, 2018, 2017 or 2016.

We primarily issue shares of common stock to satisfy stock option exercises and employee stock purchase rights and to settle RSUs, PBRSUs, and DSUs. We issue shares of treasury stock to settle certain RSUs and upon the exercise of certain stock options, which were not material for the years ended December 31, 2018, 2017 and 2016. The number of shares of common stock and treasury stock issued are equivalent to the number of awards exercised or settled.

With the exception of employee stock purchase rights, equity awards are issued to employees and non-employee directors under the 2018 Stock Incentive Plan (the "2018 Stock Plan"), which replaced the 2009 Stock Incentive Plan in May 2018. Our Board of Directors has authorized the issuance of 7.5 million shares of our common stock under the 2018 Stock Plan. Any shares that are subject to awards of stock options or stock appreciation rights will be counted against the share limit as one share for every share granted. Any shares that are issued other than stock options and stock appreciation rights will be counted against the share limit as 2.4 shares for every share granted. If any shares issued under our prior plans are forfeited, settled for cash, or expire, these shares, to the extent of such forfeiture, cash settlement or expiration, will again be available for issuance under the 2018 Stock Plan. As of December 31, 2018, there were approximately 7.2 million remaining shares available for issuance under the 2018 Stock Plan.

Share-Based Compensation

Share-based compensation costs are classified in our consolidated financial statements consistent with the classification of cash compensation paid to the employees receiving such share-based compensation. The following is a summary of share-based compensation costs and related tax benefits recorded in our consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Years Ended December 31,
	2018	2017	2016

Share-based compensation expense included in cost of revenue	$2,816	$2,675	$2,305
Share-based compensation expense included in operating expenses	22,341	20,842	17,586
Total share-based compensation expense included in consolidated statements of income	25,157	23,517	19,891
Income tax benefit resulting from share-based compensation expense	(4,190)	(6,810)	(6,143)
Net share-based compensation expense included in consolidated statements of income, excluding tax benefit from settlement of share-based awards	20,967	16,707	13,748
Income tax benefit resulting from settlement of share-based awards under ASU 2016-09	(21,496)	(27,743)	—
Net (benefit) expense related to share-based compensation arrangements included in consolidated statements of income	$(529)	$(11,036)	$13,748

Share-based compensation expense is reduced for an estimate of the number of awards that are expected to be forfeited. We use historical data and other factors to estimate expected employee terminations and to evaluate whether particular groups of employees have significantly different forfeiture expectations.

The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards at December 31, 2018, was $51.2 million, which will be recognized over a weighted average period of approximately 1.7 years.

Stock Options

Option awards are granted with an exercise price equal to the closing market price of our common stock on the date of grant. Options granted to employees primarily vest ratably over five years on each anniversary of the date of grant and options granted to non-employee directors vest fully on the first anniversary of the date of grant. Vesting of option awards issued is conditional based on continuous service. Options granted after May 8, 2013 have a contractual term of ten years and options granted between January 1, 2006 and May 8, 2013 have contractual terms of seven years. Upon any change in control of the company, 25% of the unvested stock options then outstanding will vest and become exercisable. However, if the acquiring entity does not assume outstanding options, then all options will vest immediately prior to the change in control.

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

	For the Years Ended December 31,
	2018	2017	2016

Share price at grant	$179.56	$142.89	$69.07
Expected stock price volatility	24%	26%	25%
Expected term, in years	5.8	5.8	5.7
Risk-free interest rate	2.7%	2.0%	1.2%
Weighted average fair value of options granted	$52.99	$40.83	$17.87

A summary of the status of options granted under our share-based compensation plans at December 31, 2018, and changes during the year then ended, are presented in the table below:

	Number of Options (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding as of December 31, 2017	2,727	$72.72
Granted	333	$179.56
Exercised	(561)	$51.55
Forfeited	(50)	$95.19
Outstanding as of December 31, 2018	2,449	$91.64	6.2	$231,414

Fully vested as of December 31, 2018	1,239	$67.69	4.7	$146,555

Fully vested and expected to vest as of December 31, 2018	2,402	$91.28	6.1	$227,861

The total fair value of options vested was $10.5 million, $9.2 million, and $9.3 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Intrinsic value of stock options exercised represents the amount by which the market price of the common stock exceeded the exercise price, before applicable income taxes. The total intrinsic value of stock options exercised was $87.1 million, $78.3 million, and $51.0 million during the years ended December 31, 2018, 2017 and 2016, respectively.

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

A summary of the status of RSUs and PBRSUs granted under our share-based compensation plans at December 31, 2018, and changes during the period then ended, are presented in the table below:

	Number of Units (000)	Weighted Average Grant-Date Fair Value

Nonvested as of December 31, 2017	383	$85.74
Granted	79	$179.22
Vested	(136)	$74.69
Forfeited	(20)	$100.02
Nonvested as of December 31, 2018	306	$113.87

Expected to vest as of December 31, 2018	289	$113.44

The total fair value of RSUs and PBRSUs vested was $24.5 million, $22.1 million, and $12.4 million during the years ended December 31, 2018, 2017 and 2016, respectively. The aggregate intrinsic value of nonvested RSUs and PBRSUs as of December 31, 2018, is equal to the fair value of IDEXX’s common stock as of December 31, 2018, multiplied by the number of nonvested units as of December 31, 2018.

Deferred Stock Units

Under our Director Plan, non-employee directors may defer a portion of their cash fees in the form of vested DSUs. Prior to 2014, certain members of our management could elect to defer a portion of their cash compensation in the form of vested deferred stock units under our Executive Plan. Each DSU represents the right to receive one unissued share of our common stock. These recipients receive a number of DSUs equal to the amount of cash fees or compensation deferred divided by the closing sale price of the common stock on the date of deferral. Also, under the Director Plan, non-employee directors are awarded annual grants of DSUs that vest fully on the first anniversary of the date of grant. Vesting for these annual DSU grants is conditional based on continuous service. DSUs are exchanged for a fixed number of shares of common stock, upon vesting if vesting criteria apply, subject to the limitations of the Director and Executive Plans and applicable law.

There were approximately 162,000 and 229,000 vested DSUs outstanding under our share-based compensation plans as of December 31, 2018 and 2017, respectively. Unvested DSUs as of December 31, 2018 and 2017, were not material.

Employee Stock Purchase Rights

Employee stock purchase rights are issued under the 1997 Employee Stock Purchase Plan, under which we reserved and may issue up to an aggregate of 4.7 million shares of common stock in periodic offerings. Under this plan, stock is sold to employees at a 15% discount off the closing price of the stock on the last day of each quarter. The dollar value of this discount is equal to the fair value of purchase rights recognized as share-based compensation. We issued approximately 52,000, 61,000, and 85,000 shares of common stock in connection with the Employee Stock Purchase Plan during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there were approximately 1.2 million remaining shares available for issuance under the 1997 Employee Stock Purchase Plan.

NOTE 6.      MARKETABLE SECURITIES

As a result of the passage of the 2017 Tax Act during the fourth quarter of 2017, we liquidated our marketable securities held outside the U.S. during the first quarter of 2018 and recognized a loss of approximately $0.3 million. We repatriated these funds and reduced our revolving debt balance during the first quarter of 2018.

Purchased marketable debt securities were classified as available-for-sale and carried at fair value in the accompanying consolidated balance sheets on a trade date basis. We had classified our investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Unrealized holding gains and losses were deferred within accumulated other comprehensive income (“AOCI”), net of applicable taxes, except when an impairment is determined to be other-than-temporary or the security is divested prior to maturity. Within the accompanying consolidated statements of operations, interest earned and amortization of premiums or discounts on marketable securities were included in interest income, and realized gains and losses on the sale of our marketable securities were included in other income.

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

As of December 31, 2017, we held marketable securities with effective maturities of two years or less that had an average AA- credit rating.

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

Unpaid inventory reflected within accounts payable in our consolidated balance sheets was $41.3 million, $37.2 million, and $32.7 million at December 31, 2018, 2017 and 2016, respectively.

The components of inventories are as follows (in thousands):

	December 31, 2018	December 31, 2017

Raw materials	$31,973	$32,994
Work-in-process	17,009	17,786
Finished goods	124,321	113,538
Inventories (Note 2)	$173,303	$164,318

NOTE 8.      PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in the consolidated statements of income. We evaluate our property and equipment for impairment periodically or as changes in circumstances or the occurrence of events suggest the remaining value is not recoverable from future cash flows. If the carrying value of our property and equipment is impaired, an impairment charge is recorded for the amount by which the carrying value of the property and equipment exceeds its fair value. We provide for depreciation and amortization primarily using the straight-line method by charges to the consolidated statements of income in amounts that allocate the cost of property and equipment over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life

Land improvements	15 to 20 years
Buildings and improvements	10 to 40 years
Leasehold improvements	Shorter of remaining lease term or useful life of improvements
Machinery and equipment	3 to 8 years
Office furniture and equipment	3 to 7 years
Computer hardware and software	3 to 7 years

We capitalize interest on the acquisition and construction of significant assets that require a substantial period of time to be made ready for use. The capitalized interest is included in the cost of the completed asset and depreciated over the asset’s estimated useful life. The amount of interest capitalized during the years ended December 31, 2018 and 2017, was not material.

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

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2018	December 31, 2017

Land and improvements	$8,701	$7,323
Buildings and improvements	190,809	180,185
Leasehold improvements	66,917	52,227
Machinery and equipment	299,204	284,375
Office furniture and equipment	51,661	47,476
Computer hardware and software	218,150	206,580
Construction in progress	70,561	33,470
	906,003	811,636
Less accumulated depreciation and amortization	468,733	432,540
Total property and equipment, net	$437,270	$379,096

Below are the amounts of depreciation and amortization of property and equipment, capitalized computer software for internal use, unpaid property and equipment reflected in account payable and accrued expenses, and rental and reagent rental program instruments transferred from inventory to property and equipment:

	December 31, 2018	December 31, 2017	December 31, 2016

Depreciation and amortization expense	$74,208	$73,797	$63,537
Capitalized computer software developed for internal use	$17,115	$16,131	$15,590
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$17,894	$11,744	$10,601
Rental and Reagent Rental Program instruments transferred from inventory to property and equipment (Note 3)	$20,360	$16,313	$18,324

During the third quarter of 2018, we decided to discontinue the development of our in–clinic SNAP Fecal product and focus resources and capital on supporting fecal antigen testing within our reference laboratories, which resulted in a $2.6 million impairment of construction in progress production equipment related to SNAP Fecal. This impairment charge is recorded as general and administrative expense in our CAG reporting segment.

NOTE 9.      OTHER CURRENT AND LONG-TERM ASSETS

Other current assets consisted of the following (in thousands):

	December 31, 2018	December 31, 2017

Prepaid expenses	$30,314	$28,967
Taxes receivable	14,098	35,475
Customer acquisition costs (Notes 2 and 3)	34,515	23,520
Contract assets (Notes 2 and 3)	9,670	—
Deferred sales commissions (Notes 2 and 3)	4,464	—
Other assets (Notes 2 and 3)	15,159	13,178
Other current assets	$108,220	$101,140

Other noncurrent assets consisted of the following (in thousands):

	December 31, 2018	December 31, 2017

Investment in long-term product supply arrangements	$10,894	$9,949
Customer acquisition costs (Notes 2 and 3)	89,862	64,670
Contract assets (Notes 2 and 3)	31,269	—
Deferred sales commissions (Notes 2 and 3)	9,470	—
Deferred income taxes (Note 2)	8,481	7,698
Other assets (Notes 2 and 3)	39,617	36,299
Other long-term assets	$189,593	$118,616

NOTE 10.      GOODWILL AND INTANGIBLE ASSETS, NET

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

Our business combinations regularly include contingent consideration arrangements that require additional consideration to be paid based on the achievement of established objectives, most commonly related to the retention or growth of the customer base during the post-combination period. We assess contingent consideration to determine if it is part of the business combination or if it should be accounted for separately from the business combination in the post-combination period. Contingent consideration is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings. Changes in fair value of contingent consideration and differences arising upon settlement were not material during the years ended December 31, 2018, 2017 and 2016. See "Note 4. Acquisitions and Investments" for additional information regarding contingent consideration arising from recent business acquisitions.

We assess goodwill for impairment annually, at the reporting unit level, in the fourth quarter and whenever events or circumstances indicate impairment may exist. In evaluating goodwill for impairment, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50%. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would assess the fair value of all of our reporting unit and compare the fair value of the reporting unit to carrying value to determine if any impairment is necessary. In contrast, we can opt to bypass the qualitative assessment for any reporting unit in any period and proceed directly to assess the fair value of all of our reporting units and compare the fair value of the reporting units to carrying value to determine if any impairment is necessary. Doing so does not preclude us from performing the qualitative assessment in any subsequent period.

In the fourth quarter of 2018, we elected to bypass the qualitative approach that allows the assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and instead proceeded directly to assessing the fair value of all of our reporting units and comparing the fair value of the reporting units to the carrying value to determine if any impairment is necessary. We estimate the fair values of applicable reporting units using an income approach based on discounted forecasted cash flows. We make significant assumptions about the extent and timing of future cash flows, growth rates and discount rates. Model assumptions are based on our projections and best estimates, using appropriate and customary market participant assumptions. In addition, we make certain assumptions in allocating shared assets and liabilities to individual reporting units in determining the carrying value of each reporting unit. Changes in forecasted cash flows or the discount rate would affect the estimated fair values of our reporting units and could result in a goodwill impairment charge in a future period.

No goodwill impairments were identified during the years ended December 31, 2018, 2017 or 2016.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of an intangible asset exceeds the related estimated undiscounted future cash flows, an impairment to adjust the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset, and applying a risk-adjusted discount rate. We had no impairments of our intangible assets during the years ended December 31, 2018 and 2017.

During the first half of 2016, management reviewed the OPTI Medical product offerings. As a result of this review, we discontinued certain development activities in the human point-of-care medical diagnostics market during March 2016 that was devoted to a new platform and focused our efforts in this market on supporting our current generation OPTI CCA-TS2 Blood Gas and Electrolyte analyzer.  Non-cash intangible asset impairments of $2.2 million were recorded within our condensed consolidated statements of income, within general and administrative expenses, within our Other segment, during 2016. The intangibles associated with our OPTI Medical human point-of-care medical diagnostics market are fully written off.

We provide for amortization primarily using the straight-line method by charges to income in amounts that allocate the intangible assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life

Product rights(1)	5 to 15 years
Customer-related intangible assets(2)	3 to 17 years
Noncompete agreements	3 to 5 years

(1)	Product rights comprise certain technologies, intellectual property, licenses, and trade names acquired from third parties.

(2)	Customer-related intangible assets are comprised of customer lists and customer relationships acquired from third parties.

Intangible assets other than goodwill consisted of the following (in thousands):

	December 31, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Product rights(1)	$27,060	$19,153	$7,907	$32,558	$25,251	$7,307
Customer-related intangible assets(2)	77,015	43,352	33,663	80,398	44,382	36,016
Noncompete agreements	856	601	255	1,271	748	523
	$104,931	$63,106	$41,825	$114,227	$70,381	$43,846
The above table excludes fully amortized intangible assets for the periods presented.

(1)	Product rights comprise certain technologies, licenses and trade names acquired from third parties.

(2)	Customer-related intangible assets are comprised of customer lists and customer relationships acquired from third parties.

Amortization expense of intangible assets other than goodwill was $8.9 million, $9.0 million, and $9.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018, the aggregate amortization expense associated with intangible assets is estimated to be as follows for each of the next five years and thereafter (in thousands):

Amortization Expense

2019	$8,450
2020	7,087
2021	6,232
2022	5,063
2023	3,330
Thereafter	11,663
$41,825

The changes in the carrying amount of goodwill for the years ended December 31, 2018, 2017 and 2016, were as follows (in thousands):

	CAG	Water	LPD	Other	Consolidated Total
Balance as of December 31, 2015	$145,191	$13,038	$14,174	$6,531	$178,934
Business combinations	1,720	—	—	—	1,720
Impact of changes in foreign currency exchange rates	(717)	(2,148)	439	—	(2,426)
Balance as of December 31, 2016	$146,194	$10,890	$14,613	$6,531	$178,228
Business combinations	13,541	—	—	—	13,541
Impact of changes in foreign currency exchange rates	6,501	1,061	542	—	8,104
Balance as of December 31, 2017	$166,236	$11,951	$15,155	$6,531	$199,873
Business combinations	20,282	—	—	—	20,282
Impact of changes in foreign currency exchange rates	(4,132)	(730)	(804)	—	(5,666)
Balance as of December 31, 2018	$182,386	$11,221	$14,351	$6,531	$214,489

See "Note 4. Acquisitions and Investments" for information regarding goodwill and other intangible assets recognized in connection with the acquisition of businesses and other assets during the years ended December 31, 2018, 2017 and 2016.

NOTE 11.      ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31, 2018	December 31, 2017

Accrued expenses	$65,212	$64,430
Accrued employee compensation and related expenses	109,488	102,944
Accrued taxes	26,609	29,389
Accrued customer incentives and refund obligations (Notes 2 and 3)	59,374	56,655
Accrued liabilities	$260,683	$253,418

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2018	December 31, 2017

Accrued taxes	$66,767	$66,506
Accrued customer incentives (Note 2)	—	12,956
Other accrued long-term expenses	18,059	16,256
Other long-term liabilities	$84,826	$95,718

NOTE 12.      DEBT

Credit Facility

In December 2015, we refinanced our existing $700 million unsecured revolving credit facility by entering into a second amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $850 million with a syndicate of multinational banks, which matures on December 4, 2020, (“Credit Facility”) and requires no scheduled prepayments before that date. Although the Credit Facility does not mature until December 4, 2020, all individual borrowings under the terms of the Credit Facility have a stated term between 30 and 180 days. At the end of each term, the obligation is either repaid or rolled over into a new borrowing. The Credit Facility contains a subjective material adverse event clause, which allows the debt holders to call the loans under the Credit Facility if we fail to provide prompt written notice to the syndicate of such an event. Based on the stated term and the existence of the subjective material adverse event clause, this

Credit Facility is reflected in the current liabilities section of our consolidated balance sheets. At December 31, 2018, we had $398.9 million outstanding under our Credit Facility with a weighted average effective interest rate of 3.63%. At December 31, 2017, we had $655.0 million outstanding under our Credit Facility with a weighted average effective interest rate 2.81%. The funds available under the Credit Facility at December 31, 2018, and December 31, 2017, reflect a further reduction due to the issuance of letters of credit for $1.3 million and $1.0 million, respectively, which were issued in connection with our workers’ compensation policy.

Applicable interest rates on borrowings under the Credit Facility generally range from 0.875 to 1.375 percentage points (“Credit Spread”) above the London interbank offered rate, based on our leverage ratio, or the prevailing prime rate plus a maximum spread of up to 0.375%, based on our leverage ratio. We previously entered into forward fixed interest rate swap agreements to manage the economic effect of the first $80 million of variable interest rate borrowings. We designated the interest rate swaps as cash flow hedges. See "Note 18. Hedging Instruments" for a discussion of our derivative instruments and hedging activities. Under the Credit Facility, we pay quarterly commitment fees of 0.075% to 0.25%, based on our leverage ratio, on any unused commitment.

The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3.5-to-1. At December 31, 2018, we were in compliance with the covenants of the Credit Facility.

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

In December 2014, we entered into a Multi-Currency Note Purchase and Private Shelf Agreement among the Company, Metropolitan Life Insurance Company (“MetLife”), and the accredited institutional purchasers named therein pursuant to which we agreed to issue and sell $75 million of its unsecured 3.25% Series A Senior Notes having a seven-year term (the "2022 Notes"), and $75 million of its unsecured 3.72% Series B Senior Notes having a twelve-year term ("2027 Notes"). The issuance, sale and purchase of these notes occurred in February 2015 (the “MetLife Notes”). The agreement (the “December 2014 Note Agreement”) also provided for an uncommitted shelf facility by which we may request that MetLife purchase, over the subsequent three years, up to $50 million of additional senior promissory notes of the Company at a fixed interest rate to be determined at the time of purchase and with a maturity date not to exceed fifteen years.

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

The 2015 Amended Agreement also provides for an uncommitted shelf facility by which we may request that Prudential purchase, over the next three years, up to $75.0 million (or the foreign currency equivalent) of additional senior promissory notes of the Company at a fixed interest rate and with a maturity date not to exceed twelve years (the “Shelf Notes”). Prudential is under no obligation to purchase any of the Shelf Notes. The interest rate of any series of Shelf Notes will be determined at the time of purchase. The proceeds of any series of Shelf Notes are able to be used for general corporate purposes.

The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At December 31, 2018, we were in compliance with the covenants of the Senior Note Agreements.

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

Interest paid for the periods ended December 31, 2018, 2017 and 2016, was $34.7 million, $37.6 million, and $31.8 million, respectively.

Annual principal payments on long-term debt at December 31, 2018, are as follows (in thousands):

Years Ending December 31,	Amount

2019	$—
2020	—
2021	50,000
2022	75,000
2023	75,000
Thereafter	401,777
$601,777

NOTE 13.      INCOME TAXES

The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted on December 22, 2017, and includes significant changes to the U.S. corporate tax system. Effective January 1, 2018, the 2017 Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, and transitioned the U.S. federal tax system from a worldwide tax system to a territorial tax system, and eliminated or reduced certain domestic deductions among other changes. In converting to the new territorial tax system, a deemed repatriation tax on previously tax-deferred earnings of certain foreign subsidiaries was required to be recognized as of December 31, 2017, and is payable over eight years.

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”) that provides additional guidance allowing companies to apply a measurement period of up to twelve months to account for the impacts of the 2017 Tax Act in their financial statements. In the period ending December 31, 2018, we recognized measurement period adjustments of $2.1 million related to the deemed repatriation tax and the remeasurement of our deferred tax assets and liabilities. The effect of the measurement period adjustment on the 2018 effective tax rate was an increase of 0.5%. The accounting for the transitional impacts of the 2017 Tax Act are now complete.

We are no longer asserting indefinite reversal under ASC 740-30-25 for undistributed earnings of non-U.S. subsidiaries and have accrued for related tax liabilities as of December 31, 2018.

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

Earnings before income taxes were as follows (in thousands):໿

	For the Years Ended December 31,
	2018	2017	2016

Domestic	$337,437	$268,714	$227,875
International	120,305	112,343	93,971
	$457,742	$381,057	$321,846

The provision (benefit) for income taxes comprised the following (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Current
Federal	$47,130	$92,453	$53,285
State	10,415	9,258	6,608
International	22,015	23,993	19,291
	79,560	125,704	79,184
Deferred
Federal	3,970	(1,201)	20,305
State	(937)	(4,102)	1,196
International	(1,898)	(2,613)	(893)
	1,135	(7,916)	20,608
	$80,695	$117,788	$99,792

The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate as follows:໿

	For the Years Ended December 31,
	2018	2017	2016

U.S. federal statutory rate	21.0%	35.0%	35.0%
State income tax, net of federal tax benefit	2.6	1.9	1.8
Taxation on international earnings	(0.8)	(5.5)	(4.8)
Foreign derived intangible income	(1.3)	—	—
Share-based compensation from settlements under ASU 2016-09	(4.7)	(7.3)	—
Domestic manufacturing exclusions	—	(1.1)	(1.0)
Research and development credit	(0.9)	(0.9)	(0.8)
Impact of the Tax Cuts and Jobs Act	0.5	9.4	—
State income tax carryforwards	(0.2)	(1.4)	—
Other, net	1.4	0.8	0.8
Effective tax rate	17.6%	30.9%	31.0%

Our effective income tax rate was 17.6% for the year ended December 31, 2018, and 30.9% for the year ended December 31, 2017. Our effective income tax rate for the year ended December 31, 2018 was lower primarily related to the reduction in the 2018 U.S. statutory tax rate to 21% from 35%, as well as the comparison to a non-recurring charge resulting from the 2017 Tax Act for the year ended December 31, 2017. These favorable impacts were offset by lower tax benefits related to share-based compensation and the prior year utilization of foreign tax credits.

Our effective income tax rate was 30.9% for the year ended December 31, 2017, and 31.0% for the year ended December 31, 2016. Our effective income tax rate for the year ended December 31, 2017, was lower as a result of the adoption of ASU 2016-09 related to share-based compensation, which decreased our effective tax rate by approximately 7% and the utilization of foreign tax credits, which reduced our effective tax rate by approximately 1%. These decreases were offset by the following non-recurring items: A deemed repatriation tax, net of the remeasurement of our deferred tax assets and liabilities resulting from the 2017 Tax Act and a tax benefit related to state tax credit carryforwards, which combined, increased our tax rate by approximately 8%.

Income taxes paid for the periods ended December 31, 2018, 2017 and 2016 was $69.7 million, $81.2 million, and $74.7 million, respectively.

We have business operations in Switzerland and the Netherlands and have been granted tax rulings by each jurisdiction. Our Netherlands ruling is set to expire on December 31, 2022, and our Switzerland ruling remains in effect as long as our business operations comply with the ruling requirements or as long as Switzerland statutorily allows such rulings. As a result of the tax rulings, our net income was higher by $9.2 million, $8.9 million, and $7.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. The benefit from these tax rulings is reflected within the overall benefit received from international income taxes in the table above.

The components of the net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31, 2018	December 31, 2017

Assets
Accrued expenses	$21,065	$13,843
Accounts receivable reserves	2,363	2,624
Deferred revenue	7,637	10,618
Inventory basis differences	2,787	3,039
Property-based differences	1,652	1,324
Share-based compensation	9,267	9,035
Other	2,314	918
Net operating loss carryforwards	3,208	3,350
Tax credit carryforwards	10,226	8,096
Unrealized losses on foreign currency exchange contracts, interest rate swaps and investments	404	2,355
Total assets	60,923	55,202
Valuation allowance	(6,212)	(6,211)
Total assets, net of valuation allowance	54,711	48,991

Liabilities
Deferred instrument costs	(27,210)	(20,399)
Property-based differences	(32,494)	(31,859)
Intangible asset basis differences	(13,454)	(13,574)
Other	(432)	(656)
Unrealized gains on foreign currency exchange contracts, interest rate swaps and investments	(1,907)	(158)
Total liabilities	(75,497)	(66,646)
Net deferred tax assets (liabilities)	$(20,786)	$(17,655)

As of December 31, 2018, we have recorded a valuation allowance of $6.2 million against certain deferred tax assets related to temporary differences including net operating loss (“NOL”) and tax credit carryforwards, as it is more likely than not that they will not be realized or utilized within the carryforward period.

As of December 31, 2018, we have NOL’s in certain state and international jurisdictions of approximately $15.1 million available to offset future taxable income. Most of these NOL’s will expire at various dates between 2021 and 2026 and the remainder have indefinite lives.

The following table summarizes the changes in unrecognized tax benefits during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Years Ended December 31,
	2018	2017	2016

Total amounts of unrecognized tax benefits, beginning of period	$21,417	$18,463	$7,204
Gross increases in unrecognized tax benefits as a result of tax positions taken during a prior period	2,991	74	75
Gross increases in unrecognized tax benefits as a result of tax positions taken in the current period	461	4,681	12,657
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	—	(713)	(1,326)
Decreases in unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(622)	(1,088)	(147)
Total amounts of unrecognized tax benefits, end of period	$24,247	$21,417	$18,463

The total amount of unrecognized tax benefits at December 31, 2018 and December 31, 2017, was $24.2 million and $21.4 million, respectively. Of the total unrecognized tax benefits at December 31, 2018 and 2017, $18.3 million and $9.1 million, respectively, comprise unrecognized tax positions that would, if recognized, affect our effective tax rate.

During the years ended December 31, 2018, 2017 and 2016, we recorded interest expense and penalties of $1.2 million, $0.9 million, and $0.3 million, respectively, as income tax expense in our consolidated statement of income. At December 31, 2018 and 2017, we had $2.1 million and $1.0 million, respectively, of estimated interest expense and penalties accrued in our consolidated balance sheets.

In the ordinary course of our business, our income tax filings are regularly under audit by tax authorities. While we believe we have appropriately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater or less than our accrued position. Accordingly, additional provisions on income tax matters, or reductions of previously accrued provisions, could be recorded in the future as we revise our estimates due to changing facts and circumstances or the underlying matters are settled or otherwise resolved. We are currently under tax examinations in various jurisdictions. We anticipate that these examinations will be concluded within the next two years. With few exceptions, we are no longer subject to income tax examinations in any jurisdiction in which we conduct significant taxable activities for years before 2014.

NOTE 14.      EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to IDEXX Laboratories, Inc. stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the total unrecognized compensation expense for unvested share-based compensation awards and, prior to the adoption of new accounting guidance related to share-based compensation on January 1, 2017, the tax benefits resulting from share-based compensation tax deductions in excess of the related expense recognized for financial reporting purposes, would be used to purchase our common stock at the average market price during the period. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent. See Note 5- Share-Based Compensation for additional information regarding deferred stock units.

The following is a reconciliation of shares outstanding for basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Years Ended December 31,
	2018	2017	2016

Shares outstanding for basic earnings per share:	86,864	87,769	89,732

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	86,864	87,769	89,732
Dilutive effect of share-based payment awards	1,606	1,798	1,152
	88,470	89,567	90,884

Certain options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Years Ended December 31,
	2018	2017	2016

Weighted average number of shares underlying anti-dilutive options	287	327	88

NOTE 15.      COMMITMENTS, CONTINGENCIES AND GUARANTEES

Leases

The majority of our facilities are occupied under operating lease arrangements with various expiration dates through 2067. We are responsible for the real estate taxes and operating expenses related to these facilities. Additionally, we enter into operating leases for certain vehicles and office equipment in the normal course of business.  We determine the expected term of any executed agreements using the non-cancelable lease term plus any renewal options by which the failure to renew imposes a penalty in such amount that renewal is reasonably assured. The derived expected term is then used in the determination of a capital or operating lease and in the calculation of straight-line rent expense. Rent escalations are considered in the calculation of minimum lease payments in our capital lease tests and in determining straight-line rent expense for operating leases.

Commitments

Rent expense charged to operations under operating leases was approximately $25.2 million, $23.0 million, and $22.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Minimum annual rental payments under these agreements are estimated as follows (in thousands):

Years Ending December 31,	Amount

2019	$19,351
2020	17,109
2021	14,528
2022	10,799
2023	8,518
Thereafter	36,514
$106,819

We have various minimum royalty payments due through 2035 of $2.1 million. If these obligations are not satisfied, the related license arrangements may be terminated, resulting in either a loss in exclusivity or the right to use the technology.

We are required to annually purchase a minimum amount of inventory from certain suppliers. Through 2025, we have a total of $8.4 million in minimum purchase commitments under these arrangements.

Contingencies

Although we are not currently party to any material contingencies of which we are aware or have recorded a reserve for, we are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, our actual losses with respect to these contingencies could exceed our accruals.

Under our current employee healthcare insurance policy for U.S. employees, we retain claims liability risk per incident up to $1 million per year in 2018, $1 million per year in 2017, and $0.45 million per year in 2016. We recognized U.S. employee healthcare claim expense of $52.7 million for the year ended December 31, 2018, $47.2 million for the year ended December 31, 2017 and $40.4 million during the year ended December 31, 2016, which represents actual claims paid and an estimate of our liability for the uninsured portion of employee healthcare obligations that have been incurred but not paid. Should employee health insurance claims exceed our estimated liability, we would have further obligations. Our estimated liability for healthcare claims that have been incurred but not paid as of December 31, 2018 and 2017, was $4.8 million and $4.2 million, respectively.

Under our workers’ compensation insurance policies for U.S. employees, we have retained the first $0.3 million for the years ended December 31, 2018, 2017 and 2016, in claim liability per incident with aggregate maximum claim liabilities per year of $2.5 million, $2.5 million, and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Workers’ compensation expense recognized during the years ended December 31, 2018, 2017 and 2016 and our respective liability for such claims as of December 31, 2018, 2017 and 2016 was not material. Claims incurred during the years ended December 31, 2018 and 2017 are relatively undeveloped as of December 31, 2018. Therefore, it is possible that we could incur additional healthcare and wage indemnification costs beyond those previously recognized up to our aggregate liability for each of the respective claim years. For the years ended on or prior to December 31, 2016, based on our retained claim liability per incident and our aggregate claim liability per year, our maximum liability in excess of the amounts deemed probable and previously recognized is not material as of December 31, 2018. As of December 31, 2018, we had outstanding letters of credit totaling $1.3 million to the insurance companies as security for the claims in connection with these policies.

We have entered into an employment agreement with our chief executive officer whereby payment may be required if we terminate his employment without cause other than following a change in control. The amount payable is based upon the executive’s salary at the time of termination and the cost to us of continuing to provide certain benefits. Had this officer been terminated without cause at December 31, 2018, other than following a change in control, we would have had an obligation for salaries and benefits of approximately $1.6 million under such agreement. In addition, the agreement provides for continued vesting of his outstanding equity awards for a period of two years.

We have entered into employment agreements with each of our officers that require us to make certain payments in the event the officer’s employment is terminated under certain circumstances within a certain period following a change in control. The amount payable by us under each of these agreements is based on the officer’s salary and bonus history at the time of termination and the cost to us of continuing to provide certain benefits. Had all of our officers been terminated in qualifying terminations following a change in control at December 31, 2018, we would have had aggregate obligations of approximately $31.9 million under these agreements. These agreements also provide for the acceleration of the vesting of all stock options and restricted stock units upon any qualifying termination following a change in control. At this time, we believe the likelihood of terminations as a result of the scenarios described is remote, and therefore, we have not accrued for such loss contingencies.

We have total acquisition-related contingent consideration liabilities outstanding of $3.5 million, primarily related to the achievement of certain revenue milestones, recorded at December 31, 2018, and $3.0 million recorded at December 31, 2017.

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

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of potential indemnification under these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations at December 31, 2018 and 2017.

When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. As of December 31, 2018 and 2017, we do not have any material pre-acquisition liabilities recorded.

NOTE 16.      SEGMENT REPORTING

We operate primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as CAG; water quality products (“Water”); and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and food, which we refer to as LPD. Our Other operating segment combines and presents products for the human point-of-care medical diagnostics market with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

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

CAG develops, designs, manufactures, and distributes products and performs services for veterinarians and the biomedical analytics market, primarily related to diagnostics and information management. Water develops, designs, manufactures, and distributes a range of products used in the detection of various microbiological parameters in water. LPD develops, designs, manufactures, and distributes diagnostic tests and related instrumentation and performs services that are used to manage the health status of livestock and poultry, to improve dairy efficiency, and to ensure the quality and safety of milk and food. OPTI Medical manufactures and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market.

Intersegment revenues, which are not included in the table below, were not material for the years ended December 31, 2018, 2017 and 2016.

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

Below is our segment information (in thousands):

	For the Years Ended December 31,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2018
Revenue	$1,935,428	$125,198	$130,581	$22,035	$—	$2,213,242

Income (loss) from operations	$429,483	$56,607	$19,412	$3,729	$(17,896)	$491,335
Interest expense, net						(33,593)
Income before provision for income taxes						457,742
Provision for income taxes						80,695
Net income						377,047
Less: Net income attributable to noncontrolling interest						16
Net income attributable to IDEXX Laboratories, Inc. stockholders						$377,031

Depreciation and amortization	$72,789	$2,592	$4,094	$3,703	$—	$83,178
Expenditures for long-lived assets(1)	$103,300	$3,172	$4,787	$4,492	$—	$115,751

2017
Revenue	$1,703,377	$114,395	$128,481	$22,805	$—	$1,969,058

Income (loss) from operations	$363,557	$50,616	$16,464	$4,837	$(22,446)	$413,028
Interest expense, net						(31,971)
Income before provision for income taxes						381,057
Provision for income taxes						117,788
Net income						263,269
Less: Net income attributable to noncontrolling interest						125
Net income attributable to IDEXX Laboratories, Inc. stockholders						$263,144

Depreciation and amortization	$71,835	$2,856	$5,052	$3,397	$—	$83,140
Expenditures for long-lived assets(1)	$64,759	$2,573	$3,021	$4,031	$—	$74,384

2016
Revenue	$1,522,689	$103,579	$126,491	$22,664	$—	$1,775,423

Income (loss) from operations	$301,342	$45,702	$18,914	$884	$(16,603)	$350,239
Interest expense, net						(28,393)
Income before provision for income taxes						321,846
Provision for income taxes						99,792
Net income						222,054
Less: Net income attributable to noncontrolling interest						9
Net income attributable to IDEXX Laboratories, Inc. stockholders						$222,045

Depreciation and amortization	$64,878	$3,098	$5,543	$4,699	$—	$78,218
Expenditures for long-lived assets(1)	$56,329	$2,102	$4,824	$1,532	$—	$64,787

(1)
Expenditures for long-lived assets exclude expenditures for intangible assets. See "Note 4. Acquisitions and Investments" for information regarding acquisitions of intangible assets during the years ended December 31, 2018, 2017 and 2016.

See "Note 3. Revenue Recognition" for a summary of disaggregated revenue by reportable segment and by major product and service category for the years ended December 31, 2018, 2017 and 2016.

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows (in thousands):

	December 31, 2018	December 31, 2017
Americas
United States	$348,240	$310,696
Brazil	16,735	17,030
Canada	1,859	2,238
	366,834	329,964
Europe, the Middle East and Africa
Germany	25,036	7,522
United Kingdom	11,517	11,528
Netherlands	10,273	8,225
France	2,130	2,305
Switzerland	2,742	1,755
Other	3,763	3,838
	55,461	35,173
Asia Pacific Region
Japan	5,296	4,065
Australia	4,257	4,426
Other	5,422	5,468
	14,975	13,959
Total	$437,270	$379,096
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

In prior years, our marketable debt securities were initially valued at the transaction price and were subsequently remeasured to fair value as of the balance sheet date utilizing third-party pricing services. The pricing services utilized industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. Observable market inputs included reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers and other industry and economic events. We validated the prices provided by our third-party pricing services by obtaining independent market values from other pricing sources and analyzed pricing data in certain instances.

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

Our interest rate swap agreements in prior years were measured at fair value on a recurring basis in our accompanying consolidated balance sheets. These interest rate swaps were classified as derivative instruments using an income approach, utilizing a discounted cash flow analysis based on the terms of the contract and the interest rate curve adjusted for counterparty risk. Beginning July 1, 2016, we no longer have outstanding interest rate swap agreements.

The amount outstanding under our unsecured revolving credit facility and long-term debt are measured at carrying value in our accompanying consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our credit facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our credit facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our credit facility approximates its carrying value. At December 31, 2018, the estimated fair value and carrying value of our long-term debt were $607.3 million and $601.8 million, respectively. At December 31, 2017, the estimated fair value and carrying value of our long-term debt were $632.0 million and $606.6 million, respectively.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at December 31, 2018, and at December 31, 2017, by level within the fair value hierarchy (in thousands):

As of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2018

Assets
Money market funds(1)	$250	$—	$—	$250
Equity mutual funds(2)	$1,673	$—	$—	$1,673
Cross currency swaps(3)	$—	$1,789	$—	$1,789
Foreign currency exchange contracts(3)	$—	$8,163	$—	$8,163
Liabilities
Foreign currency exchange contracts(3)	$—	$603	$—	$603
Deferred compensation(4)	$1,673	$—	$—	$1,673

As of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017

Assets
Money market funds(1)	$32,962	$—	$—	$32,962
Certificates of deposit(1)	$—	$1,250	$—	$1,250

Marketable securities
Corporate bonds	$—	$140,886	$—	$140,886
Certificates of deposit	—	58,510	—	58,510
Commercial paper	—	29,171	—	29,171
Asset backed securities	—	22,167	—	22,167
U.S. government bonds	—	15,611	—	15,611
Agency bonds	—	10,947	—	10,947
Treasury bills	—	6,963	—	6,963
Total marketable securities	$—	$284,255	$—	$284,255

Equity mutual funds(2)	$2,162	$—	$—	$2,162
Foreign currency exchange contracts(3)	$—	$477	$—	$477
Liabilities
Foreign currency exchange contracts(3)	$—	$6,468	$—	$6,468
Deferred compensation(4)	$2,162	$—	$—	$2,162

(1)
Money market funds and certificates of deposit with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of December 31, 2018, and December 31, 2017, consisted of demand deposits. Certificates of deposit with an original maturity of over ninety days are included within marketable securities.

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

We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the years ended December 31, 2018 and 2017.

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

Disclosure within this footnote is presented to provide transparency about how and why we use derivative and non-derivative instruments (collectively “hedging instruments”) and how the hedging instruments and related hedged items affect our financial position, results of operations, and cash flows. See "Note 17. Fair Value Measurements" for additional information regarding the fair value of our derivative instruments and "Note 20. Accumulated Other Comprehensive Income" for additional information regarding the effect of derivative instruments designated as cash flow hedges on the consolidated statements of income.

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

The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions, including transactions denominated in euro, British pound, Japanese yen, Canadian dollar, and Australian dollar. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into foreign currency exchange contracts with well-capitalized multinational financial institutions, and we do not hold or engage in transactions involving hedging instruments for purposes other than risk management. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions.

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

We did not de-designate any instruments from hedge accounting treatment during the years ended December 31, 2018, 2017 and 2016. Gains or losses related to hedge ineffectiveness recognized in earnings during the years ended December 31, 2018, 2017 and 2016 were not material. At December 31, 2018, the estimated amount of net gains, net of income tax expense, which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $6.2 million if exchange rates do not fluctuate from the levels at December 31, 2018.

We hedge approximately 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, Australian dollar, and Swiss franc. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $190.9 million, and $176.5 million at December 31, 2018 and 2017, respectively.

Net Investment Hedges

In June 2015, we issued and sold our 2025 Series C Notes through a private placement an aggregate principal amount of €88.9 million. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded a $3.9 million gain, net of income tax, within AOCI as a result of this net investment hedge for the year ended December 31, 2018. This unrealized gain recorded at December 31, 2018, will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or all or a portion of the hedge no longer qualifies for hedge accounting treatment.

See "Note 12. Debt" to the consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the issuance of these 2025 Series C Notes.

In May 2018, we entered into two cross currency swap contracts as a hedge of our net investment in foreign operations to offset foreign currency translation gains and losses on the net investment. The cross currency swaps have a maturity date of June 30, 2023. At maturity of the cross currency swap contract, we will deliver the notional amount of €50.0 million and will receive approximately $59.4 million from the counterparties. The change in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. During the year ended December 31, 2018, we recorded a gain of $1.4 million, net of income tax, within AOCI as a result of these net investment hedges. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swap. This interest rate component is excluded from the assessment of hedge effectiveness, thus will be recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $1.0 million related to the excluded component as a reduction of interest expense for the year ended December 31, 2018.

The following tables present the effect of cash flow hedge accounting on our consolidated statements of income and comprehensive income, and provide information regarding the location and amounts of pretax gains or losses of derivatives (in thousands):

		Years Ended December 31,
		2018	2017	2016

Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$971,700	$871,676	$799,987
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income		$(976)	$27	$3,200

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments, and their respective classification on the consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following derivative instruments, unless otherwise noted (in thousands):

		Hedging Assets
		December 31, 2018	December 31, 2017

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$8,163	$477
Cross currency swaps	Other long-term assets	1,789	—
Total derivative instruments presented as hedge instruments on the balance sheet		9,952	477
Gross amounts subject to master netting arrangements not offset on the balance sheet		603	477
Net amount		$9,349	$—
໿

		Hedging Liabilities
		December 31, 2018	December 31, 2017

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$603	$6,468
Total derivative instruments presented as cash flow hedges on the balance sheet		603	6,468
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet(1)	Long-term debt	101,777	106,567
Total hedging instruments presented on the balance sheet		102,380	113,035
Gross amounts subject to master netting arrangements not offset on the balance sheet		603	477
Net amount		$101,777	$112,558

(1)	Amounts represent reported carrying amounts of our foreign currency denominated debt. See "Note 17. Fair Value Measurements" for information regarding the fair value of our long-term debt.

NOTE 19.      REPURCHASES OF COMMON STOCK

Our Board of Directors has authorized the repurchase of up to 68.0 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders, and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. As of December 31, 2018, there are approximately 3.2 million remaining shares available for repurchase under this authorization.

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders.

The following is a summary of our open market common stock repurchases and shares acquired through employee surrender for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	For the Years Ended December 31,
	2018	2017	2016

Shares repurchased in the open market	1,773	1,749	3,071
Shares acquired through employee surrender for statutory tax withholding	52	57	60
Total shares repurchased	1,825	1,806	3,131

Cost of share repurchased in the open market	$368,691	$270,297	$313,072
Cost of shares for employee surrenders	9,375	8,074	4,372
Total cost of shares	$378,066	$278,371	$317,444

Average cost per share - open market repurchases	$207.92	$154.51	$101.96
Average cost per share - employee surrenders	$182.18	$142.55	$73.04
Average cost per share - total	$207.19	$154.13	$101.40

NOTE 20.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income, net of tax, for the years ended December 31, 2018 and 2017 consisted of the following (in thousands):

	Unrealized Gain (Loss) on Investments, Net of Tax	Unrealized Gain (Loss) on Derivatives Instruments, Net of Tax	Unrealized Gain (Loss) on Net Investment Hedge, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2016	$20	$4,916	$4,036	$(52,025)	$(43,053)
Other comprehensive (loss) income before reclassifications	(42)	(10,332)	(8,347)	25,107	6,386
Gains reclassified from accumulated other comprehensive income	—	197	—	—	197
Balance as of December 31, 2017	(22)	(5,219)	(4,311)	(26,918)	(36,470)
Other comprehensive (loss) income before reclassifications	(135)	12,019	3,917	(21,911)	(6,110)
Gains reclassified from accumulated other comprehensive income	—	789	—	—	789
Balance as of December 31, 2018	$(157)	$7,589	$(394)	$(48,829)	$(41,791)

The following is a summary of reclassifications out of accumulated other comprehensive income for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amounts Reclassified from Accumulated Other Comprehensive Income for the Years Ended December 31,
		2018	2017	2016

Gains (losses) on derivative instruments included in net income:
Foreign currency exchange contracts	Cost of revenue	$(976)	$27	$3,621
Interest rate swaps	Interest expense	—	—	(421)
	Total (losses) gains before tax	(976)	27	3,200
	Tax (benefit) expense	(187)	224	949
	(Losses) gains, net of tax	$(789)	$(197)	$2,251

NOTE 21.      PREFERRED STOCK

Our Board of Directors is authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue from time to time up to 500,000 shares of Preferred Stock, $1.00 par value per share (“Preferred Stock”), in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There are no shares of Preferred Stock outstanding as of December 31, 2018 and 2017.

NOTE 22.      IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN

We have established the IDEXX Retirement and Incentive Savings Plan (the “401(k) Plan”). U.S. employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries. Beginning January 1, 2018, we matched a portion of these contributions, not to exceed 5% of participants’ eligible compensation. Prior to January 1, 2018, we matched a portion of these contributions, not to exceed 4% of participants' eligible compensation. We matched $19.0 million, $13.8 million, and $12.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, we may make contributions to the 401(k) Plan at the discretion of the Board of Directors. There were no discretionary contributions in 2018, 2017 or 2016.

We also have established defined contribution plans for regional employees in Europe and in Canada. With respect to these plans, our contributions over the past three years have not been material.

NOTE 23.      SUMMARY OF QUARTERLY DATA (UNAUDITED)

A summary of quarterly data(1) follows (in thousands, except per share data):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2018
Revenue	$537,656	$580,752	$545,448	$549,386
Gross profit	303,099	332,439	305,643	300,361
Operating income	113,044	145,594	117,350	115,347
Net income attributable to IDEXX Laboratories, Inc. stockholders	89,451	108,691	93,251	85,638
Earnings per share:
Basic	$1.02	$1.25	$1.07	$0.99
Diluted	$1.01	$1.23	$1.05	$0.98

2017
Revenue	$462,021	$508,940	$491,976	$506,121
Gross profit	258,191	292,715	274,002	272,474
Operating income	92,243	122,564	100,413	97,808
Net income attributable to IDEXX Laboratories, Inc. stockholders	69,019	85,357	70,511	38,257
Earnings per share:
Basic	$0.78	$0.97	$0.81	$0.44
Diluted	$0.77	$0.95	$0.79	$0.43

(1)	Amounts presented may not recalculate to full-year totals due to rounding.

SCHEDULE II
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)໿

	Balance at Beginning of Year	Charges to Costs and Expenses	Write-Offs/Cash Payments	Foreign Currency Translation	Balance at End of Year

Reserves for doubtful accounts receivable:
December 31, 2016	$5,128	$822	$(531)	$(896)	$4,523
December 31, 2017	4,523	591	(1,660)	1,122	4,576
December 31, 2018	4,576	390	(969)	705	4,702

Valuation allowance for deferred tax assets:
December 31, 2016	$4,446	$885	$(816)	$376	$4,891
December 31, 2017	4,891	1,789	(679)	210	6,211
December 31, 2018	6,211	402	—	(401)	6,212

EXHIBIT INDEX

Exhibit No.	Description

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

10.7*
Amendment No. 6 to U.S. Supply Agreement effective as of January 1, 2017, between the Company and Ortho (filed as Exhibit No. 10.27 to Annual Report on Form 10-K for the year ended December 31, 2017, File No. 0-19271 (“2018 Form 10-K”), and incorporated herein by reference).

10.8*	European Supply Agreement, effective as of October 17, 2003, between the Company and Ortho (filed as Exhibit No. 10.8 to 2003 Form 10-K, and incorporated herein by reference).

10.9*	Amendment No. 1 to European Supply Agreement effective as of January 1, 2005, between the Company and Ortho (filed as Exhibit No. 10.2 to June 2005 10-Q, and incorporated herein by reference).

10.10*	Amendment No. 2 to European Supply Agreement effective as of January 18, 2008, between the Company and Ortho (filed as Exhibit No. 10.8 to 2007 Form 10-K, and incorporated herein by reference).

10.11*	Amendment No. 3 to European Supply Agreement effective as of December 28, 2011, between the Company and Ortho (filed as Exhibit No. 10.9 to 2011 Form 10-K, and incorporated herein by reference).

10.12*	Amendment No. 4 to European Supply Agreement effective as of December 9, 2013, between the Company and Ortho (filed as Exhibit No. 10.11 to 2013 Form 10-K, and incorporated herein by reference).

10.13
Amendment, Release and Settlement Agreement dated as of September 12, 2002, among the Company, IDEXX Europe B.V., and Ortho (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-19271, and incorporated herein by reference).

10.14*
Supply Agreement, effective as of May 7, 2007 between the Company and Moss, Inc. (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 0-19271 (“June 2010 Form 10-Q”), and incorporated herein by reference).

10.15**
Employment Agreement dated January 22, 2002, between the Company and Jonathan W. Ayers (filed as Exhibit No. 10.13 to Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-19271, and incorporated herein by reference).

10.16**
Amended and Restated Executive Employment Agreement dated May 26, 2013, between the Company and Jonathan W. Ayers (filed as Exhibit No. 10.2 to July 23, 2013 Form 10-Q for the quarter ended June 30, 2013, File No. 0-19271 (“June 2013 Form 10-Q”), and incorporated herein by reference).

10.17**
Form of Executive Employment Agreement dated May 26, 2013, between the Company and each of the Company’s Executive Officers, other than the Chief Executive Officer (filed as Exhibit No. 10.3 to June 2013 Form 10-Q, and incorporated herein by reference).

10.18**
Restated Director Deferred Compensation Plan, as amended (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 0-19271, and incorporated herein by reference).

10.19*	Restated Executive Deferred Compensation Plan, as amended (filed as Exhibit No. 10.3 to June 2010 Form 10-Q, and incorporated herein by reference).

10.20**
IDEXX Laboratories 1997 Employee Stock Purchase Plan, as amended (filed as Exhibit No. 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed July 30, 2015 and incorporated herein by reference).

10.21**	2009 Stock Incentive Plan, as amended (filed as Exhibit No. 99.1 to Registration Statement on Form S-8 filed December 30, 2013, File No. 333-193136, and incorporated herein by reference).

10.22**
2014 Incentive Compensation Plan, (filed as Exhibit No. 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, File No. 0-19271 (“June 2014 Form 10-Q”), and incorporated herein by reference).

10.23**	2018 Stock Incentive Plan, (filed as Appendix B to Proxy Statement for the 2018 Annual Meeting of Shareholders, and incorporated herein by reference).

10.24**	Form of Director Stock Option Agreement, pursuant to the 2018 Stock Incentive Plan (filed herewith).

10.25**	Form of Employee Stock Option Agreement, pursuant to the 2018 Stock Incentive Plan (filed herewith).

10.26**	Form of Employee Restricted Stock Unit Agreement pursuant to the 2018 Stock Incentive Plan (filed herewith).

10.27**	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the 2018 Stock Incentive Plan (filed herewith).

10.28**	Form of High-Performer Restricted Stock Unit Agreement pursuant to the 2018 Stock Incentive Plan (filed herewith).

10.29
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

10.30**
Retirement Agreement dated May 24, 2018 between the Company and Jacqueline L. Studer (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, File No. 0-19271.

21.1	Subsidiaries of the Company (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm (filed herewith).

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

101
eXtensible Business Reporting Language (XBRL) documents submitted electronically: 101.INS (XBRL Instance Document), 101.SCH (XBRL Taxonomy Extension Schema Document), 101.CAL (XBRL Calculation Linkbase Document), 101.LAB (XBRL Taxonomy Label Linkbase Document), 101.DEF (XBRL Taxonomy Definition Linkbase Document) and 101.PRE (XBRL Taxonomy Presentation Linkbase Document). The following financial information from IDEXX Laboratories Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 formatted in XBRL: (i) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; (ii) Consolidated Balance Sheets at December 31, 2018 and 2017; (iii) Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

IDEXX LABORATORIES, INC.

By: /s/ Jonathan W. Ayers
Date: February 15, 2019	Jonathan W. Ayers
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jonathan W. Ayers	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 15, 2019
Jonathan W. Ayers

/s/ Brian P. McKeon	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 15, 2019
Brian P. McKeon

/s/ Bruce L. Claflin	Director	February 15, 2019
Bruce L. Claflin

/s/ Stuart M. Essig, PhD	Director	February 15, 2019
Stuart M. Essig

/s/ Rebecca M. Henderson, PhD	Director	February 15, 2019
Rebecca M. Henderson, PhD

/s/ Daniel M. Junius	Director	February 15, 2019
Daniel M. Junius

/s/ Lawrence D. Kingsley	Director	February 15, 2019
Lawrence D. Kingsley

/s/ M. Anne Szostak	Director	February 15, 2019
M. Anne Szostak

/s/ Sophie V. Vandebroek, PhD	Director	February 15, 2019
Sophie V. Vandebroek, PhD

໿