Form 10-Q
period 2019-06-30
IDEXX LABORATORIES INC /DE
filed 2019-08-01
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________.

COMMISSION FILE NUMBER: 000-19271

IDEXX LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware			01-0393723
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

One IDEXX Drive	Westbrook	Maine	04092
(Address of principal executive offices)			(ZIP Code)
207-556-0300
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value per share	IDXX	NASDAQ Global Select Market
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 86,090,077 on July 29, 2019.

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term/ Abbreviation	Definition

Adjusted EBITDA	Earnings before interest, taxes, depreciation and amortization and certain other non-cash charges
AOCI	Accumulated other comprehensive income or loss
ASU 2016-02	ASU 2016-02, Leases (Topic 842); also referred to as the “New Leasing Standard”
CAG	Companion Animal Group, a reporting segment that provides veterinarians diagnostic products and services and information management solutions that enhance the health and well-being of pets
Credit Facility	Our $850 million five-year unsecured revolving credit facility under an amended and restated credit agreement that was executed in December 2015, also referred to as line of credit
FASB	U.S. Financial Accounting Standards Board
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

໿

PART I— FINANCIAL INFORMATION
Item 1.  Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018

ASSETS
Current Assets:
Cash and cash equivalents	$110,845	$123,794
Accounts receivable, net of reserves of $4,266 in 2019 and $4,702 in 2018	286,154	248,855
Inventories	196,876	173,303
Other current assets	118,423	108,220
Total current assets	712,298	654,172
Long-Term Assets:
Property and equipment, net	469,982	437,270
Operating lease right-of-use assets (Notes 2 and 7)	81,555	—
Goodwill	215,157	214,489
Intangible assets, net	37,989	41,825
Other long-term assets	207,256	189,593
Total long-term assets	1,011,939	883,177
TOTAL ASSETS	$1,724,237	$1,537,349

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$67,606	$69,534
Accrued liabilities	256,329	260,683
Line of credit	251,528	398,937
Current portion of deferred revenue	43,446	41,290
Total current liabilities	618,909	770,444
Long-Term Liabilities:
Deferred income tax liabilities	32,415	29,267
Long-term debt	700,552	601,348
Long-term deferred revenue, net of current portion	52,129	60,697
Long-term operating lease liabilities (Notes 2 and 7)	69,331	—
Other long-term liabilities	79,352	84,826
Total long-term liabilities	933,779	776,138
Total liabilities	1,552,688	1,546,582

Commitments and Contingencies (Note 15)

Stockholders’ Equity (Deficit):
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 105,478 shares in 2019 and 105,087 shares in 2018; Outstanding: 86,103 shares in 2019 and 86,100 shares in 2018	10,548	10,509
Additional paid-in capital	1,170,962	1,138,216
Deferred stock units: Outstanding: 144 units in 2019 and 162 units in 2018	4,381	4,524
Retained earnings	1,396,315	1,167,928
Accumulated other comprehensive loss	(40,583)	(41,791)
Treasury stock, at cost: 19,375 shares in 2019 and 18,988 shares in 2018	(2,370,377)	(2,288,899)
Total IDEXX Laboratories, Inc. stockholders’ equity (deficit)	171,246	(9,513)
Noncontrolling interest	303	280
Total stockholders’ equity (deficit)	171,549	(9,233)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,724,237	$1,537,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenue:
Product revenue	$365,638	$348,621	$699,696	$666,061
Service revenue	254,465	232,131	496,463	452,347
Total revenue	620,103	580,752	1,196,159	1,118,408
Cost of Revenue:
Cost of product revenue	127,893	127,270	245,276	245,516
Cost of service revenue	134,357	121,043	261,433	237,354
Total cost of revenue	262,250	248,313	506,709	482,870
Gross profit	357,853	332,439	689,450	635,538
Expenses:
Sales and marketing	101,364	96,255	207,948	196,356
General and administrative	59,955	61,080	120,316	122,011
Research and development	32,259	29,510	63,773	58,533
Income from operations	164,275	145,594	297,413	258,638
Interest expense	(8,186)	(8,457)	(16,572)	(17,731)
Interest income	33	172	73	751
Income before provision for income taxes	156,122	137,309	280,914	241,658
Provision for income taxes	30,421	28,629	52,504	43,502
Net income	125,701	108,680	228,410	198,156
Less: Net income attributable to noncontrolling interest	(5)	(11)	23	14
Net income attributable to IDEXX Laboratories, Inc. stockholders	$125,706	$108,691	$228,387	$198,142

Earnings per Share:
Basic	$1.46	$1.25	$2.65	$2.27
Diluted	$1.43	$1.23	$2.61	$2.23
Weighted Average Shares Outstanding:
Basic	86,215	87,004	86,210	87,166
Diluted	87,615	88,596	87,594	88,786

The accompanying notes are an integral part of these condensed consolidated financial statements.
໿

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$125,701	$108,680	$228,410	$198,156
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,104	(21,492)	1,681	(16,327)
Unrealized (loss) gain on net investment hedge, net of tax (benefit) expense of $(309) and $158 in 2019 and $1,412 and $713 in 2018	(980)	4,479	500	2,263
Unrealized (loss) gain on investments, net of tax (benefit) expense of $(14) and $114 in 2019 and $9 and $49 in 2018	(45)	32	362	150
Unrealized gain (loss) on derivative instruments:
Unrealized (loss) gain, net of tax (benefit) expense of $(169) and $362 in 2019 and $2,161 and $1,784 in 2018	(496)	8,174	1,978	5,786
Reclassification adjustment for (gain) loss included in net income, net of tax (expense) benefit of $(358) and $(607) in 2019 and $379 and $629 in 2018	(2,151)	454	(3,313)	2,039
Unrealized (loss) gain on derivative instruments	(2,647)	8,628	(1,335)	7,825
Other comprehensive (loss) gain, net of tax	(568)	(8,353)	1,208	(6,089)
Comprehensive income	125,133	100,327	229,618	192,067
Less: Comprehensive (loss) income attributable to noncontrolling interest	(5)	(11)	23	14
Comprehensive income attributable to IDEXX Laboratories, Inc.	$125,138	$100,338	$229,595	$192,053

The accompanying notes are an integral part of these condensed consolidated financial statements.
໿

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
Balance December 31, 2018	105,087	10,509	1,138,216	4,524	1,167,928	(41,791)	(2,288,899)	280	(9,233)
Net income	—	—	—	—	102,681	—	—	28	102,709
Other comprehensive income, net	—	—	—	—	—	1,776	—	—	1,776
Repurchases of common stock, net	—	—	—	—	—	—	(61,135)	—	(61,135)
Common stock issued under stock plans	258	26	11,393	—	—	—	—	—	11,419
Share-based compensation cost	—	—	6,266	68	—	—	—	—	6,334
Balance March 31, 2019	105,345	$10,535	$1,155,875	$4,592	$1,270,609	$(40,015)	$(2,350,034)	$308	$51,870
Net income (loss)	—	—	—	—	125,706	—	—	(5)	125,701
Other comprehensive loss, net	—	—	—	—	—	(568)	—	—	(568)
Repurchases of common stock, net	—	—	—	—	—	—	(20,343)	—	(20,343)
Common stock issued under stock plans	133	13	8,556	(578)	—	—	—	—	7,991
Deferred stock units activity	—	—	(324)	324	—	—	—	—	—
Share-based compensation cost	—	—	6,855	43	—	—	—	—	6,898
Balance June 30, 2019	105,478	$10,548	$1,170,962	$4,381	$1,396,315	$(40,583)	$(2,370,377)	$303	$171,549

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
Balance December 31, 2017	104,275	$10,428	$1,073,931	$5,988	$803,545	$(36,470)	$(1,911,528)	$264	$(53,842)
Cumulative effect of accounting changes	—	—	—	—	(12,648)	—	—	—	(12,648)
Balance January 1, 2018	104,275	$10,428	$1,073,931	$5,988	$790,897	$(36,470)	$(1,911,528)	$264	$(66,490)
Net income	—	—	—	—	89,451	—	—	25	89,476
Other comprehensive income, net	—	—	—	—	—	2,264	—	—	2,264
Repurchases of common stock, net	—	—	—	—	—	—	(94,285)	—	(94,285)
Common stock issued under stock plans	401	40	14,311	(259)	—	—	—	—	14,092
Share-based compensation cost	—	—	5,917	43	—	—	—	—	5,960
Balance March 31, 2018	104,676	$10,468	$1,094,159	$5,772	$880,348	$(34,206)	$(2,005,813)	$289	$(48,983)
Net income (loss)	—	—	—	—	108,691	—	—	(11)	108,680
Other comprehensive loss, net	—	—	—	—	—	(8,353)	—	—	(8,353)
Repurchases of common stock, net	—	—	—	—	—	—	(105,834)	—	(105,834)
Common stock issued under stock plans	171	17	9,053	(1,821)	—	—	—	—	7,249
Deferred stock units activity	—	—	(385)	385	—	—	—	—	—
Share-based compensation cost	—	—	6,330	62	—	—	—	—	6,392
Balance June 30, 2018	104,847	$10,485	$1,109,157	$4,398	$989,039	$(42,559)	$(2,111,647)	$278	$(40,849)

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018

Cash Flows from Operating Activities:
Net income	$228,410	$198,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,976	41,696
Benefit of deferred income taxes	3,426	8,638
Share-based compensation expense	13,232	12,352
Other	747	1,613
Changes in assets and liabilities:
Accounts receivable	(37,699)	(32,872)
Inventories	(22,911)	(16,825)
Other assets and liabilities	(45,822)	(55,781)
Accounts payable	(4,030)	3
Deferred revenue	(6,849)	(3,252)
Net cash provided by operating activities	171,480	153,728
Cash Flows from Investing Activities:
Purchases of property and equipment	(71,987)	(51,377)
Purchase of marketable securities	—	(87)
Proceeds from the sale and maturities of marketable securities	—	284,125
Acquisition of a business	(304)	—
Net cash (used) provided by investing activities	(72,291)	232,661
Cash Flows from Financing Activities:
Repayments on revolving credit facilities, net	(147,519)	(218,000)
Issuance of senior notes	100,000	—
Debt issuance costs	(142)	—
Payment of acquisition-related contingent consideration	(1,695)	(1,000)
Repurchases of common stock	(74,994)	(189,884)
Proceeds from exercises of stock options and employee stock purchase plans	19,653	21,905
Shares withheld for statutory tax withholding on restricted stock	(7,572)	(8,720)
Net cash used by financing activities	(112,269)	(395,699)
Net effect of changes in exchange rates on cash	131	(3,806)
Net decrease in cash and cash equivalents	(12,949)	(13,116)
Cash and cash equivalents at beginning of period	123,794	187,675
Cash and cash equivalents at end of period	$110,845	$174,559

Supplemental Cash Flow Information:
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$11,633	$9,419

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2018, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, and our Annual Report on Form 10-K for the year ended December 31, 2018, (the “2018 Annual Report”) filed with the SEC.

We have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q in the "Glossary of Terms and Selected Abbreviations."

NOTE 2.      ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019, are consistent with those discussed in Note 2 to the consolidated financial statements in our 2018 Annual Report, except as noted below.

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

The New Leasing Standard requires us to classify certain reagent rental programs as sales-type leases and thus accelerate instrument revenue and cost recognition at the time of instrument placement. We did not change the historical lease classification for placements prior to January 1, 2019, therefore this change will apply to certain new placements beginning on January 1, 2019. Under prior U.S. GAAP, instruments placed under our reagent rental programs were classified as operating leases and instrument revenue and cost was recognized over the term of the program. The New Leasing Standard did not have a material impact on our consolidated earnings and had no impact on cash flows for the three and six months ended June 30, 2019.

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

In August 2018, the SEC issued Final Rule Release No. 33-10532, “Disclosure Update and Simplification,” which makes a number of changes meant to simplify interim disclosures. The new rule requires a presentation of changes in stockholders’ equity and noncontrolling interest in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. The additional elements of this release did not have a material impact on our overall condensed consolidated financial statements. We adopted the new disclosure requirements in our Form 10-Q during the first quarter of 2019.

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

Diagnostic Products and Accessories.  Diagnostic products and accessories revenues, including IDEXX VetLab® consumables and accessories, rapid assay, LPD, Water, and OPTI testing products, are predominantly recognized and invoiced at the time of shipment, which is when the customer obtains control of the product based on legal title transfer and we have the right to payment. Shipping costs reimbursed by the customer are included in revenue and cost of sales. As a practical expedient, we do not account for shipping activities as a separate performance obligation.

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

Lease Revenue. Revenues from instrument rental agreements and reagent rental programs are recognized either as operating leases on a ratable basis over the term of the agreement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental agreements in equal monthly amounts over the term of the rental agreement. Our reagent rental programs provide our customers the right to use our instruments upon entering into agreements to purchase specified amounts of consumables, which are considered embedded leases. For some agreements, the customers are provided with the right to purchase the instrument at the end of the lease term. Lease revenues from these agreements are presented in product revenue on our unaudited condensed consolidated income statement. Lease revenue was approximately $4.6 million and $9.2 million for the three and six months ended June 30, 2019, respectively, as compared to $3.1 million and $6.0 million for the three and six months ended June 30, 2018, respectively, including both operating leases and sales-type leases under ASC 842, Leases, during 2019, and ASC 840, Leases, prior to 2019. See below for revenue recognition under our reagent rental programs.

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

On December 31, 2018, our deferred revenue related to extended warranties and post-contract support was $40.7 million, of which approximately $3.0 million and $15.7 million were recognized during the three and six months ended June 30, 2019, respectively. Furthermore, as a result of new agreements, our deferred revenue related to extended warranties and post-contract support was $38.9 million at June 30, 2019. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $25.6 million at June 30, 2019, of which approximately 18%, 33%, 25% and 24% are expected to be recognized during the remainder of 2019, the full year 2020, the full year 2021, and thereafter, respectively. Additionally, we have determined these agreements do not include a significant financing component.

SaaS Subscriptions. We offer a variety of veterinary software and diagnostic imaging SaaS subscriptions including IDEXX Neo®, Animana®, Pet Health Network® Pro, Petly® Plans, Web PACS, rVetLink®, and Smart Flow™. We recognize revenue for our SaaS subscriptions over time on a ratable basis over the contract term, beginning on the date our service is made available to the customer. Our subscription contracts vary in term from monthly to 2 years. Customers typically pay for our subscription contracts in equal monthly amounts over the term of the agreement. Deferred revenue related to our SaaS subscriptions is not material.

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

On December 31, 2018, our capitalized customer acquisition costs were $124.4 million, of which approximately $8.8 million and $17.7 million were recognized as a reduction of revenue during the three and six months ended June 30, 2019, respectively. Furthermore, as a result of new up-front customer loyalty payments, our capitalized customer acquisition costs were $126.4 million at June 30, 2019. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the three and six months ended June 30, 2019, were not material.

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

On December 31, 2018, our volume commitment contract assets were $40.9 million, of which approximately $2.3 million and $5.0 million were reclassified to accounts receivable when customers were billed for related products and services during the three and six months ended June 30, 2019, respectively. Furthermore, as a result of new placements under volume commitment programs, our contract assets were $60.4 million at June 30, 2019. We monitor customer purchases over the term of their agreement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the three and six months ended June 30, 2019, were not material.

For our up-front customer loyalty and volume commitment programs, we estimate future revenues related to multi-year agreements to be approximately $1.5 billion, of which approximately 13%, 24%, 20%, and 43% are expected to be recognized during the remainder of 2019, the full year 2020, the full year 2021, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to purchase goods and services, net of the expected revenue reductions from customer acquisition costs and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

Instrument Rebate Programs. Our instrument rebate programs, previously referred to as IDEXX Instrument Marketing Programs, require an instrument purchase and provide customers the opportunity to earn future rebates based on the volume of products and services they purchase over the term of the program. We account for the customer’s right to earn rebates on future purchases as a separate performance obligation and determine the standalone selling price based on an estimate of rebates the customer will earn over the term of the program. Total consideration allocated to identified performance obligations is limited to goods and services that the customer is presently obligated to purchase and does not include estimates of future purchases that are optional. We allocate total consideration to identified performance obligations, including the customer’s right to earn rebates on future purchases, which is deferred and recognized upon the purchase of future products and services, offsetting future rebates as they are earned.

On December 31, 2018, our deferred revenue related to instrument rebate programs was $57.4 million, of which approximately $4.6 million and $9.5 million were recognized when customers purchased eligible products and services and earned rebates during the three and six months ended June 30, 2019, respectively. Furthermore, as a result of new instrument purchases under rebate programs, our deferred revenue was $52.6 million at June 30, 2019, of which approximately 17%, 29%, 23%, and 31% are expected to be recognized during the remainder of 2019, the full year 2020, the full year 2021, and thereafter, respectively.

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

Sales-type Reagent Rental Programs. Our reagent rental programs that effectively transfer control of instruments to our customers are classified as sales-type leases and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is transferred to accounts receivable when customers are billed for future products and services over the term of the contract. As a result of new placements under reagent rental programs, our lease receivable assets were $2.6 million at June 30, 2019. The impact of discounting and unearned income at June 30, 2019 were not material. Profit and loss recognized at the commencement date and interest income during the three and six months ended June 30, 2019 were not material. We monitor customer purchases over the term of their agreement to assess the realizability of our lease receivable assets. Impairments during the three and six months ended June 30, 2019 were not material.

Operating-type Reagent Rental Programs. Our reagent rental programs that do not effectively transfer control of instruments to our customers are classified as operating leases and we recognize instrument revenue and costs ratably over the term of the agreement. The cost of the instrument is capitalized within property and equipment. During the three and six months ended June 30, 2019, we transferred instruments of $3.0 million and $5.0 million, respectively, as compared to $4.1 million and $8.1 million for the three and six months ended June 30, 2018, respectively, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental programs of approximately $33.6 million, of which approximately 21%, 34%, 25%, and 20% are expected to be recognized during the remainder of 2019, the full year 2020, the full year 2021, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of any expected price adjustments, and as a result, may be lower than stated contractual commitments by our customers.

Other Customer Incentive Programs. Certain agreements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified purchase threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method for incentives that are offered to individual customers and the expected-value method for programs that are offered to a broad group of customers. Revenue adjustments that relate to performance obligations satisfied in prior periods during the three and six months ended June 30, 2019, were not material. Refund obligations related to customer incentive programs are recorded in accrued liabilities for the actual issuance of incentives, incentives earned but not yet issued and estimates of incentives to be earned in the future.

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

Accounts Receivable. We recognize revenue when it is probable that we will collect substantially all of the consideration to which we will be entitled, based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. We maintain allowances for doubtful accounts for potentially uncollectible receivables. We base our estimates on a detailed analysis of specific customer situations and a percentage of our accounts receivable by aging category. Additional allowances may be required if either the financial condition of our customers were to deteriorate, or a strengthening U.S. dollar impacts the ability of foreign customers to make payments to us on their U.S. dollar-denominated purchases. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. We have no significant customers that accounted for greater than 10% of our consolidated revenues and we have no concentration of credit risk as of June 30, 2019.

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

The following table presents disaggregated revenue by major product and service categories:໿

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
CAG segment revenue:
CAG Diagnostics recurring revenue:	$477,431	$437,666	$921,222	$843,714
IDEXX VetLab consumables	175,159	158,620	342,370	308,133
Rapid assay products	68,605	63,362	123,036	115,379
Reference laboratory diagnostic and consulting services	213,892	197,268	416,550	384,205
CAG Diagnostics services and accessories	19,775	18,416	39,266	35,997
CAG Diagnostics capital - instruments	31,526	34,544	60,275	65,439
Veterinary software, services and diagnostic imaging systems	38,392	35,277	74,770	69,167
CAG segment revenue	547,349	507,487	1,056,267	978,320

Water segment revenue	34,764	32,658	65,074	61,801
LPD segment revenue	33,104	34,998	64,610	67,238
Other segment revenue	4,886	5,609	10,208	11,049
Total revenue	$620,103	$580,752	$1,196,159	$1,118,408

Revenue by principal geographic area, based on customers’ domiciles, was as follows:໿

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
United States	$388,875	$356,736	$747,163	$684,197
Europe, the Middle East and Africa	124,840	122,270	246,586	242,844
Asia Pacific Region	64,033	62,505	124,108	118,544
Canada	27,654	26,407	50,878	48,951
Latin America	14,701	12,834	27,424	23,872
Total	$620,103	$580,752	$1,196,159	$1,118,408

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

On December 31, 2018, our deferred commission costs, included within other assets, were $13.9 million, of which approximately $1.1 million and $2.3 million of commission expense were recognized during the three and six months ended June 30, 2019, respectively. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, our deferred commission costs were $14.8 million at June 30, 2019. Impairments of deferred commission costs during the three and six months ended June 30, 2019, were not material.

NOTE 4.     ACQUISTIONS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range and customer base or expanding our existing product lines. During the second quarter of 2019, we completed an acquisition which was immaterial to our consolidated financial statements for the three and six months ended June 30, 2019.

NOTE 5.    SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units, and employee stock purchase rights awarded during the three and six months ended June 30, 2019, totaled $1.9 million and $36.3 million, respectively, as compared to $1.7 million and $32.8 million for the three and six months ended June 30, 2018, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at June 30, 2019, was $68.7 million, which will be recognized over a weighted average period of approximately 2.1 years. During the three and six months ended June 30, 2019, we recognized expenses of $6.9 million and $13.2 million, respectively, as compared to $6.5 million and $12.4 million for the three and six months ended June 30, 2018, respectively, related to share-based compensation.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Six Months Ended June 30,
	2019	2018

Share price at grant	$208.25	$179.56
Expected stock price volatility	26%	24%
Expected term, in years	6.0	5.8
Risk-free interest rate	2.5%	2.7%
Weighted average fair value of options granted	$63.93	$52.99

NOTE 6.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The components of inventories were as follows:

(in thousands)	June 30, 2019	December 31, 2018

Raw materials	$38,010	$31,973
Work-in-process	19,398	17,009
Finished goods	139,468	124,321
Inventories	$196,876	$173,303

໿

NOTE 7.    LEASES

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

We determine if an arrangement is a lease at its inception. Operating leases are included in operating lease right-of-use assets, accrued liabilities, and long-term operating lease liabilities in our consolidated balance sheets. Our financing leases are not material to our financial statements.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities and right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an explicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Rent expense for lease payments is recognized on a straight-line basis over the lease term. The operating lease right-of-use assets also includes any rent prepayments, lease incentives upon receipt and straight-line rent expense impacts, which represent the difference between our operating lease liabilities and right-of-use assets.

Maturities of operating lease liabilities were as follows:

(in thousands, except lease term and discount rate)	June 30, 2019

2019 (remainder of year)	$8,378
2020	18,661
2021	16,161
2022	12,550
2023	8,286
Thereafter	38,383
Total lease payments	102,419
Less imputed interest	(18,085)
Total	$84,334

Current operating lease liabilities, included in accrued liabilities	$15,003
Long-term operating lease liabilities	$69,331

Weighted average remaining lease term - operating leases	10.7 years

Weighted average discount rate - operating leases	3.5%

Rent expense charged to operations under operating leases was approximately $5.1 million and $10.3 million during the three and six months ended June 30, 2019, respectively. Variable rent and short-term lease expenses were not material.

Supplemental cash flow information for leases was as follows:

(in thousands)	For the Six Months Ended June 30, 2019

Cash paid for amounts included in the measurement of operating leases liabilities	$10,010
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations	$5,560

At December 31, 2018, under ASC 840 Leases, the minimum annual rental payments under our lease agreements were as follows: $19.4 million in 2019; $17.1 million in 2020; $14.5 million in 2021; $10.8 million in 2022; $8.5 million in 2023; and $36.5 million thereafter.
NOTE 8.    OTHER CURRENT AND LONG-TERM ASSETS

Other current assets consisted of the following:໿

(in thousands)	June 30, 2019	December 31, 2018

Prepaid expenses (Note 2)	$28,958	$30,314
Taxes receivable	22,744	14,098
Customer acquisition costs	36,291	34,515
Contract assets	13,008	9,670
Deferred sales commissions	4,861	4,464
Other assets	12,561	15,159
Other current assets	$118,423	$108,220

Other long-term assets consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018

Investment in long-term product supply arrangements	$12,386	$10,894
Customer acquisition costs	90,114	89,862
Contract assets	47,344	31,269
Deferred sales commissions	9,890	9,470
Deferred income taxes	8,739	8,481
Other assets	38,783	39,617
Other long-term assets	$207,256	$189,593

໿

NOTE 9.    ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018

Accrued expenses (Note 2)	$68,180	$65,212
Accrued employee compensation and related expenses	86,061	109,488
Accrued taxes	25,623	26,609
Accrued customer incentives and refund obligations	61,462	59,374
Current lease liabilities (Notes 2 and 7)	15,003	—
Accrued liabilities	$256,329	$260,683

໿

Other long-term liabilities consisted of the following:໿

(in thousands)	June 30, 2019	December 31, 2018

Accrued taxes	$64,611	$66,767
Other accrued long-term expenses (Note 2)	14,741	18,059
Other long-term liabilities	$79,352	$84,826

NOTE 10.   DEBT

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

NOTE 11.   REPURCHASES OF COMMON STOCK

໿
We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three and six months ended June 30, 2019 and 2018, was not material.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrender:

(in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Shares repurchased in the open market	86	517	353	982
Shares acquired through employee surrender for statutory tax withholding	1	1	37	49
Total shares repurchased	87	518	390	1,031

Cost of shares repurchased in the open market	$20,285	$105,774	$74,147	$191,962
Cost of shares for employee surrenders	169	165	7,572	8,720
Total cost of shares	$20,454	$105,939	$81,719	$200,682

Average cost per share - open market repurchases	$235.94	$204.69	$209.81	$195.47
Average cost per share - employee surrenders	$249.77	$215.36	$207.16	$179.41
Average cost per share - total	$236.04	$204.71	$209.56	$194.71

໿
໿

NOTE 12.     INCOME TAXES

Our effective income tax rate was 19.5% for the three months ended June 30, 2019, as compared to 20.9% for the three months ended June 30, 2018, and 18.7% for the six months ended June 30, 2019, as compared to 18.0% for the six months ended June 30, 2018. The decrease in our effective tax rate for the three months ended June 30, 2019, as compared to the same period in the prior year, was primarily driven by statutory earnings mix, with relatively higher statutory earnings subject to lower international tax rates than domestic tax rates. The increase in our effective tax rate for the six months ended June 30, 2019, as compared to the same period in the prior year, was primarily driven by lower tax benefits from share-based compensation, partially offset by a nonrecurring item recorded in the three months ended March 31, 2018, that resulted from the 2017 Tax Cut and Jobs Act, as well as statutory earnings mix, with relatively higher statutory earnings subject to lower international tax rates than domestic tax rates.
The effective tax rate for the three and six months ended June 30, 2019, differed from the U.S. statutory tax rate of 21% primarily due to tax benefits from share-based compensation.

NOTE 13.  ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, consisted of the following:

	For the Six Months Ended June 30, 2019
(in thousands)	Unrealized (Loss) Gain on Investments, Net of Tax	Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	Unrealized (Loss) Gain on Net Investment Hedge, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2018	$(157)	$7,589	$(394)	$(48,829)	$(41,791)
Other comprehensive income before reclassifications	362	1,978	500	1,681	4,521
Gains reclassified from accumulated other comprehensive income	—	(3,313)	—	—	(3,313)
Balance as of June 30, 2019	$205	$6,254	$106	$(47,148)	$(40,583)

໿

	For the Six Months Ended June 30, 2018
(in thousands)	Unrealized (Loss) Gain on Investments, Net of Tax	Unrealized (Loss) Gain on Derivative Instruments, Net of Tax	Unrealized (Loss) Gain on Net Investment Hedge, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2017	$(22)	$(5,219)	$(4,311)	$(26,918)	$(36,470)
Other comprehensive income (loss) before reclassifications	150	5,786	2,263	(16,327)	(8,128)
Losses reclassified from accumulated other comprehensive income	—	2,039	—	—	2,039
Balance as of June 30, 2018	$128	$2,606	$(2,048)	$(43,245)	$(42,559)

The following tables present components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended June 30,
		2019	2018
Gain (loss) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$2,509	$(833)
	Tax expense (benefit)	358	(379)
	Gain (loss), net of tax	$2,151	$(454)

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Six Months Ended June 30,
		2019	2018
Gain (loss) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$3,920	$(2,668)
	Tax expense (benefit)	607	(629)
	Gain (loss), net of tax	$3,313	$(2,039)

NOTE 14.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to our stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the total unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase our common stock at the average market price during the period. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent. See Note 5 to the consolidated financial statements in our 2018 Annual Report for additional information regarding deferred stock units.

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Shares outstanding for basic earnings per share	86,215	87,004	86,210	87,166

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	86,215	87,004	86,210	87,166
Dilutive effect of share-based payment awards	1,400	1,592	1,384	1,620
	87,615	88,596	87,594	88,786

໿
໿

Certain options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Weighted average number of shares underlying anti-dilutive options	286	326	235	245

໿

NOTE 15.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

See "Note 7. Leases", for more information regarding our lease commitments.

Contingencies and Guarantees

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could exceed our accruals. At June 30, 2019, our accruals with respect to actual and threatened litigation were not material.

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

NOTE 16.   SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Interim Chief Executive Officer. Our reportable segments include diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve dairy efficiency, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment combines and presents products for the human point-of-care medical diagnostics market with our out-licensing arrangements. Assets are not allocated to segments for internal reporting purposes.

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

The following is a summary of segment performance:

(in thousands)	For the Three Months Ended June 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2019
Revenue	$547,349	$34,764	$33,104	$4,886	$—	$620,103

Income (loss) from operations	$144,583	$16,567	$6,393	$752	$(4,020)	$164,275
Interest expense, net						(8,153)
Income before provision for income taxes						156,122
Provision for income taxes						30,421
Net income						125,701
Less: Net loss attributable to noncontrolling interest						(5)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$125,706

2018
Revenue	$507,487	$32,658	$34,998	$5,609	$—	$580,752

Income (loss) from operations	$129,796	$15,122	$6,471	$1,130	$(6,925)	$145,594
Interest expense, net						(8,285)
Income before provision for income taxes						137,309
Provision for income taxes						28,629
Net income						108,680
Less: Net loss attributable to noncontrolling interest						(11)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$108,691

(in thousands)	For the Six Months Ended June 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2019
Revenue	$1,056,267	$65,074	$64,610	$10,208	$—	$1,196,159

Income (loss) from operations	$259,605	$30,349	$12,643	$2,278	$(7,462)	$297,413
Interest expense, net						(16,499)
Income before provision for income taxes						280,914
Provision for income taxes						52,504
Net income						228,410
Less: Net income attributable to noncontrolling interest						23
Net income attributable to IDEXX Laboratories, Inc. stockholders						$228,387

2018
Revenue	$978,320	$61,801	$67,238	$11,049	$—	$1,118,408

Income (loss) from operations	$230,194	$27,584	$9,432	$1,628	$(10,200)	$258,638
Interest expense, net						(16,980)
Income before provision for income taxes						241,658
Provision for income taxes						43,502
Net income						198,156
Less: Net income attributable to noncontrolling interest						14
Net income attributable to IDEXX Laboratories, Inc. stockholders						$198,142

See “Note 3. Revenue Recognition” for a summary of disaggregated revenue by reportable segment and by major product and service category for the three and six months ended June 30, 2019 and 2018.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2019.

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

The amounts outstanding under our unsecured revolving credit facility (“Credit Facility” or “line of credit”) and senior notes (“long-term debt”) are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $748.1 million and $701.1 million, respectively, as of June 30, 2019, and $607.3 million and $601.8 million, respectively, as of December 31, 2018.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2019

Assets
Money market funds(1)	$257	$—	$—	$257
Equity mutual funds(2)	$1,779	$—	$—	$1,779
Cross currency swaps(3)	$—	$2,930	$—	$2,930
Foreign currency exchange contracts(3)	$—	$5,476	$—	$5,476
Liabilities
Foreign currency exchange contracts(3)	$—	$857	$—	$857
Deferred compensation(4)	$1,779	$—	$—	$1,779

(in thousands)
As of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2018

Assets
Money market funds(1)	$250	$—	$—	$250
Equity mutual funds(2)	$1,673	$—	$—	$1,673
Cross currency swaps(3)	$—	$1,789	$—	$1,789
Foreign currency exchange contracts(3)	$—	$8,163	$—	$8,163
Liabilities
Foreign currency exchange contracts(3)	$—	$603	$—	$603
Deferred compensation(4)	$1,673	$—	$—	$1,673

(1)
Money market funds with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of June 30, 2019 and December 31, 2018, consisted of demand deposits.

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

We recognize all hedging instruments on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See “Note 13. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on our unaudited condensed consolidated statements of income for the three and six months ended June 30, 2019 and 2018.

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

We did not de-designate any instruments from hedge accounting treatment during either the three and six months ended June 30, 2019 or 2018.  At June 30, 2019, the estimated amount of net gains, net of income tax, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $4.0 million if exchange rates do not fluctuate from the levels at June 30, 2019.

We hedge approximately 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, Australian dollar, and Swiss franc. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $225.6 million and $190.9 million at June 30, 2019 and December 31, 2018, respectively.

The following tables present the effect of cash flow hedge accounting on our unaudited condensed consolidated statements of income and comprehensive income, and provide information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)		Three Months Ended June 30,
		2019	2018

Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$262,250	$248,313
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income		$2,509	$(833)

(in thousands)		Six Months Ended June 30,
		2019	2018

Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$506,709	$482,870
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income		$3,920	$(2,668)

Net Investment Hedges

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded a loss of $1.0 million and a gain of $0.5 million, net of tax, within AOCI as a result of this net investment hedge for the three and six months ended June 30, 2019, respectively. The related cumulative unrealized gain recorded at June 30, 2019, will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or a portion of the hedge no longer qualifies for hedge accounting treatment. See Note 12 to the consolidated financial statements included in our 2018 Annual Report for further information regarding the issuance of these euro-denominated notes.

During May 2018, January 2019, and March 2019, we entered into cross currency swap contracts as a hedge of our net investment in foreign operations to offset foreign currency translation gains and losses on the net investment. The cross currency swaps have a maturity date of June 30, 2023. At maturity of the cross currency swap contracts, we will deliver the notional amount of €80.0 million and will receive approximately $93.5 million from the counterparties. The change in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. During the three and six months ended June 30, 2019, we recorded a loss of $0.5 million and a gain of $0.9 million, net of tax, within AOCI as a result of these net investment hedges, respectively. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and, thus is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $0.6 million and $1.1 million related to the excluded component as a reduction of interest expense for the three and six months ended June 30, 2019, respectively.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following derivative instruments, unless otherwise noted:

(in thousands)		Hedging Assets
		June 30, 2019	December 31, 2018

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$5,185	$8,163
Cross currency swaps	Other long-term assets	2,930	1,789
Foreign currency exchange contracts	Other long-term assets	291	—
Total derivative instruments presented as hedge instruments on the balance sheet		8,406	9,952
Gross amounts subject to master netting arrangements not offset on the balance sheet		514	603
Net amount		$7,892	$9,349

໿

(in thousands)		Hedging Liabilities
		June 30, 2019	December 31, 2018

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$538	$603
Foreign currency exchange contracts	Other long-term liabilities	319	—
Total derivative instruments presented as cash flow hedges on the balance sheet		857	603
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet(1)	Long-term debt	101,119	101,777
Total hedging instruments presented on the balance sheet		101,976	102,380
Gross amounts subject to master netting arrangements not offset on the balance sheet		514	603
Net amount		$101,462	$101,777

(1) Amounts represent reported carrying amounts of our foreign currency denominated debt. See "Note 17. Fair Value Measurements" for information regarding the fair value of our long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to future revenue growth rates, future tax benefits; business trends, earnings and other measures of financial performance;  the effect of economic downturns on our business performance; projected impact of foreign currency exchange rates; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; the adoption and projected impact of new accounting standards; future commercial efforts; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the matters described under the headings "Business," "Risk Factors,”  "Legal Proceedings," "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" in our 2018 Annual Report and in the corresponding sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our other periodic reports filed with the SEC.

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

Executive Officers. Effective June 28, 2019, the Board of Directors appointed Jay Mazelsky as Interim President and Chief Executive Officer, following a serious bicycling accident on June 27, 2019 involving Jonathan W. Ayers, Chairman, President and Chief Executive Officer, which resulted in Mr. Ayers sustaining a severe spinal cord injury.  Mr. Mazelsky has assumed Mr. Ayers’s management responsibilities while continuing to oversee our North American Companion Animal Group Commercial Organization and key elements of our innovation portfolio, including our global in-house diagnostics and Veterinary Software and Services businesses.  Mr. Mazelsky is working closely with Brian McKeon, our Chief Financial Officer, who has assumed additional oversight responsibility for the Water and Livestock, Poultry and Dairy business segments, as well as the Companion Animal Group business in Latin America and the business of OPTI Medical Systems, Inc., while continuing to be responsible for our finance, corporate development and strategy, worldwide operations and investor relations functions. Larry Kingsley, independent Lead Director of the Board, is providing additional support to Mr. Mazelsky, Mr. McKeon and the management team.  Mr. Ayers remains as Chairman of the Board.  While we cannot provide assurances as to whether we may experience management or other challenges in connection with the leadership transition that could adversely affect our future success, we believe that under the leadership of Mr. Mazelsky, Mr. McKeon and the other members of management, with additional support by Mr. Kingsley, we will continue to successfully execute our strategy and create value for shareholders.

Directors. On July 16, 2019, the Board of Directors elected Sam Samad, the Senior Vice President and Chief Financial Officer of Illumina, Inc., as an independent director and member of its Audit Committee effective that date.

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

Critical Accounting Estimates and Assumptions

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019, are consistent with those discussed in our 2018 Annual Report in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Assumptions.”

Recent Accounting Pronouncements

For more information regarding the impact of recent accounting standards and amendments will have on our consolidated financial statements as described in Note 2 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three and six months ended June 30, 2019, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

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

Comparison to Prior Periods

Our fiscal quarter(s) ended on June 30. Unless otherwise stated, the analysis and discussion of our financial condition and results of operations below, including references to growth and organic growth and increases and decreases, are being compared to the equivalent prior year periods.

Results of Operations

Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018

Total Company. The following table presents total Company revenue by operating segment:

	For the Three Months Ended June 30,
Net Revenue (dollars in thousands)	2019	2018	Dollar Change	Reported Revenue Growth(1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth(1)

CAG	$547,349	$507,487	$39,862	7.9%	(1.8%)	0.1%	9.5%
United States	367,031	334,865	32,166	9.6%	—	0.1%	9.5%
International	180,318	172,622	7,696	4.5%	(5.4%)	0.1%	9.7%

Water	34,764	32,658	2,106	6.4%	(3.2%)	—	9.6%
United States	16,759	15,740	1,019	6.5%	—	—	6.5%
International	18,005	16,918	1,087	6.4%	(6.3%)	—	12.8%

LPD	33,104	34,998	(1,894)	(5.4%)	(5.0%)	—	(0.5%)
United States	3,309	3,681	(372)	(10.1%)	—	—	(10.1%)
International	29,795	31,317	(1,522)	(4.9%)	(5.6%)	—	0.7%

Other	4,886	5,609	(723)	(12.9%)	—	—	(12.9%)

Total Company	$620,103	$580,752	$39,351	6.8%	(2.1%)	0.1%	8.7%
United States	388,875	356,736	32,139	9.0%	—	0.1%	8.9%
International	231,228	224,016	7,212	3.2%	(5.4%)	0.1%	8.5%

(1)	Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in both U.S. and international organic revenues was driven by strong volume gains in CAG Diagnostics recurring revenue, supported by our differentiated diagnostic technologies and expanded commercial organization that are driving increased volumes from new and existing customers in our reference laboratory business and high growth in consumable revenue, supported by the impact of the continued expansion of our CAG Diagnostics instrument installed base globally. Our Water business also contributed to our overall growth, primarily from higher sales volumes of our Colilert® test products and related accessories. The impact of currency movements decreased revenue by 2.1%.

The following table presents total Company results of operations:

	For the Three Months Ended June 30,				Change
Total Company - Results of Operations (dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Amount	Percentage

Revenues	$620,103		$580,752		$39,351	6.8%
Cost of revenue	262,250		248,313		13,937	5.6%
Gross profit	357,853	57.7%	332,439	57.2%	25,414	7.6%

Operating Expenses:
Sales and marketing	101,364	16.3%	96,255	16.6%	5,109	5.3%
General and administrative	59,955	9.7%	61,080	10.5%	(1,125)	(1.8%)
Research and development	32,259	5.2%	29,510	5.1%	2,749	9.3%
Total operating expenses	193,578	31.2%	186,845	32.2%	6,733	3.6%
Income from operations	$164,275	26.5%	$145,594	25.1%	$18,681	12.8%

Gross Profit. Gross profit increased due to higher sales volumes and a 50 basis point increase in the gross profit percentage. The increase in the gross profit percentage was driven by several factors, including the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio, mix benefits from lower relative IDEXX VetLab instrument revenue and high growth in IDEXX VetLab consumable revenues, volume leverage, and the favorable impact of lower product costs in our CAG business. The impact from foreign currency movements increased gross profit margin by approximately 20 basis points, including the impact of hedge gains in the current year, as compared to hedge losses in the prior year.

Operating Expenses. The changes in currency exchange rates, including foreign exchange losses on settlements of foreign currency denominated transactions recorded within Unallocated Amounts, resulting in approximately a 2% decrease to our overall operating expenses. Sales and marketing expense increased approximately 7%, excluding the impact of foreign currency, primarily due to increased personnel-related costs from our expanded global commercial infrastructure. General and administrative expense increased approximately 2%, excluding the impact of foreign currency, primarily due to personnel related costs, partially offset from the benefits of cost control initiatives across our business segments. Research and development expense increased primarily due to higher project and personnel-related costs, with an immaterial impact from foreign currency.

Companion Animal Group

The following table presents revenue by product and service category for CAG:
໿
໿

	For the Three Months Ended June 30,
Net Revenue (dollars in thousands)	2019	2018	Dollar Change	Reported Revenue Growth(1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth(1)

CAG Diagnostics recurring revenue:	$477,431	$437,666	$39,765	9.1%	(1.9%)	—	11.0%
IDEXX VetLab consumables	175,159	158,620	16,539	10.4%	(2.5%)	—	12.9%
Rapid assay products	68,605	63,362	5,243	8.3%	(1.0%)	—	9.3%
Reference laboratory diagnostic and consulting services	213,892	197,268	16,624	8.4%	(1.7%)	—	10.1%
CAG diagnostics services and accessories	19,775	18,416	1,359	7.4%	(2.1%)	—	9.5%
CAG Diagnostics capital - instruments	31,526	34,544	(3,018)	(8.7%)	(2.2%)	—	(6.5%)
Veterinary software, services and diagnostic imaging systems	38,392	35,277	3,115	8.8%	(0.4%)	1.8%	7.4%
Net CAG revenue	$547,349	$507,487	$39,862	7.9%	(1.8%)	0.1%	9.5%

(1)	Reported revenue growth and organic revenue growth may not recalculate due to rounding

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to increased volumes in IDEXX VetLab consumables and reference laboratory diagnostic services, and to a lesser extent, higher realized prices.

IDEXX VetLab consumables revenue growth was primarily due to higher sales volumes across all regions for our Catalyst® consumables, including IDEXX SDMA® consumables, and to a lesser extent, Procyte Dx® consumables. These increases were supported by an expansion of our instrument installed base, growth in testing by new and existing customers, our expanded menu of available tests, and to a lesser extent, benefits from higher average unit sales prices. Current quarter growth reflected the impact of increased customer stocking in the U.K. during the first quarter of 2019, in anticipation of the planned exit from the European Union.

The increase in rapid assay revenue resulted primarily from higher sales volumes of canine SNAP® 4Dx® Plus and to a lesser extent, higher realized prices.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to the impact of higher testing volumes throughout our worldwide network of laboratories, most prominently in the U.S., resulting from increased testing from new and existing customers, supported by our differentiated diagnostic technologies, such as IDEXX SDMA and fecal antigen testing. The increase was also the result of higher average unit sales prices.

CAG Diagnostics services and accessories revenue growth was primarily a result of the increase in our active installed base of instruments.

CAG Diagnostics Capital – Instruments Revenue. The decrease in instrument revenue reflects slightly lower overall instrument placements as well as the impact of product mix, including lower SediVue Dx® analyzer placements compared to high prior year levels, partially offset by higher Procyte Dx analyzer placements.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in revenue was primarily due to increased veterinary software, subscription, and services, as well as higher realized prices on these service offerings, and to a lesser extent, higher diagnostic imaging services as a result of the increase in our active installed base. These increases were partially offset by lower allocated revenue per unit on our diagnostic imaging systems related to increased placements under our customer volume commitment programs. Our acquisition of a software company in the second half of 2018 contributed 1.8% to reported revenue growth.

The following table presents the CAG segment results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Amount	Percentage

Revenues	$547,349		$507,487		$39,862	7.9%
Cost of revenues	235,710		221,577		14,133	6.4%
Gross profit	311,639	56.9%	285,910	56.3%	25,729	9.0%

Operating Expenses:
Sales and marketing	91,187	16.7%	84,668	16.7%	6,519	7.7%
General and administrative	52,050	9.5%	49,993	9.9%	2,057	4.1%
Research and development	23,819	4.4%	21,453	4.2%	2,366	11.0%
Total operating expenses	167,056	30.5%	156,114	30.8%	10,942	7.0%
Income from operations	$144,583	26.4%	$129,796	25.6%	$14,787	11.4%

Gross Profit. Gross profit increased primarily due to higher sales volume as well as a 60 basis point increase in the gross profit percentage. The increase in gross profit percentage was driven by the mix benefits from lower relative IDEXX VetLab instrument revenue and high growth in IDEXX VetLab consumable revenues, lower product costs, as well as the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio, partially offset by incremental net investments in lab capacity and software services field resources. The impact from foreign currency movements increased gross profit margin by approximately 10 basis points, including the impact of hedge gains in the current year, as compared to hedge losses in the prior year.

Operating Expenses. The increase in sales and marketing expense was primarily due to increased personnel-related costs related to our expanded global commercial infrastructure. The increase in general and administrative expense was the result of higher personnel-related costs. The increase in research and development expense was primarily due to increased personnel-related costs and higher project costs. The overall change in currency exchange rates decreased operating expenses by approximately 1%.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Amount	Percentage

Revenues	$34,764		$32,658		$2,106	6.4%
Cost of revenue	9,888		9,579		309	3.2%
Gross profit	24,876	71.6%	23,079	70.7%	1,797	7.8%

Operating Expenses:
Sales and marketing	3,961	11.4%	4,103	12.6%	(142)	(3.5%)
General and administrative	3,332	9.6%	3,210	9.8%	122	3.8%
Research and development	1,016	2.9%	644	2.0%	372	57.8%
Total operating expenses	8,309	23.9%	7,957	24.4%	352	4.4%
Income from operations	$16,567	47.7%	$15,122	46.3%	$1,445	9.6%

Revenue. The increase in revenue was primarily attributable to higher sales volumes and the benefit of price increases of our Colilert test products and related accessories used in coliform and E. coli testing, including strong volume growth rates in most regions, including the U.S. The impact of currency movements decreased revenue by approximately 3.2%.

Gross Profit. Gross profit increased due to higher sales volumes as well as a 90 basis point increase in the gross profit percentage. The impact from foreign currency movements increased our gross profit percentage by approximately 70 basis points, including the impact of hedge gains in the current year, as compared to hedge losses in the prior year. The remaining increase in the gross profit percentage was primarily due to the net benefit of price increases and product mix, partially offset by higher product and distribution costs.

Operating Expenses. The decrease in sales and marketing expense and increase in research and development expense were primarily due to the realignment of certain personnel within operating expense categories. General and administrative expense increased primarily due to increased personnel-related costs. The overall change in currency exchange rates resulted in a decrease in operating expenses of approximately 3%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Amount	Percentage

Revenues	$33,104		$34,998		$(1,894)	(5.4%)
Cost of revenue	13,406		14,311		(905)	(6.3%)
Gross profit	19,698	59.5%	20,687	59.1%	(989)	(4.8%)

Operating Expenses:
Sales and marketing	5,901	17.8%	6,505	18.6%	(604)	(9.3%)
General and administrative	4,374	13.2%	4,805	13.7%	(431)	(9.0%)
Research and development	3,030	9.2%	2,906	8.3%	124	4.3%
Total operating expenses	13,305	40.2%	14,216	40.6%	(911)	(6.4%)
Income from operations	$6,393	19.3%	$6,471	18.5%	$(78)	(1.2%)

Revenue. The decrease in revenue was primarily due to the unfavorable impact of foreign currency movements that decreased revenue by approximately 5.0%, as well as a decline in diagnostic testing related to African swine fever outbreaks in China and lower bovine testing across most regions, most prominently in Europe. These decreases were partially offset by increased herd health screening, higher poultry testing volumes, primarily in Latin America, and higher pregnancy testing in our European and Asia Pacific regions.

Gross Profit. The decrease in gross profit was primarily due to lower sales volume, partially offset by a 40 basis point increase in the gross profit percentage driven by the impact from foreign currency movements. Foreign currency movements increased gross profit margin by approximately 110 basis points, including the impact of hedge gains in the current year, as compared to hedge losses in the prior year. Excluding the impact of foreign currency movements, the decrease in gross profit percentage was primarily due to higher herd health screening costs, partially offset by the net benefit of price increases and favorable product mix.

Operating Expenses. The decrease in sales and marketing expense was primarily due to lower personnel-related costs, including cost control initiatives. The decrease in general and administrative expense was primarily due to lower third-party services and travel costs. The increase in research and development expense was primarily due to increased personnel-related costs. The overall change in currency exchange rates resulted in a decrease in operating expenses of approximately 2%.

Other

The following table presents the Other results of operations:
໿

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Amount	Percentage

Revenues	$4,886		$5,609		$(723)	(12.9%)
Cost of revenue	2,860		2,996		(136)	(4.5%)
Gross profit	2,026	41.5%	2,613	46.6%	(587)	(22.5%)

Operating Expenses:
Sales and marketing	335	6.9%	439	7.8%	(104)	(23.7%)
General and administrative	528	10.8%	773	13.8%	(245)	(31.7%)
Research and development	411	8.4%	271	4.8%	140	51.7%
Total operating expenses	1,274	26.1%	1,483	26.4%	(209)	(14.1%)
Income from operations	$752	15.4%	$1,130	20.1%	$(378)	(33.5%)

Revenue. The decrease in revenue was due to lower royalties associated with intellectual property related to our former pharmaceutical product line, lower volumes of our OPTI Medical analyzers and related consumables, as well as lower realized prices on our OPTI Medical products and services. The impact of currency movements on revenue was immaterial.

Gross Profit. The decrease in gross profit was due to a 5.1% decrease in the gross profit percentage primarily due to unfavorable product mix from lower royalties, as well as lower price realization and higher service costs on OPTI Medical products and services, partially offset by lower distribution expense. The overall change in currency exchange rates had an immaterial impact on the gross profit percentage.

Operating Expenses. The decrease in sales and marketing expense was primarily due to lower personnel-related costs. The decrease in general and administrative expense was primarily due to the recovery of previously established bad debt reserves in the Middle East. The increase in research and development cost was primarily due to higher personnel-related and project costs.

Unallocated Amounts

We estimate certain personnel-related costs and allocate these budgeted expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”

The following table presents the Unallocated Amounts results of operations:

	For the Three Months Ended June 30,		Change
Results of Operations (dollars in thousands)	2019	2018	Amount	Percentage

Revenues	$—	$—	$—	—
Cost of revenue	386	(150)	536	(357.3%)
Gross profit	(386)	150	(536)	(357.3%)

Operating Expenses:
Sales and marketing	(20)	540	(560)	(103.7%)
General and administrative	(329)	2,299	(2,628)	(114.3%)
Research and development	3,983	4,236	(253)	(6.0%)
Total operating expenses	3,634	7,075	(3,441)	(48.6%)
Loss from operations	$(4,020)	$(6,925)	$2,905	(41.9%)

Unallocated Amounts. The change in unallocated amounts was due to lower foreign exchange losses on settlements of foreign currency denominated transactions, lower unallocated employee benefit costs, and lower unallocated corporate function costs due to cost control initiatives.

Non-Operating Items

Interest Expense. Interest expense was $8.2 million for the three months ended June 30, 2019, as compared to $8.5 million for the same period in the prior year. The decrease in interest expense was the result of lower average debt levels, offset by higher interest rates. We also realized lower interest expense from the benefit of our cross currency swaps, as well as increased capitalized interest related to the expansion of our Westbrook, Maine headquarters and relocation of our core reference laboratory in Germany.

Provision for Income Taxes. Our effective income tax rate was 19.5% for the three months ended June 30, 2019, as compared to 20.9% for the three months ended June 30, 2018. The decrease in our effective tax rate was primarily driven by statutory earnings mix, with relatively higher statutory earnings subject to lower international tax rates than domestic tax rates.

Results of Operations

Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018

Total Company. The following table presents total Company revenue by operating segment:

	For the Six Months Ended June 30,
Net Revenue (dollars in thousands)	2019	2018	Dollar Change	Reported Revenue Growth(1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth(1)

CAG	$1,056,267	$978,320	$77,947	8.0%	(2.2%)	0.1%	10.0%
United States	704,905	643,151	61,754	9.6%	—	0.2%	9.4%
International	351,362	335,169	16,193	4.8%	(6.4%)	0.1%	11.1%

Water	65,074	61,801	3,273	5.3%	(3.6%)	—	8.9%
United States	31,363	29,661	1,702	5.7%	—	—	5.7%
International	33,711	32,140	1,571	4.9%	(7.1%)	—	12.0%

LPD	64,610	67,238	(2,628)	(3.9%)	(5.6%)	—	1.7%
United States	6,572	6,994	(422)	(6.0%)	—	—	(6.0%)
International	58,038	60,244	(2,206)	(3.7%)	(6.3%)	—	2.6%

Other	10,208	11,049	(841)	(7.6%)	—	—	(7.6%)

Total Company	$1,196,159	$1,118,408	$77,751	7.0%	(2.4%)	0.1%	9.3%
United States	747,163	684,197	62,966	9.2%	—	0.2%	9.0%
International	448,996	434,211	14,785	3.4%	(6.3%)	0.1%	9.6%

(1)	Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in both U.S. and international organic revenues was driven by strong volume gains in CAG Diagnostics recurring revenue, supported by our differentiated diagnostic technologies and expanded commercial organization that are driving increased volumes from new and existing customers in our reference laboratory business and high growth in consumable revenues, supported by the impact of the continued expansion of our CAG Diagnostics instrument installed base globally. Our Water business also contributed to our overall growth, primarily from higher sales volumes of our Colilert test products and related accessories. The impact of currency movements decreased revenue by 2.4%.

The following table presents total Company results of operations:

	For the Six Months Ended June 30,				Change
Total Company - Results of Operations (dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Amount	Percentage

Revenues	$1,196,159		$1,118,408		$77,751	7.0%
Cost of revenue	506,709		482,870		23,839	4.9%
Gross profit	689,450	57.6%	635,538	56.8%	53,912	8.5%

Operating Expenses:
Sales and marketing	207,948	17.4%	196,356	17.6%	11,592	5.9%
General and administrative	120,316	10.1%	122,011	10.9%	(1,695)	(1.4%)
Research and development	63,773	5.3%	58,533	5.2%	5,240	9.0%
Total operating expenses	392,037	32.8%	376,900	33.7%	15,137	4.0%
Income from operations	$297,413	24.9%	$258,638	23.1%	$38,775	15.0%

Gross Profit. Gross profit increased due to higher sales volumes and an 80 basis point increase in the gross profit percentage. The increase in the gross profit percentage was driven by several factors, including the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio, mix benefits from lower relative IDEXX VetLab instrument revenue and high growth in IDEXX VetLab consumable revenues, volume leverage, and the favorable impact of lower product costs in our CAG business. The impact from foreign currency movements increased gross profit by approximately 15 basis points, including the impact of hedge gains in the current year, as compared to hedge losses in the prior year.

Operating Expenses. The overall change in currency exchange rates resulted in a decrease in operating expenses of approximately 2%, including lower foreign exchange losses on settlements of foreign currency denominated transactions recorded within Unallocated Amounts. Sales and marketing expense increased approximately 8%, excluding the impact of foreign currency, primarily due to increased personnel-related costs related to our expanded global commercial infrastructure. General and administrative expense increased approximately 2%, excluding the impact of foreign currency, primarily due to personnel related costs, partially offset from the benefits of cost control initiatives across our business segments. Research and development expense increased primarily due to higher personnel-related costs, with an immaterial impact from foreign currency.

Companion Animal Group

The following table presents revenue by product and service category for CAG:
໿
໿

	For the Six Months Ended June 30,
Net Revenue (dollars in thousands)	2019	2018	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$921,222	$843,714	$77,508	9.2%	(2.2%)	—	11.4%
IDEXX VetLab consumables	342,370	308,133	34,237	11.1%	(2.8%)	—	13.9%
Rapid assay products	123,036	115,379	7,657	6.6%	(1.2%)	—	7.9%
Reference laboratory diagnostic and consulting services	416,550	384,205	32,345	8.4%	(2.0%)	—	10.5%
CAG diagnostics services and accessories	39,266	35,997	3,269	9.1%	(2.9%)	—	11.9%
CAG Diagnostics capital - instruments	60,275	65,439	(5,164)	(7.9%)	(2.8%)	—	(5.1%)
Veterinary software, services and diagnostic imaging systems	74,770	69,167	5,603	8.1%	(0.5%)	2.0%	6.6%
Net CAG revenue	$1,056,267	$978,320	$77,947	8.0%	(2.2%)	0.1%	10.0%

(1)	Reported revenue growth and organic revenue growth may not recalculate due to rounding

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to increased volumes in IDEXX VetLab consumables and reference laboratory diagnostic services, and to a lesser extent, higher realized prices.

IDEXX VetLab consumables revenue growth was primarily due to higher sales volumes across all regions for our Catalyst consumables, including IDEXX SDMA consumables, and to a lesser extent, Procyte Dx consumables. These increases were supported by an expansion of our instrument installed base, growth in testing by new and existing customers, our expanded menu of available tests, and to a lesser extent, benefits from higher average unit sales prices.

The increase in rapid assay revenue resulted from higher sales volumes and average unit prices of canine SNAP® 4Dx Plus tests and to a lesser extent, higher realized prices.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to the impact of higher testing volumes throughout our worldwide network of laboratories, most prominently in the U.S., resulting from increased testing from new and existing customers, supported by our differentiated diagnostic technologies, such as IDEXX SDMA and fecal antigen testing. The increase was also the result of higher average unit sales prices.

CAG Diagnostics services and accessories revenue growth was primarily a result of the increase in our active installed base of instruments.

CAG Diagnostics Capital – Instruments Revenue. The decrease in instrument revenue reflects slightly lower overall instrument placements as well as the impact of product mix, including lower SediVue Dx analyzer placements compared to high prior year levels, partially offset by higher Procyte Dx analyzer placements.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in revenue was primarily due to increased veterinary software, subscription, and services, as well as higher realized prices on these service offerings, and to a lesser extent, higher diagnostic imaging services as a result of the increase in our active installed base. These increases were partially offset by lower allocated revenue per unit on our diagnostic imaging systems related to increased placements under our volume commitment programs. Our acquisition of a software company in the second half of 2018 contributed approximately 2.0% to reported revenue growth.

The following table presents the CAG segment results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Amount	Percentage

Revenues	$1,056,267		$978,320		$77,947	8.0%
Cost of revenue	457,140		430,477		26,663	6.2%
Gross profit	599,127	56.7%	547,843	56.0%	51,284	9.4%

Operating Expenses:
Sales and marketing	188,006	17.8%	173,774	17.8%	14,232	8.2%
General and administrative	104,361	9.9%	101,128	10.3%	3,233	3.2%
Research and development	47,155	4.5%	42,747	4.4%	4,408	10.3%
Total operating expenses	339,522	32.1%	317,649	32.5%	21,873	6.9%
Income from operations	$259,605	24.6%	$230,194	23.5%	$29,411	12.8%

Gross Profit. Gross profit increased primarily due to higher sales volume as well as a 70 basis point increase in the gross profit percentage. The increase in gross profit percentage was driven by mix benefits from lower relative IDEXX VetLab instrument revenue and high growth in IDEXX VetLab consumable revenues, lower product costs, as well as the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio. The impact from foreign currency movements increased gross profit margin by approximately 10 basis points, including the impact of hedge gains in the current year, as compared to hedge losses in the prior year.

Operating Expenses. The increase in sales and marketing expense was primarily due to increased personnel-related costs as we continue to invest in our global commercial infrastructure. The increase in general and administrative expense resulted primarily from higher personnel-related costs. The increase in research and development expense was primarily due to increased personnel-related costs and higher project costs. The overall change in currency exchange rates resulted in an decrease in operating expenses by approximately 2%.

Water

The following table presents the Water segment results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Amount	Percentage

Revenues	$65,074		$61,801		$3,273	5.3%
Cost of revenue	18,059		18,360		(301)	(1.6%)
Gross profit	47,015	72.2%	43,441	70.3%	3,574	8.2%

Operating Expenses:
Sales and marketing	7,956	12.2%	8,168	13.2%	(212)	(2.6%)
General and administrative	6,646	10.2%	6,398	10.4%	248	3.9%
Research and development	2,064	3.2%	1,291	2.1%	773	59.9%
Total operating expenses	16,666	25.6%	15,857	25.7%	809	5.1%
Income from operations	$30,349	46.6%	$27,584	44.6%	$2,765	10.0%

Revenue. The increase in revenue was attributable to the benefit of price increases and higher sales volumes of our Colilert test products and related accessories used in coliform and E. coli testing, including strong volume growth across all regions. The impact of currency movements decreased revenue by approximately 3.6%.

Gross Profit. Gross profit increased due to higher sales volumes as well as a 190 basis point increase in the gross profit percentage. The impact from foreign currency movements increased our gross profit percentage by approximately 75 basis points, including the impact of hedge gains in the current year, as compared to hedge losses in the prior year. The remaining increase in the gross profit percentage was primarily due to the net benefit of price increases and product mix, partially offset by higher product and distribution costs.

Operating Expenses. The decrease in sales and marketing expense and increase in research and development expense were primarily due to the realignment of certain personnel within operating expense categories. General and administrative expense increased primarily due to personnel-related costs. The overall change in currency exchange rates resulted in a decrease in operating expenses of approximately 3%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Amount	Percentage

Revenues	$64,610		$67,238		$(2,628)	(3.9%)
Cost of revenue	25,873		28,904		(3,031)	(10.5%)
Gross profit	38,737	60.0%	38,334	57.0%	403	1.1%

Operating Expenses:
Sales and marketing	11,182	17.3%	13,119	19.5%	(1,937)	(14.8%)
General and administrative	8,839	13.7%	9,715	14.4%	(876)	(9.0%)
Research and development	6,073	9.4%	6,068	9.0%	5	0.1%
Total operating expenses	26,094	40.4%	28,902	43.0%	(2,808)	(9.7%)
Income from operations	$12,643	19.6%	$9,432	14.0%	$3,211	34.0%

Revenue. The decrease in revenue was primarily due to the unfavorable impact of foreign currency movements that decreased revenue by approximately 5.6%, lower bovine testing across most regions, primarily in Europe, and a decline in diagnostic testing related to African swine fever outbreaks in China. These decreases were partially offset by increased herd health screening and higher poultry testing volumes across our Asia Pacific and European regions, and higher pregnancy testing in our European and Asia Pacific regions.

Gross Profit. The increase in gross profit was primarily due to higher herd health screening volumes as well as a 300 basis point increase in the gross profit percentage. The impact from foreign currency movements increased gross profit margin by approximately 120 basis points, including the impact of hedges. The remaining increase in the gross profit percentage reflected favorable product mix as well as lower product costs, partially offset by higher herd health screening costs.

Operating Expenses. The decrease in sales and marketing expense was primarily due to lower personnel-related costs, including cost control initiatives. The decrease in general and administrative expense was primarily due to lower third-party services and personnel-related costs. The increase in research and development expense was primarily due to increased personnel-related costs. The overall change in currency exchange rates resulted in a decrease in operating expenses of approximately 3%.

Other

The following table presents the Other results of operations:
໿

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Amount	Percentage

Revenues	$10,208		$11,049		$(841)	(7.6%)
Cost of revenue	5,455		6,362		(907)	(14.3%)
Gross profit	4,753	46.6%	4,687	42.4%	66	1.4%

Operating Expenses:
Sales and marketing	682	6.7%	959	8.7%	(277)	(28.9%)
General and administrative	873	8.6%	1,577	14.3%	(704)	(44.6%)
Research and development	920	9.0%	523	4.7%	397	75.9%
Total operating expenses	2,475	24.2%	3,059	27.7%	(584)	(19.1%)
Income from operations	$2,278	22.3%	$1,628	14.7%	$650	39.9%

Revenue. The decrease in revenue was due to lower volumes of our OPTI Medical analyzers and related consumables, as well as lower realized prices on our OPTI Medical products and services. The impact of currency movements on revenue was immaterial.

Gross Profit. The increase in gross profit was due to a 4.2% increase in the gross profit percentage primarily due to the benefit of product mix within our OPTI Medical product line, higher OPTI Medical realized prices and, to a lesser extent, lower OPTI Medical product costs. These increases were partially offset by higher OPTI Medical service costs. The overall change in currency exchange rates had an immaterial impact on the gross profit percentage.

Operating Expenses. The decrease in sales and marketing was primarily due to lower personnel costs. The decrease in general and administrative cost was primarily due to the recovery of previously established bad debt reserves in Africa and the Middle East. The increase in research and development cost was primarily due to higher personnel-related and project costs.

Unallocated Amounts

The following table presents the Unallocated Amounts results of operations:

	For the Six Months Ended June 30,		Change
Results of Operations (dollars in thousands)	2019	2018	Amount	Percentage

Revenues	$—	$—	$—	—
Cost of revenue	182	(1,233)	1,415	(114.8%)
Gross profit	(182)	1,233	(1,415)	(114.8%)

Operating Expenses:
Sales and marketing	122	336	(214)	(63.7%)
General and administrative	(403)	3,193	(3,596)	(112.6%)
Research and development	7,561	7,904	(343)	(4.3%)
Total operating expenses	7,280	11,433	(4,153)	(36.3%)
Loss from operations	$(7,462)	$(10,200)	$2,738	(26.8%)

Unallocated Amounts. The change in unallocated amounts was due to lower unallocated corporate function costs, including cost control initiatives, lower unallocated employee benefit costs, and lower foreign exchange losses on settlements of foreign currency denominated transactions.

Non-Operating Items

Interest Income. Interest income was $0.1 million for the six months ended June 30, 2019, as compared to $0.8 million for the six months ended June 30, 2018. The decrease in interest income was primarily due to the liquidation of our portfolio of marketable securities during the first quarter of 2018.

Interest Expense. Interest expense was $16.6 million for the six months ended June 30, 2019, as compared to $17.7 million for the same period in the prior year. The decrease in interest expense was the result of lower average debt levels, offset by higher interest rates. We also realized lower interest expense from the benefit of our cross currency swaps, as well as increased capitalized interest related to the expansion of our Westbrook, Maine headquarters and relocation of our core reference laboratory in Germany.

Provision for Income Taxes. Our effective income tax rate was 18.7% for the six months ended June 30, 2019, as compared to 18.0% for the six months ended June 30, 2018. The increase in the effective tax rate was primarily driven by lower tax benefits from share-based compensation, partially offset by a nonrecurring item recorded in the three months ended March 31, 2018, that resulted from the 2017 Tax Cut and Jobs Act and statutory earnings mix, with relatively higher statutory earnings subject to lower international tax rates than domestic tax rates.

Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. At June 30, 2019, we had $110.8 million of cash and cash equivalents, as compared to $123.8 million on December 31, 2018. Working capital, including our Credit Facility, totaled $93.4 million at June 30, 2019, as compared to negative $116.3 million at December 31, 2018. Additionally, at June 30, 2019, we had remaining borrowing availability of $597.2 million under our $850 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at similar rates to our existing borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing on favorable terms will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example to fund significant discretionary activities, we could elect to raise capital in the U.S. through debt or equity issuances. These alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and marketable securities are generally available without restrictions to fund ordinary business operations outside the U.S.

The following table presents cash, cash equivalents and marketable securities held domestically and by our foreign subsidiaries:໿

Cash, cash equivalents and marketable securities (dollars in thousands)	June 30, 2019	December 31, 2018

U.S.	$3,031	$2,044
Foreign	107,814	121,750
Total	$110,845	$123,794

Total cash, cash equivalents and marketable securities held in U.S. dollars by our foreign subsidiaries	$8,208	$11,119

Percentage of total cash, cash equivalents and marketable securities held in U.S. dollars by our foreign subsidiaries	7.4%	9.0%

Of the $110.8 million of cash and cash equivalents held as of June 30, 2019, greater than 99% was held as bank deposits.

The following table presents additional key information concerning working capital:
໿

	For the Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018

Days sales outstanding(1)	41.7	42.0	42.6	44.3	41.2
Inventory turns(2)	2.1	2.0	2.3	2.1	2.2

(1)
Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2)	Inventory turns represent inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):
໿

	For the Six Months Ended June 30,
(in thousands)	2019	2018	Dollar Change

Net cash provided by operating activities	$171,480	$153,728	$17,752
Net cash (used) provided by investing activities	(72,291)	232,661	(304,952)
Net cash used by financing activities	(112,269)	(395,699)	283,430
Net effect of changes in exchange rates on cash	131	(3,806)	3,937
Net change in cash and cash equivalents	$(12,949)	$(13,116)	$167

Operating Activities. The increase in cash provided by operating activities of $17.8 million was driven primarily by the increase in net income, partially offset by changes in our operating assets and liabilities. The following table presents cash flows from changes in operating assets and liabilities:
໿

	For the Six Months Ended June 30,
(in thousands)	2019	2018	Dollar Change

Accounts receivable	$(37,699)	$(32,872)	$(4,827)
Inventories	(22,911)	(16,825)	(6,086)
Accounts payable	(4,030)	3	(4,033)
Deferred revenue	(6,849)	(3,252)	(3,597)
Other assets and liabilities	(45,822)	(55,781)	9,959
Total change in cash due to changes in operating assets and liabilities	$(117,311)	$(108,727)	$(8,584)

Cash used due to changes in operating assets and liabilities during the six months ended June 30, 2019, as compared to the same period in the prior year, increased approximately $8.6 million primarily due to the impact of the cash used for increases in inventory to meet anticipated demand, the increase in accounts receivable primarily as a result of revenue growth, lower accounts payable due to timing of purchases, and lower deferred revenue balances as a result of fewer instrument placements under our instrument rebate programs. These increases in use of cash were partially offset by higher cash provided by our other assets and liabilities, primarily due to lower investment in upfront customer loyalty programs, partially offset by increased investment in volume commitment programs.

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

Investing Activities. Cash used by investing activities was $72.3 million for the six months ended June 30, 2019, as compared to cash provided by investing activities of $232.7 million for the same period in the prior year. This change in investing cash activity was primarily due to the sale of marketable securities in 2018, as a result of our repatriation of cash and investments held by our foreign subsidiaries, as well as increased capital spending as we expand our Westbrook, Maine headquarters and relocate our core reference laboratory in Germany.

Financing Activities. Cash used by financing activities was $112.3 million for the six months ended June 30, 2019, as compared to cash used by financing activities of $395.7 million for the same period in the prior year. The decrease in cash used by financing activities was due to a decrease in repurchases of our common stock in the current period as compared to the same period in the prior year, an issuance of $100 million senior notes during the first quarter of 2019, and a larger repayment on our revolving Credit Facility in 2018 from repatriated foreign cash.

Cash used to repurchase shares of our common stock decreased $114.9 million during the six months ended June 30, 2019, as compared to the same period in the prior year. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 11 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Net repayment activity under our Credit Facility resulted in cash used of $147.5 million during the six months ended June 30, 2019, as compared to $218.0 million of cash used in the same period of the prior year. At June 30, 2019, we had $251.5 million outstanding under the Credit Facility. The general availability of funds under our Credit Facility was further reduced by $1.3 million for a letter of credit that was issued in connection with claims under our workers’ compensation policy. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 ("ERISA"), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default.

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

Should we elect to prepay the senior notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Senior Note Agreements. Additionally, in the event of a change in control of the Company or upon the disposition of certain assets of the Company the proceeds of which are not reinvested (as defined in the Senior Note Agreements), we may be required to prepay all or a portion of the senior notes. The obligations under the senior notes may be accelerated upon the occurrence of an event of default under the applicable Senior Note Agreements, each of which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under ERISA, the failure to pay specified indebtedness and cross-acceleration to specified indebtedness.

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

Financial Covenant. The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization and certain other non-cash charges (“Adjusted EBITDA”) not to exceed 3.5-to-1. At June 30, 2019, we were in compliance with such covenant. The following details our consolidated leverage ratio calculation:
໿

(in thousands)	Twelve months ended
Trailing 12 Months Adjusted EBITDA:	June 30, 2019

Net income attributable to stockholders (as reported)	$407,276
Interest expense	33,585
Provision for income taxes	89,697
Depreciation and amortization	84,458
Share-based compensation expense	26,037
Extraordinary and other non-recurring non-cash charges	2,629
Adjusted EBITDA	$643,682

(in thousands)
Debt to Adjusted EBITDA Ratio:	June 30, 2019

Line of credit	$251,528
Long-term debt	700,552
Total debt	952,080
Acquisition-related contingent consideration payable	3,601
Financing leases	186
Deferred financing costs	567
Gross debt	956,434
Gross debt to Adjusted EBITDA ratio	1.49

Less: Cash and cash equivalents	(110,845)
Net debt	$845,589
Net debt to Adjusted EBITDA ratio	1.31

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at June 30, 2019, are described in Note 15 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Impacts. Approximately 21% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies for both the three and six months ended June 30, 2019, as compared to 21% and 22% for the three and six months ended June 30, 2018, respectively. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated costs and expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. dollar denominated revenues.

Our foreign currency exchange impacts are comprised of three components: 1) local currency revenues and expenses; 2) the impact of hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. Based on projected revenues and expenses for the remainder of 2019, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1% strengthening of the U.S. dollar would reduce revenue by approximately $4 million and operating income by approximately $2 million. Additionally, we project our foreign currency hedge contracts in place as of June 30, 2019, would result in incremental offsetting gains of approximately $1 million. The impact of the intercompany and trade balances, and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have on such balances.

At our current foreign currency exchange rate assumptions, we anticipate the effect of a stronger U.S. dollar for the remainder of the year will have an unfavorable impact on our operating results by decreasing our revenues, operating profit, and diluted earnings per share for the year ending December 31, 2019, by approximately $39 million, $5 million, and $0.04 per share, respectively. This unfavorable currency impact includes a favorable impact of approximately $12 million from foreign currency hedging activity. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimates assume that the value of the U.S. dollar will reflect the euro at $1.11, the British pound at $1.23, the Canadian dollar at $0.75, and the Australian dollar at $0.68; and the Japanese yen at ¥110, the Chinese renminbi at RMB 6.97 and the Brazilian real at R$3.85 relative to the U.S. dollar for the remainder of 2019.

The following table presents the foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share as compared to the respective prior period:
໿

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018

Revenue impact	$(12,072)	$9,791	$(27,191)	$27,607

Operating profit impact, excluding hedge activity	$(5,094)	$3,456	$(12,058)	$10,598

Hedge losses (gains) - prior year	833	(753)	2,668	(1,828)
Hedge gains (losses) - current year	2,509	(833)	3,920	(2,668)
Hedging activity impact	3,342	(1,586)	6,588	(4,496)

Operating profit impact, including hedge activity	$(1,752)	$1,870	$(5,470)	$6,102
Diluted earnings per share impact, including hedge activity	$(0.02)	$0.02	$(0.05)	$0.05

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at June 30, 2019, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Effective June 28, 2019, the Board of Directors appointed Jay Mazelsky as our Interim President and Chief Executive Officer. In such role, Mr. Mazelsky will be our Principal Executive Officer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

April 1 to April 30, 2019	49,870		$224.24	49,870	2,895,568
May 1 to May 31, 2019	25,830		$248.39	25,830	2,869,738
June 1 to June 30, 2019	10,957		$260.68	10,280	2,859,458
Total	86,657	(2)	$236.04	85,980	2,859,458

The total shares repurchased include shares purchased in the open market and shares surrendered for employee statutory tax withholding. See Note 11 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

(1)
On August 13, 1999, our Board of Directors approved and announced the repurchase of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The authorization has been increased by the Board of Directors on numerous occasions; most recently, on May 2, 2017, the maximum level of shares that may be repurchased under the program was increased from 65 million to 68 million shares. There is no specified expiration date for this share repurchase program. There were no other repurchase programs outstanding during the three months ended June 30, 2019, and no share repurchase programs expired during the period. Repurchases of 85,980 shares were made during the three months ended June 30, 2019, in transactions made pursuant to our share repurchase program.

(2)
During the three months ended June 30, 2019, we received 677 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: August 1, 2019	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

໿