Form 10-Q
period 2019-09-30
IDEXX LABORATORIES INC /DE
filed 2019-10-31
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 85,782,572 on October 28, 2019.

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

໿

PART I— FINANCIAL INFORMATION
Item 1.  Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Current Assets:
Cash and cash equivalents	$103,996	$123,794
Accounts receivable, net of reserves of $3,831 in 2019 and $4,702 in 2018	268,319	248,855
Inventories	204,893	173,303
Other current assets	126,174	108,220
Total current assets	703,382	654,172
Long-Term Assets:
Property and equipment, net	496,584	437,270
Operating lease right-of-use assets (Notes 2 and 8)	78,977	—
Goodwill	212,171	214,489
Intangible assets, net	35,662	41,825
Other long-term assets	224,705	189,593
Total long-term assets	1,048,099	883,177
TOTAL ASSETS	$1,751,481	$1,537,349

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$75,515	$69,534
Accrued liabilities	278,626	260,683
Line of credit	229,500	398,937
Current portion of deferred revenue	42,986	41,290
Total current liabilities	626,627	770,444
Long-Term Liabilities:
Deferred income tax liabilities	33,734	29,267
Long-term debt	696,634	601,348
Long-term deferred revenue, net of current portion	48,345	60,697
Long-term operating lease liabilities (Notes 2 and 8)	66,341	—
Other long-term liabilities	77,078	84,826
Total long-term liabilities	922,132	776,138
Total liabilities	1,548,759	1,546,582

Commitments and Contingencies (Note 16)

Stockholders’ Equity (Deficit):
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 105,594 shares in 2019 and 105,087 shares in 2018; Outstanding: 85,888 shares in 2019 and 86,100 shares in 2018	10,559	10,509
Additional paid-in capital	1,189,554	1,138,216
Deferred stock units: Outstanding: 143 units in 2019 and 162 units in 2018	4,416	4,524
Retained earnings	1,505,152	1,167,928
Accumulated other comprehensive loss	(45,565)	(41,791)
Treasury stock, at cost: 19,707 shares in 2019 and 18,988 shares in 2018	(2,461,698)	(2,288,899)
Total IDEXX Laboratories, Inc. stockholders’ equity (deficit)	202,418	(9,513)
Noncontrolling interest	304	280
Total stockholders’ equity (deficit)	202,722	(9,233)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,751,481	$1,537,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue:
Product revenue	$360,000	$324,303	$1,059,696	$990,364
Service revenue	245,303	221,145	741,766	673,492
Total revenue	605,303	545,448	1,801,462	1,663,856
Cost of Revenue:
Cost of product revenue	125,112	120,294	370,388	365,810
Cost of service revenue	135,241	119,511	396,674	356,865
Total cost of revenue	260,353	239,805	767,062	722,675
Gross profit	344,950	305,643	1,034,400	941,181
Expenses:
Sales and marketing	104,551	95,146	312,499	291,502
General and administrative	66,337	63,955	186,653	185,966
Research and development	34,260	29,192	98,033	87,725
Income from operations	139,802	117,350	437,215	375,988
Interest expense	(7,090)	(8,453)	(23,662)	(26,184)
Interest income	86	142	159	893
Income before provision for income taxes	132,798	109,039	413,712	350,697
Provision for income taxes	23,960	15,825	76,464	59,327
Net income	108,838	93,214	337,248	291,370
Less: Net income (loss) attributable to noncontrolling interest	1	(37)	24	(23)
Net income attributable to IDEXX Laboratories, Inc. stockholders	$108,837	$93,251	$337,224	$291,393

Earnings per Share:
Basic	$1.26	$1.07	$3.91	$3.35
Diluted	$1.24	$1.05	$3.85	$3.29
Weighted Average Shares Outstanding:
Basic	86,198	86,756	86,206	87,029
Diluted	87,667	88,453	87,633	88,687

The accompanying notes are an integral part of these condensed consolidated financial statements.
໿

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$108,838	$93,214	$337,248	$291,370
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13,912)	(1,845)	(12,231)	(18,172)
Unrealized gain on net investment hedge, net of tax expense of $947 and $1,105 in 2019 and $175 and $888 in 2018	3,007	555	3,507	2,818
Unrealized (loss) gain on investments, net of tax (benefit) expense of $(21) and $93 in 2019 and $12 and $61 in 2018	(67)	37	295	187
Unrealized gain (loss) on derivative instruments:
Unrealized gain, net of tax expense of $1,973 and $2,335 in 2019 and $62 and $1,846 in 2018	8,473	1,728	10,451	7,514
Reclassification adjustment for (gain) loss included in net income, net of tax (expense) benefit of $(688) and $(1,295) in 2019 and $(153) and $476 in 2018	(2,483)	(103)	(5,796)	1,936
Unrealized gain on derivative instruments	5,990	1,625	4,655	9,450
Other comprehensive (loss) gain, net of tax	(4,982)	372	(3,774)	(5,717)
Comprehensive income	103,856	93,586	333,474	285,653
Less: Comprehensive income (loss) attributable to noncontrolling interest	1	(37)	24	(23)
Comprehensive income attributable to IDEXX Laboratories, Inc.	$103,855	$93,623	$333,450	$285,676

The accompanying notes are an integral part of these condensed consolidated financial statements.
໿

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
Balance December 31, 2018	105,087	$10,509	$1,138,216	$4,524	$1,167,928	$(41,791)	$(2,288,899)	$280	$(9,233)
Net income	—	—	—	—	102,681	—	—	28	102,709
Other comprehensive income, net	—	—	—	—	—	1,776	—	—	1,776
Repurchases of common stock, net	—	—	—	—	—	—	(61,135)	—	(61,135)
Common stock issued under stock plans	258	26	11,393	—	—	—	—	—	11,419
Share-based compensation cost	—	—	6,266	68	—	—	—	—	6,334
Balance March 31, 2019	105,345	$10,535	$1,155,875	$4,592	$1,270,609	$(40,015)	$(2,350,034)	$308	$51,870
Net income (loss)	—	—	—	—	125,706	—	—	(5)	125,701
Other comprehensive loss, net	—	—	—	—	—	(568)	—	—	(568)
Repurchases of common stock, net	—	—	—	—	—	—	(20,343)	—	(20,343)
Common stock issued under stock plans	133	13	8,556	(578)	—	—	—	—	7,991
Deferred stock units activity	—	—	(324)	324	—	—	—	—	—
Share-based compensation cost	—	—	6,855	43	—	—	—	—	6,898
Balance June 30, 2019	105,478	$10,548	$1,170,962	$4,381	$1,396,315	$(40,583)	$(2,370,377)	$303	$171,549
Net income	—	—	—	—	108,837	—	—	1	108,838
Other comprehensive loss, net	—	—	—	—	—	(4,982)	—	—	(4,982)
Repurchases of common stock, net	—	—	—	—	—	—	(91,321)	—	(91,321)
Common stock issued under stock plans	116	11	9,247	(11)	—	—	—	—	9,247
Share-based compensation cost	—	—	9,345	46	—	—	—	—	9,391
Balance September 30, 2019	105,594	$10,559	$1,189,554	$4,416	$1,505,152	$(45,565)	$(2,461,698)	$304	$202,722

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
Balance December 31, 2017	104,275	$10,428	$1,073,931	$5,988	$803,545	$(36,470)	$(1,911,528)	$264	$(53,842)
Cumulative effect of accounting changes	—	—	—	—	(12,648)	—	—	—	(12,648)
Balance January 1, 2018	104,275	$10,428	$1,073,931	$5,988	$790,897	$(36,470)	$(1,911,528)	$264	$(66,490)
Net income	—	—	—	—	89,451	—	—	25	89,476
Other comprehensive income, net	—	—	—	—	—	2,264	—	—	2,264
Repurchases of common stock, net	—	—	—	—	—	—	(94,285)	—	(94,285)
Common stock issued under stock plans	401	40	14,311	(259)	—	—	—	—	14,092
Share-based compensation cost	—	—	5,917	43	—	—	—	—	5,960
Balance March 31, 2018	104,676	$10,468	$1,094,159	$5,772	$880,348	$(34,206)	$(2,005,813)	$289	$(48,983)
Net income (loss)	—	—	—	—	108,691	—	—	(11)	108,680
Other comprehensive loss, net	—	—	—	—	—	(8,353)	—	—	(8,353)
Repurchases of common stock, net	—	—	—	—	—	—	(105,834)	—	(105,834)
Common stock issued under stock plans	171	17	9,053	(1,821)	—	—	—	—	7,249
Deferred stock units activity	—	—	(385)	385	—	—	—	—	—
Share-based compensation cost	—	—	6,330	62	—	—	—	—	6,392
Balance June 30, 2018	104,847	$10,485	$1,109,157	$4,398	$989,039	$(42,559)	$(2,111,647)	$278	$(40,849)
Net income (loss)	—	—	—	—	93,251	—	—	(37)	93,214
Other comprehensive income, net	—	—	—	—	—	372	—	—	372
Repurchases of common stock, net	—	—	—	—	—	—	(73,505)	—	(73,505)
Common stock issued under stock plans	195	19	12,800	(12)	—	—	—	—	12,807
Share-based compensation cost	—	—	6,527	69	—	—	—	—	6,596
Balance September 30, 2018	105,042	$10,504	$1,128,484	$4,455	$1,082,290	$(42,187)	$(2,185,152)	$241	$(1,365)

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018

Cash Flows from Operating Activities:
Net income	$337,248	$291,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,422	62,574
Impairment charge	—	2,629
Benefit of deferred income taxes	2,403	12,850
Share-based compensation expense	22,623	18,948
Other	1,497	2,385
Changes in assets and liabilities:
Accounts receivable	(24,451)	(33,041)
Inventories	(36,582)	(27,415)
Other assets and liabilities	(54,770)	(58,214)
Accounts payable	1,181	(1,336)
Deferred revenue	(10,826)	(6,314)
Net cash provided by operating activities	303,745	264,436
Cash Flows from Investing Activities:
Purchases of property and equipment	(109,058)	(82,642)
Purchase of marketable securities	—	(87)
Proceeds from the sale and maturities of marketable securities	—	284,125
Acquisitions of intangible assets	(255)	(450)
Acquisition of a business	(304)	(22,500)
Net cash (used) provided by investing activities	(109,617)	178,446
Cash Flows from Financing Activities:
Repayments on revolving credit facilities, net	(169,532)	(240,500)
Issuance of senior notes	100,000	—
Debt issuance costs	(154)	—
Payment of acquisition-related contingent consideration	(2,255)	(1,266)
Repurchases of common stock, net	(160,969)	(263,712)
Proceeds from exercises of stock options and employee stock purchase plans	28,739	34,595
Shares withheld for statutory tax withholding on restricted stock	(7,849)	(9,110)
Net cash used by financing activities	(212,020)	(479,993)
Net effect of changes in exchange rates on cash	(1,906)	(3,687)
Net decrease in cash and cash equivalents	(19,798)	(40,798)
Cash and cash equivalents at beginning of period	123,794	187,675
Cash and cash equivalents at end of period	$103,996	$146,877

Supplemental Cash Flow Information:
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$19,196	$10,239

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2018, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, and our Annual Report on Form 10-K for the year ended December 31, 2018, (the “2018 Annual Report”) filed with the SEC.

We have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q in the "Glossary of Terms and Selected Abbreviations."

NOTE 2. ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019, are consistent with those discussed in Note 2 to the consolidated financial statements in our 2018 Annual Report, except as noted below.

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

The New Leasing Standard requires us to classify certain reagent rental programs as sales-type leases and thus accelerate instrument revenue and cost recognition at the time of instrument placement. We did not change the historical lease classification for placements prior to January 1, 2019, therefore this change will apply to certain new placements beginning on January 1, 2019. Under prior U.S. GAAP, instruments placed under our reagent rental programs were classified as operating leases and instrument revenue and cost was recognized over the term of the program. The New Leasing Standard did not have a material impact on our consolidated earnings and had no impact on cash flows for the three and nine months ended September 30, 2019.

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

NOTE 3. REVENUE RECOGNITION

Our revenue is recognized when, or as, performance obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to a customer. We exclude sales, use, value-added, and other taxes we collect on behalf of third parties from revenue. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer. To accurately present the consideration received in exchange for promised products or services, we apply the five-step model outlined below:

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

Lease Revenue. Revenues from instrument rental agreements and reagent rental programs are recognized either as operating leases on a ratable basis over the term of the agreement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental agreements in equal monthly amounts over the term of the rental agreement. Our reagent rental programs provide our customers the right to use our instruments upon entering into agreements to purchase specified amounts of consumables, which are considered embedded leases. For some agreements, the customers are provided with the right to purchase the instrument at the end of the lease term. Lease revenues from these agreements are presented in product revenue on our unaudited condensed consolidated income statement. Lease revenue was approximately $5.3 million and $14.5 million for the three and nine months ended September 30, 2019, respectively, as compared to $3.0 million and $9.0 million for the three and nine months ended September 30, 2018, respectively, including both operating leases and sales-type leases under ASC 842, Leases, during 2019, and ASC 840, Leases, prior to 2019. See below for revenue recognition under our reagent rental programs.

Extended Warranties and Post-Contract Support.  CAG Diagnostics capital instruments and diagnostic imaging systems extended warranties typically provide customers with continued coverage for a period of one to five years beyond the first-year standard warranty. Customers can either pay in full for the extended warranty at the time of instrument or system purchase or can be billed on a quarterly basis over the term of the contract. We recognize revenue associated with extended warranties over time on a ratable basis using a time elapsed measure of performance over the contract term, which approximates the expected timing in which applicable services are performed.

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

On December 31, 2018, our deferred revenue related to extended warranties and post-contract support was $40.7 million, of which approximately $2.8 million and $18.5 million were recognized during the three and nine months ended September 30, 2019, respectively. Furthermore, as a result of new agreements, our deferred revenue related to extended warranties and post-contract support was $37.8 million at September 30, 2019. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $24.3 million at September 30, 2019, of which approximately 9%, 35%, 28%, 18%, and 10% are expected to be recognized during the remainder of 2019, the full years 2020, 2021, 2022, and thereafter, respectively. Additionally, we have determined these agreements do not include a significant financing component.

SaaS Subscriptions. We offer a variety of veterinary software and diagnostic imaging SaaS subscriptions including IDEXX Neo®, Animana®, Pet Health Network® Pro, Petly® Plans, Web PACS, rVetLink®, and Smart Flow™. We recognize revenue for our SaaS subscriptions over time on a ratable basis over the contract term, beginning on the date our service is made available to the customer. Our subscription contracts vary in term from monthly to two years. Customers typically pay for our subscription contracts in equal monthly amounts over the term of the agreement. Deferred revenue related to our SaaS subscriptions is not material.

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

We allocate revenue to each performance obligation in proportion to the relative standalone selling prices and recognize revenue when transfer of the related goods or services has occurred for each obligation. We utilize the observable standalone selling price when available, which represents the price charged for the performance obligation when sold separately. When standalone selling prices for our products or services are not directly observable, we determine the standalone selling prices using relevant information available and apply suitable estimation methods including, but not limited to, the cost plus a margin approach. We recognize revenue as each performance obligation is satisfied, either at a point in time or over time, as described in the revenue categories above. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less.

The following customer programs represent our most significant customer contracts which contain multiple performance obligations:

Customer Commitment Programs. We offer customer incentives upon entering into multi-year agreements to purchase annual minimum amounts of products and services.

Up-Front Customer Loyalty Programs. Our up-front loyalty programs provide customers with incentives in the form of cash payments or IDEXX Points upon entering into multi-year agreements to purchase annual minimum amounts of future products or services. If a customer breaches its agreement, they are required to refund all or a portion of the up-front cash or IDEXX Points, or make other repayments, remedial actions, or both. Up-front incentives to customers in the form of cash or IDEXX Points are not made in exchange for distinct goods or services and are capitalized as customer acquisition costs within other current and long-term assets, which are subsequently recognized as a reduction to revenue over the term of the customer agreement. If these up-front incentives are subsequently utilized to purchase instruments, we allocate total consideration, including future committed purchases less up-front incentives and estimates of expected price adjustments, based on relative standalone selling prices to identified performance obligations and recognize instrument revenue and cost at the time of installation and customer acceptance. We have determined these agreements do not include a significant financing component. Differences between estimated and actual customer purchases may impact the amount and timing of revenue recognition.

On December 31, 2018, our capitalized customer acquisition costs were $124.4 million, of which approximately $8.5 million and $26.2 million were recognized as a reduction of revenue during the three and nine months ended September 30, 2019, respectively. Furthermore, as a result of new up-front customer loyalty payments, net of subsequent recognition, our capitalized customer acquisition costs were $131.0 million at September 30, 2019. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the three and nine months ended September 30, 2019, were not material.

Volume Commitment Programs. Our volume commitment programs, such as our IDEXX 360 program, provide customers with a free or discounted instrument or system upon entering into multi-year agreements to purchase annual minimum amounts of products and services. We allocate total consideration, including future committed purchases and expected price adjustments, based on relative standalone selling prices to identified performance obligations and recognize instrument revenue and cost at the time of installation and customer acceptance in advance of billing the customer, which is also when the customer obtains control of the instrument based on legal title transfer. Our right to future consideration related to instrument revenue is recorded as a contract asset within other current and long-term assets. The contract asset is transferred to accounts receivable when customers are billed for future products and services over the term of the contract. We have determined these agreements do not include a significant financing component. Differences between estimated and actual customer purchases may impact the amount and timing of revenue recognition.

On December 31, 2018, our volume commitment contract assets were $40.9 million, of which approximately $2.0 million and $7.0 million were reclassified to accounts receivable when customers were billed for related products and services during the three and nine months ended September 30, 2019, respectively. Furthermore, as a result of new placements under volume commitment programs, net of subsequent amounts reclassified to accounts receivable, our contract assets were $70.5 million at September 30, 2019. We monitor customer purchases over the term of their agreement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the three and nine months ended September 30, 2019, were not material.

For our up-front customer loyalty and volume commitment programs, we estimate future revenues related to multi-year agreements to be approximately $1.6 billion, of which approximately 7%, 25%, 21%, 19%, and 28% are expected to be recognized during the remainder of 2019, the full years 2020, 2021, 2022, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to purchase goods and services, net of the expected revenue reductions from customer acquisition costs and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

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

On December 31, 2018, our deferred revenue related to instrument rebate programs was $57.4 million, of which approximately $4.4 million and $13.9 million were recognized when customers purchased eligible products and services and earned rebates during the three and nine months ended September 30, 2019, respectively. Furthermore, as a result of new instrument purchases under rebate programs, net of subsequent recognition, our deferred revenue was $50.1 million at September 30, 2019, of which approximately 9%, 31%, 25%, 17%, and 18% are expected to be recognized during the remainder of 2019, the full years 2020, 2021, 2022, and thereafter, respectively.

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

Sales-type Reagent Rental Programs. Our reagent rental programs that effectively transfer control of instruments to our customers are classified as sales-type leases and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is transferred to accounts receivable when customers are billed for future products and services over the term of the contract. As a result of new placements under reagent rental programs, our lease receivable assets were $4.5 million at September 30, 2019. The impacts of discounting and unearned income at September 30, 2019, were not material. Profit and loss recognized at the commencement date and interest income during the three and nine months ended September 30, 2019, were not material. We monitor customer purchases over the term of their agreement to assess the realizability of our lease receivable assets. Impairments during the three and nine months ended September 30, 2019, were not material.

Operating-type Reagent Rental Programs. Our reagent rental programs that do not effectively transfer control of instruments to our customers are classified as operating leases and we recognize instrument revenue and costs ratably over the term of the agreement. The cost of the instrument is capitalized within property and equipment. During the three and nine months ended September 30, 2019, we transferred instruments of $5.5 million and $10.5 million, respectively, as compared to $6.6 million and $14.7 million for the three and nine months ended September 30, 2018, respectively, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental programs of approximately $30.9 million, of which approximately 11%, 37%, 27%, 16%, and 9% are expected to be recognized during the remainder of 2019, the full years 2020, 2021, 2022, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of any expected price adjustments, and as a result, may be lower than stated contractual commitments by our customers.

Other Customer Incentive Programs. Certain agreements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified purchase threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method for incentives that are offered to individual customers and the expected-value method for programs that are offered to a broad group of customers. Revenue adjustments that relate to performance obligations satisfied in prior periods during the three and nine months ended September 30, 2019, were not material. Refund obligations related to customer incentive programs are recorded in accrued liabilities for the actual issuance of incentives, incentives earned but not yet issued and estimates of incentives to be earned in the future.

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

Accounts Receivable. We recognize revenue when it is probable that we will collect substantially all of the consideration to which we will be entitled, based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. We maintain allowances for doubtful accounts for potentially uncollectible receivables. We base our estimates on a detailed analysis of specific customer situations and a percentage of our accounts receivable by aging category. Additional allowances may be required if either the financial condition of our customers were to deteriorate, or a strengthening U.S. dollar impacts the ability of foreign customers to make payments to us on their U.S. dollar-denominated purchases. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. We have no significant customers that accounted for greater than 10% of our consolidated revenues and we have no concentration of credit risk as of September 30, 2019.

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

The following table presents disaggregated revenue by major product and service categories:໿

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
CAG segment revenue:
CAG Diagnostics recurring revenue:	$460,974	$409,162	$1,382,196	$1,252,876
IDEXX VetLab consumables	177,276	152,509	519,646	460,642
Rapid assay products	58,930	53,821	181,966	169,200
Reference laboratory diagnostic and consulting services	204,919	184,103	621,469	568,308
CAG Diagnostics services and accessories	19,849	18,729	59,115	54,726
CAG Diagnostics capital - instruments	32,608	31,561	92,883	97,000
Veterinary software, services and diagnostic imaging systems	39,548	37,374	114,318	106,541
CAG segment revenue	533,130	478,097	1,589,397	1,456,417

Water segment revenue	34,906	33,108	99,980	94,909
LPD segment revenue	31,370	29,420	95,980	96,658
Other segment revenue	5,897	4,823	16,105	15,872
Total revenue	$605,303	$545,448	$1,801,462	$1,663,856

Revenue by principal geographic area, based on customers’ domiciles, was as follows:໿

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$380,184	$340,692	$1,127,347	$1,024,889
Europe, the Middle East and Africa	122,050	112,466	368,636	355,310
Asia Pacific Region	64,648	56,954	188,756	175,498
Canada	24,334	22,459	75,212	71,410
Latin America	14,087	12,877	41,511	36,749
Total	$605,303	$545,448	$1,801,462	$1,663,856

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

On December 31, 2018, our deferred commission costs, included within other assets, were $13.9 million, of which approximately $1.1 million and $3.4 million of commission expense were recognized during the three and nine months ended September 30, 2019, respectively. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $15.2 million at September 30, 2019. Impairments of deferred commission costs during the three and nine months ended September 30, 2019, were not material.

NOTE 4. ACQUISITIONS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range and customer base or expanding our existing product lines.

During the third quarter of 2018, we acquired substantially all of the assets of a software company for $25.0 million, including a holdback payment of $1.0 million, to offset possible pre-acquisition indemnity claims, and a contingent payment of $1.5 million. The holdback payment, less settlement of any indemnity claims, will be paid on the second anniversary of the acquisition date, while the contingent payment will be paid within 36 months if certain commercial goals are achieved. This acquisition expands the IDEXX suite of veterinary software offerings and further underscores our commitment to investing in software innovations that advance the veterinary profession. This acquisition was accounted for as a business combination. The fair value of the assets acquired consist of $20.3 million of goodwill, representing synergies with our current software product offerings, $2.6 million in technology intangible assets, $2.4 million in customer relationship intangible assets, and $0.3 million of net tangible liabilities. The goodwill is expected to be deductible for income tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to our financial statements. The results of operations have been included in our CAG segment since the acquisition date. The acquisition expenses incurred were not material.

NOTE 5. SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units, and employee stock purchase rights awarded during the three and nine months ended September 30, 2019, totaled $3.8 million and $40.1 million, respectively, as compared to $0.7 million and $33.5 million for the three and nine months ended September 30, 2018, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at September 30, 2019, was $63.2 million, which will be recognized over a weighted average period of approximately 1.9 years. During the three and nine months ended September 30, 2019, we recognized expenses of $9.4 million and $22.6 million, respectively, as compared to $6.5 million and $18.9 million for the three and nine months ended September 30, 2018, respectively, related to share-based compensation.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Nine Months Ended September 30,
	2019	2018

Share price at grant	$213.35	$179.56
Expected stock price volatility	26%	24%
Expected term, in years	6.0	5.8
Risk-free interest rate	2.4%	2.7%
Weighted average fair value of options granted	$64.99	$52.99

NOTE 6. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The components of inventories were as follows:

(in thousands)	September 30, 2019	December 31, 2018

Raw materials	$39,851	$31,973
Work-in-process	20,609	17,009
Finished goods	144,433	124,321
Inventories	$204,893	$173,303

໿

NOTE 7. PROPERTY AND EQUIPMENT, NET

During the third quarter of 2018, we decided to discontinue the development of our in–house SNAP Fecal product and focus resources and capital on supporting fecal antigen testing within our reference laboratories, which resulted in a $2.6 million impairment of construction in progress production equipment related to SNAP Fecal. This impairment charge was recorded as general and administrative expense in our CAG reporting segment.

NOTE 8. LEASES

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

Maturities of operating lease liabilities were as follows:

(in thousands, except lease term and discount rate)	September 30, 2019

2019 (remainder of year)	$3,256
2020	18,803
2021	16,426
2022	12,890
2023	8,574
Thereafter	38,398
Total lease payments	98,347
Less imputed interest	(17,204)
Total	$81,143

Current operating lease liabilities, included in accrued liabilities	$14,802
Long-term operating lease liabilities	$66,341

Weighted average remaining lease term - operating leases	10.7 years

Weighted average discount rate - operating leases	3.3%

Rent expense charged to operations under operating leases was approximately $5.3 million and $15.6 million during the three and nine months ended September 30, 2019, respectively. Variable rent and short-term lease expenses were not material.

Supplemental cash flow information for leases was as follows:

(in thousands)	For the Nine Months Ended September 30, 2019

Cash paid for amounts included in the measurement of operating leases liabilities	$14,878
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations	$7,870

At December 31, 2018, under ASC 840, Leases, the minimum annual rental payments under our lease agreements were as follows: $19.4 million in 2019; $17.1 million in 2020; $14.5 million in 2021; $10.8 million in 2022; $8.5 million in 2023; and $36.5 million thereafter.

NOTE 9. OTHER CURRENT AND LONG-TERM ASSETS

Other current assets consisted of the following:໿

(in thousands)	September 30, 2019	December 31, 2018

Prepaid expenses (Note 2)	$32,646	$30,314
Taxes receivable	20,535	14,098
Customer acquisition costs	37,754	34,515
Contract assets	15,218	9,670
Deferred sales commissions	5,055	4,464
Other assets	14,966	15,159
Other current assets	$126,174	$108,220

Other long-term assets consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018

Investment in long-term product supply arrangements	$13,082	$10,894
Taxes receivable	14,982	19,219
Customer acquisition costs	93,288	89,862
Contract assets	55,283	31,269
Deferred sales commissions	10,178	9,470
Deferred income taxes	8,399	8,481
Other assets	29,493	20,398
Other long-term assets	$224,705	$189,593

໿

NOTE 10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018

Accrued expenses (Note 2)	$75,485	$65,212
Accrued employee compensation and related expenses	98,357	109,488
Accrued taxes	26,368	26,609
Accrued customer incentives and refund obligations	63,614	59,374
Current lease liabilities (Notes 2 and 8)	14,802	—
Accrued liabilities	$278,626	$260,683

໿

Other long-term liabilities consisted of the following:໿

(in thousands)	September 30, 2019	December 31, 2018

Accrued taxes	$63,784	$66,767
Other accrued long-term expenses (Note 2)	13,294	18,059
Other long-term liabilities	$77,078	$84,826

NOTE 11. DEBT

On December 19, 2014, we entered into a Multicurrency Note Purchase and Private Shelf Agreement among ourselves, Metropolitan Life Insurance Company ("MetLife"), and each of the accredited institutional purchasers named therein (the "Existing Agreement"). Pursuant to the terms of the Existing Agreement, we had the ability to request that MetLife purchase, over the three-year period beginning on December 19, 2014, up to $50 million of additional senior promissory notes of ours at a fixed interest rate and with a maturity date not to exceed fifteen years (the "Shelf Notes").

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

NOTE 12. REPURCHASES OF COMMON STOCK

We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three and nine months ended September 30, 2019 and 2018, was not material.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrender:

(in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Shares repurchased in the open market	330	302	683	1,284
Shares acquired through employee surrender for statutory tax withholding	1	1	38	50
Total shares repurchased	331	303	721	1,334

Cost of shares repurchased in the open market	$91,051	$73,247	$165,198	$265,209
Cost of shares for employee surrenders	277	390	7,849	9,110
Total cost of shares	$91,328	$73,637	$173,047	$274,319

Average cost per share - open market repurchases	$275.50	$242.78	$241.56	$206.59
Average cost per share - employee surrenders	$286.65	$253.34	$209.20	$181.68
Average cost per share - total	$275.53	$242.83	$239.87	$205.65

໿
໿

NOTE 13. INCOME TAXES

Our effective income tax rate was 18.0% for the three months ended September 30, 2019, as compared to 14.5% for the three months ended September 30, 2018, and 18.5% for the nine months ended September 30, 2019, as compared to 16.9% for the nine months ended September 30, 2018. The increase in our effective tax rate for the three months ended September 30, 2019, as compared to the same period in the prior year, was primarily driven by lower tax benefits from share-based compensation. The increase in our effective tax rate for the nine months ended September 30, 2019, as compared to the same period in the prior year, was primarily driven by lower tax benefits from share-based compensation, partially offset by a nonrecurring item recorded in the three months ended March 31, 2018, that resulted from the 2017 Tax Cut and Jobs Act.
The effective tax rate for the three and nine months ended September 30, 2019, differed from the U.S. statutory tax rate of 21% primarily due to tax benefits from share-based compensation.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, consisted of the following:

	For the Nine Months Ended September 30, 2019
(in thousands)	Unrealized (Loss) Gain on Investments, Net of Tax	Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	Unrealized (Loss) Gain on Net Investment Hedge, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2018	$(157)	$7,589	$(394)	$(48,829)	$(41,791)
Other comprehensive income (loss) before reclassifications	295	10,451	3,507	(12,231)	2,022
Gains reclassified from accumulated other comprehensive income	—	(5,796)	—	—	(5,796)
Balance as of September 30, 2019	$138	$12,244	$3,113	$(61,060)	$(45,565)

໿

	For the Nine Months Ended September 30, 2018
(in thousands)	Unrealized (Loss) Gain on Investments, Net of Tax	Unrealized (Loss) Gain on Derivative Instruments, Net of Tax	Unrealized (Loss) Gain on Net Investment Hedge, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2017	$(22)	$(5,219)	$(4,311)	$(26,918)	$(36,470)
Other comprehensive income (loss) before reclassifications	187	7,514	2,818	(18,172)	(7,653)
Losses reclassified from accumulated other comprehensive income	—	1,936	—	—	1,936
Balance as of September 30, 2018	$165	$4,231	$(1,493)	$(45,090)	$(42,187)

The following tables present components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended September 30,
		2019	2018
Gain on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$3,171	$256
	Tax expense	688	153
	Gain, net of tax	$2,483	$103

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Nine Months Ended September 30,
		2019	2018
Gain (loss) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$7,091	$(2,412)
	Tax expense (benefit)	1,295	(476)
	Gain (loss), net of tax	$5,796	$(1,936)

NOTE 15. EARNINGS PER SHARE

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

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Shares outstanding for basic earnings per share	86,198	86,756	86,206	87,029

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	86,198	86,756	86,206	87,029
Dilutive effect of share-based payment awards	1,469	1,697	1,427	1,658
	87,667	88,453	87,633	88,687

໿
໿

Certain options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Weighted average number of shares underlying anti-dilutive options	29	15	247	274

໿

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

See "Note 8. Leases", for more information regarding our lease commitments.

Contingencies and Guarantees

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could exceed our accruals. At September 30, 2019, our accruals with respect to actual and threatened litigation were not material.

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

NOTE 17. SEGMENT REPORTING

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

Certain costs are not allocated to our operating segments and are instead reported under the caption “Unallocated Amounts.” These costs include costs that do not align with one of our existing operating segments or are cost prohibitive to allocate, which primarily consist of our R&D function, regional and country expenses, certain foreign currency revaluation and settlement gains and losses on monetary balances in currencies other than our subsidiaries’ functional currency and unusual items. Corporate support function costs (such as information technology, facilities, human resources, finance and legal), health benefits and incentive compensation are charged to our business segments at pre-determined budgeted amounts or rates. Differences from these pre-determined budgeted amounts or rates are also captured within Unallocated Amounts.

The following is a summary of segment performance:

(in thousands)	For the Three Months Ended September 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2019
Revenue	$533,130	$34,906	$31,370	$5,897	$—	$605,303

Income (loss) from operations	$124,490	$17,045	$4,994	$1,379	$(8,106)	$139,802
Interest expense, net						(7,004)
Income before provision for income taxes						132,798
Provision for income taxes						23,960
Net income						108,838
Less: Net income attributable to noncontrolling interest						1
Net income attributable to IDEXX Laboratories, Inc. stockholders						$108,837

2018
Revenue	$478,097	$33,108	$29,420	$4,823	$—	$545,448

Income (loss) from operations	$102,241	$15,874	$4,007	$443	$(5,215)	$117,350
Interest expense, net						(8,311)
Income before provision for income taxes						109,039
Provision for income taxes						15,825
Net income						93,214
Less: Net loss attributable to noncontrolling interest						(37)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$93,251

(in thousands)	For the Nine Months Ended September 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2019
Revenue	$1,589,397	$99,980	$95,980	$16,105	$—	$1,801,462

Income (loss) from operations	$384,095	$47,394	$17,637	$3,657	$(15,568)	$437,215
Interest expense, net						(23,503)
Income before provision for income taxes						413,712
Provision for income taxes						76,464
Net income						337,248
Less: Net income attributable to noncontrolling interest						24
Net income attributable to IDEXX Laboratories, Inc. stockholders						$337,224

2018
Revenue	$1,456,417	$94,909	$96,658	$15,872	$—	$1,663,856

Income (loss) from operations	$332,435	$43,458	$13,439	$2,071	$(15,415)	$375,988
Interest expense, net						(25,291)
Income before provision for income taxes						350,697
Provision for income taxes						59,327
Net income						291,370
Less: Net loss attributable to noncontrolling interest						(23)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$291,393

See “Note 3. Revenue Recognition” for a summary of disaggregated revenue by reportable segment and by major product and service category for the three and nine months ended September 30, 2019 and 2018.

NOTE 18. FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2019.

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

The amounts outstanding under our unsecured revolving credit facility (“Credit Facility” or “line of credit”) and senior notes (“long-term debt”) are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $751.9 million and $697.2 million, respectively, as of September 30, 2019, and $607.3 million and $601.8 million, respectively, as of December 31, 2018.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2019

Assets
Money market funds(1)	$58	$—	$—	$58
Equity mutual funds(2)	$1,708	$—	$—	$1,708
Cross currency swaps(3)	$—	$7,040	$—	$7,040
Foreign currency exchange contracts(3)	$—	$8,197	$—	$8,197
Liabilities
Foreign currency exchange contracts(3)	$—	$148	$—	$148
Deferred compensation(4)	$1,708	$—	$—	$1,708

(in thousands)
As of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2018

Assets
Money market funds(1)	$250	$—	$—	$250
Equity mutual funds(2)	$1,673	$—	$—	$1,673
Cross currency swaps(3)	$—	$1,789	$—	$1,789
Foreign currency exchange contracts(3)	$—	$8,163	$—	$8,163
Liabilities
Foreign currency exchange contracts(3)	$—	$603	$—	$603
Deferred compensation(4)	$1,673	$—	$—	$1,673

(1)
Money market funds with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of September 30, 2019 and December 31, 2018, consisted of demand deposits.

(2)
Equity mutual funds relate to a deferred compensation plan that was assumed as part of a previous business combination. This amount is included within other long-term assets. See footnote (4) below for a discussion of the related deferred compensation liability.

(3)
Cross currency swaps and foreign currency exchange contracts are included within other current assets, other long-term assets, accrued liabilities, or other long-term liabilities depending on the gain (loss) position and anticipated settlement date.

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

NOTE 19. HEDGING INSTRUMENTS

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

We recognize all hedging instruments on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See “Note 14. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on our unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2019 and 2018.

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

We did not de-designate any instruments from hedge accounting treatment during either the three and nine months ended September 30, 2019 or 2018.  At September 30, 2019, the estimated amount of net gains, net of tax, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $5.9 million if exchange rates do not fluctuate from the levels at September 30, 2019.

We hedge approximately 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, Australian dollar, and, in prior years, the Swiss franc. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $176.0 million and $190.9 million at September 30, 2019 and December 31, 2018, respectively.

The following tables present the effect of cash flow hedge accounting on our unaudited condensed consolidated statements of income and comprehensive income, and provide information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)		Three Months Ended September 30,
		2019	2018

Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$260,353	$239,805
Foreign exchange contracts
Amount of gain reclassified from accumulated other comprehensive income into income		$3,171	$256

(in thousands)		Nine Months Ended September 30,
		2019	2018

Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$767,062	$722,675
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income		$7,091	$(2,412)

Net Investment Hedges

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded gains of $3.0 million and $3.5 million, net of tax, within AOCI as a result of this net investment hedge for the three and nine months ended September 30, 2019, respectively. The related cumulative unrealized gain recorded at September 30, 2019, will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or a portion of the hedge no longer qualifies for hedge accounting treatment. See Note 12 to the consolidated financial statements included in our 2018 Annual Report for further information regarding the issuance of these euro-denominated notes.

During May 2018, January 2019, and March 2019, we entered into cross currency swap contracts as a hedge of our net investment in foreign operations to offset foreign currency translation gains and losses on the net investment. The cross currency swaps have a maturity date of June 30, 2023. At maturity of the cross currency swap contracts, we will deliver the notional amount of €80.0 million and will receive approximately $93.5 million from the counterparties. The change in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. During the three and nine months ended September 30, 2019, we recorded gains of $3.1 million and $4.0 million, net of tax, within AOCI as a result of these net investment hedges, respectively. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and, thus is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $0.6 million and $1.7 million related to the excluded component as a reduction of interest expense for the three and nine months ended September 30, 2019, respectively.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following derivative instruments, unless otherwise noted:

(in thousands)		Hedging Assets
		September 30, 2019	December 31, 2018

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$7,079	$8,163
Cross currency swaps	Other long-term assets	7,040	1,789
Foreign currency exchange contracts	Other long-term assets	1,118	—
Total derivative instruments presented as hedge instruments on the balance sheet		15,237	9,952
Gross amounts subject to master netting arrangements not offset on the balance sheet		148	603
Net amount		$15,089	$9,349

໿

(in thousands)		Hedging Liabilities
		September 30, 2019	December 31, 2018

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$121	$603
Foreign currency exchange contracts	Other long-term liabilities	27	—
Total derivative instruments presented as cash flow hedges on the balance sheet		148	603
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet(1)	Long-term debt	97,165	101,777
Total hedging instruments presented on the balance sheet		97,313	102,380
Gross amounts subject to master netting arrangements not offset on the balance sheet		148	603
Net amount		$97,165	$101,777

(1) Amounts represent reported carrying amounts of our foreign currency denominated debt. See "Note 18. Fair Value Measurements" for information regarding the fair value of our long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to future revenue growth rates; future tax benefits; business trends, earnings and other measures of financial performance;  the effect of economic downturns on our business performance; projected impact of foreign currency exchange rates; projected charges related to our leadership transition; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; the adoption and projected impact of new accounting standards; future commercial efforts; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the matters described under the headings "Business," "Risk Factors,”  "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosure About Market Risk" in our 2018 Annual Report and in the corresponding sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our other periodic reports filed with the SEC.

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

You should read the following discussion and analysis in conjunction with our 2018 Annual Report that includes additional information about us, our results of operations, our financial position, and our cash flows, and with our unaudited condensed consolidated financial statements and related notes included in Part I. Item 1. of this Quarterly Report on Form 10-Q.

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

Executive Officers and Directors. As reported previously, effective October 23, 2019, our Board of Directors (our “Board”) appointed Jonathan (Jay) Mazelsky as our President and Chief Executive Officer and as a director of the Company. Mr. Mazelsky had been serving as our Interim President and Chief Executive Officer since June 28, 2019. Prior to that time, since August 2012, Mr. Mazelsky had been an Executive Vice President of the Company. In addition, effective November 1, 2019, Lawrence D. Kingsley, a Company director since October 2016 and Lead Independent Director since May 2018, will be appointed as Independent Non-Executive Chairman of our Board. Also, effective November 1, 2019, Jonathan W. Ayers, our Chairman and former President and Chief Executive Officer, who has been on a medical leave of absence since June 28, 2019, will step down as Chairman of our Board, cease to be an employee of the Company and transition to the role of external Senior Advisor to the Company. Mr. Ayers will continue to serve as a member of our Board. While we cannot provide assurances as to whether we may experience management or other challenges in connection with our leadership transition that could adversely affect our future success, we believe that under the leadership of Mr. Mazelsky as President and Chief Executive Officer and Mr. Kingsley as Independent Non-Executive Chairman, we will continue to successfully execute our strategy and create long-term value for shareholders, customers and employees.

In connection with the foregoing, Mr. Ayers and IDEXX entered into a mutual separation agreement pursuant to which severance payments will be made to Mr. Ayers and his outstanding stock options were modified. As a result of his severance payments and the modification of Mr. Ayers’s outstanding stock options, we expect to recognize a charge to operating income of approximately $13.4 million in the fourth quarter of 2019, representing the cost of the severance and an acceleration of the cost of the equity awards. In addition, we expect to increase our provision for income taxes by approximately $2.1 million, including a reduction of deferred tax assets related to previously recognized stock option tax benefits, resulting in a total charge to net income of approximately $15.5 million, net of tax impacts.

Effects of Certain Factors and Trends on Results of Operations

Currency Impact. See “Part I. Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding the impact of foreign currency exchange rates.

Other Items. See “Part I. Item 1. Business - Patents and Licenses” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report for additional information regarding distributor purchasing and inventories, economic conditions, and patent expiration.

Critical Accounting Estimates and Assumptions

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019, are consistent with those discussed in our 2018 Annual Report in the section under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Assumptions.”

Recent Accounting Pronouncements

For more information regarding the impact that recent accounting standards and amendments will have on our consolidated financial statements as described in Note 2 to the unaudited condensed consolidated financial statements in Part I. Item 1. of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three and nine months ended September 30, 2019, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

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

Comparison to Prior Periods

Our fiscal quarter(s) ended on September 30. Unless otherwise stated, the analysis and discussion of our financial condition and results of operations below, including references to growth and organic growth and increases and decreases, are being compared to the equivalent prior year periods.

Results of Operations

Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018

Total Company. The following table presents total Company revenue by operating segment:

	For the Three Months Ended September 30,
Net Revenue (dollars in thousands)	2019	2018	Dollar Change	Reported Revenue Growth(1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth(1)

CAG	$533,130	$478,097	$55,033	11.5%	(1.2%)	—	12.7%
United States	357,810	319,561	38,249	12.0%	—	—	12.0%
International	175,320	158,536	16,784	10.6%	(3.6%)	—	14.2%

Water	34,906	33,108	1,798	5.4%	(1.7%)	—	7.1%
United States	16,794	15,878	916	5.8%	—	—	5.8%
International	18,112	17,230	882	5.1%	(3.3%)	—	8.4%

LPD	31,370	29,420	1,950	6.6%	(2.9%)	—	9.5%
United States	3,649	3,502	147	4.2%	—	—	4.2%
International	27,721	25,918	1,803	7.0%	(3.3%)	—	10.3%

Other	5,897	4,823	1,074	22.2%	—	—	22.2%

Total Company	$605,303	$545,448	$59,855	11.0%	(1.3%)	—	12.3%
United States	380,184	340,692	39,492	11.6%	—	—	11.6%
International	225,119	204,756	20,363	9.9%	(3.5%)	—	13.4%

(1)	Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in both U.S. and international organic revenues was driven by strong volume gains in CAG Diagnostics recurring revenue, supported by our differentiated diagnostic technologies and expanded commercial organization that are driving increased volumes from new and existing customers in our reference laboratory business and high growth in consumable revenue, supported by the impact of the continued expansion of our CAG Diagnostics instrument installed base globally, as well as a 1% growth benefit from greater equivalent business days. The growth in our LPD business was primarily due to strong performance in Asia compared to a weaker performance in the prior year in that region, including impacts from the African swine fever outbreak. Our Water business also contributed to our overall growth, primarily from higher sales volumes of our Colilert® test products and related accessories. The impact of currency movements decreased revenue by 1.3%.

The following table presents total Company results of operations:

	For the Three Months Ended September 30,				Change
Total Company - Results of Operations (dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Amount	Percentage

Revenues	$605,303		$545,448		$59,855	11.0%
Cost of revenue	260,353		239,805		20,548	8.6%
Gross profit	344,950	57.0%	305,643	56.0%	39,307	12.9%

Operating Expenses:
Sales and marketing	104,551	17.3%	95,146	17.4%	9,405	9.9%
General and administrative	66,337	11.0%	63,955	11.7%	2,382	3.7%
Research and development	34,260	5.7%	29,192	5.4%	5,068	17.4%
Total operating expenses	205,148	33.9%	188,293	34.5%	16,855	9.0%
Income from operations	$139,802	23.1%	$117,350	21.5%	$22,452	19.1%

Gross Profit. Gross profit increased due to higher sales volumes and a 100 basis point increase in the gross profit margin. The increase in the gross profit margin was driven by several factors, including the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio, mix benefits from high growth in IDEXX VetLab consumable revenues, volume leverage, and the favorable impact of lower product costs in our CAG business. The impact from foreign currency movements increased gross profit margin by approximately 35 basis points, including the impact of higher hedge gains in the current period, as compared to the prior period.

Operating Expenses. The changes in currency exchange rates, including foreign exchange losses on settlements of foreign currency denominated transactions recorded within Unallocated Amounts, resulting in approximately a 1% decrease to our overall operating expenses. Sales and marketing expense increased approximately 11%, excluding the impact of foreign currency, primarily due to increased personnel-related costs from our expanded global commercial infrastructure. General and administrative expense increased approximately 4%, excluding the impact of foreign currency, primarily due to personnel related costs, partially offset from the benefits of cost control initiatives. Research and development expense increased primarily due to higher project and personnel-related costs, with an immaterial impact from foreign currency.

Companion Animal Group

The following table presents revenue by product and service category for CAG:
໿
໿

	For the Three Months Ended September 30,
Net Revenue (dollars in thousands)	2019	2018	Dollar Change	Reported Revenue Growth(1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth(1)

CAG Diagnostics recurring revenue:	$460,974	$409,162	$51,812	12.7%	(1.2%)	—	13.9%
IDEXX VetLab consumables	177,276	152,509	24,767	16.2%	(1.6%)	—	17.8%
Rapid assay products	58,930	53,821	5,109	9.5%	(0.5%)	—	10.0%
Reference laboratory diagnostic and consulting services	204,919	184,103	20,816	11.3%	(1.2%)	—	12.5%
CAG diagnostics services and accessories	19,849	18,729	1,120	6.0%	(1.3%)	—	7.3%
CAG Diagnostics capital - instruments	32,608	31,561	1,047	3.3%	(1.6%)	—	4.9%
Veterinary software, services and diagnostic imaging systems	39,548	37,374	2,174	5.8%	(0.3%)	—	6.1%
Net CAG revenue	$533,130	$478,097	$55,033	11.5%	(1.2%)	—	12.7%

(1)	Reported revenue growth and organic revenue growth may not recalculate due to rounding

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to increased volumes in IDEXX VetLab consumables and reference laboratory diagnostic services, and to a lesser extent, higher realized prices. Greater equivalent business days contributed approximately 2% to revenue growth.

The increase in IDEXX VetLab consumables revenue was primarily due to higher sales volumes across all regions for our Catalyst® consumables and, to a lesser extent, Procyte Dx® consumables. These increases were supported by an expansion of our instrument installed base, growth in testing by new and existing customers, our expanded menu of available tests, and to a lesser extent, benefits from higher average unit sales prices. Greater equivalent business days contributed approximately 3% to revenue growth.

The increase in rapid assay revenue resulted primarily from higher sales volumes across our SNAP® product portfolio, driven by SNAP® 4Dx® Plus, and to a lesser extent, higher realized prices. Greater equivalent business days contributed approximately 3% to revenue growth.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to the impact of higher testing volumes throughout our worldwide network of laboratories, most prominently in the U.S., resulting from increased testing from new and existing customers, supported by our differentiated diagnostic technologies, such as IDEXX SDMA and fecal antigen testing, as well as higher average unit sales prices.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the increase in our active installed base of instruments.

CAG Diagnostics Capital – Instruments Revenue. The increase in instrument revenue reflects higher Catalyst One, Procyte Dx, and LaserCyte® Dx instrument placements. These increases were partially offset by lower allocated revenue per unit on our IDEXX VetLab instruments related to increased international placements under our customer volume commitment programs.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in revenue was primarily due to increased veterinary software, subscription-based services, as well as higher realized prices on these service offerings, and to a lesser extent, higher diagnostic imaging services as a result of the increase in our active installed base. These increases were partially offset by lower allocated revenue per unit on our diagnostic imaging systems related to increased placements under our customer volume commitment programs, as well as comparisons to high digital imaging system placement levels in the prior year.

The following table presents the CAG segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Amount	Percentage

Revenues	$533,130		$478,097		$55,033	11.5%
Cost of revenues	235,041		216,235		18,806	8.7%
Gross profit	298,089	55.9%	261,862	54.8%	36,227	13.8%

Operating Expenses:
Sales and marketing	94,234	17.7%	85,655	17.9%	8,579	10.0%
General and administrative	54,424	10.2%	52,113	10.9%	2,311	4.4%
Research and development	24,941	4.7%	21,853	4.6%	3,088	14.1%
Total operating expenses	173,599	32.6%	159,621	33.4%	13,978	8.8%
Income from operations	$124,490	23.4%	$102,241	21.4%	$22,249	21.8%

Gross Profit. Gross profit increased primarily due to higher sales volume as well as a 110 basis point increase in the gross profit margin. The increase in gross profit margin was driven by the mix benefits from high growth in IDEXX VetLab consumable revenues, volume leverage, lower product costs, as well as the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio, partially offset by incremental investments in reference laboratory capacity and software services field resources. The impact from foreign currency movements increased gross profit margin by approximately 20 basis points, including the impact of higher hedge gains in the current period, as compared to the prior period.

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

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Amount	Percentage

Revenues	$34,906		$33,108		$1,798	5.4%
Cost of revenue	9,536		9,685		(149)	(1.5%)
Gross profit	25,370	72.7%	23,423	70.7%	1,947	8.3%

Operating Expenses:
Sales and marketing	4,012	11.5%	3,823	11.5%	189	4.9%
General and administrative	3,290	9.4%	3,086	9.3%	204	6.6%
Research and development	1,023	2.9%	640	1.9%	383	59.8%
Total operating expenses	8,325	23.8%	7,549	22.8%	776	10.3%
Income from operations	$17,045	48.8%	$15,874	47.9%	$1,171	7.4%

Revenue. The increase in revenue was primarily attributable to the benefit of price increases and higher sales volumes of our Colilert test products and related accessories used in coliform and E. coli testing, with strong volume growth rates in most regions, including the U.S. The impact of currency movements decreased revenue by approximately 1.7%.

Gross Profit. Gross profit increased due to higher sales volumes, as well as a 200 basis point increase in the gross profit margin. Foreign currency movements increased the gross profit margin by approximately 90 basis points, including the impact of higher hedge gains in the current period, as compared to the prior period. The remaining increase in the gross profit margin was primarily due to the net benefit of price increases and favorable product mix, partially offset by higher product costs.

Operating Expenses. The increases in sales and marketing and research and development expenses were primarily due to higher personnel-related costs. The realignment of certain personnel within operating expense categories also increased research and development costs and reduced sales and marketing costs. General and administrative expense increased primarily due to increased personnel-related costs.  The overall change in currency exchange rates resulted in a decrease in operating expenses of approximately 2%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Amount	Percentage

Revenues	$31,370		$29,420		$1,950	6.6%
Cost of revenue	13,225		12,187		1,038	8.5%
Gross profit	18,145	57.8%	17,233	58.6%	912	5.3%

Operating Expenses:
Sales and marketing	5,716	18.2%	5,728	19.5%	(12)	(0.2%)
General and administrative	4,174	13.3%	4,684	15.9%	(510)	(10.9%)
Research and development	3,261	10.4%	2,814	9.6%	447	15.9%
Total operating expenses	13,151	41.9%	13,226	45.0%	(75)	(0.6%)
Income from operations	$4,994	15.9%	$4,007	13.6%	$987	24.6%

Revenue. The prolonged outbreak of African swine fever in Asia, which began with the first reported outbreak in August 2018, continues to negatively impact the swine population in China, however demand for new diagnostic testing programs has increased and diagnostic testing for alternative food sources has also increased, including poultry, which more than offset the lower recurring swine testing volumes.  Revenue growth in the quarter also benefited from a favorable comparison to soft prior year results in Asia, in part impacted by the African swine fever outbreak. These favorable factors were partially offset by lower herd health screening, which compares to very strong prior year levels, and the unfavorable impact of foreign currency movements that decreased revenue by 2.9%.

Gross Profit. The increase in gross profit was primarily due to higher sales volume, partially offset by an 80 basis point decrease in the gross profit margin. Foreign currency movements increased the gross profit margin by approximately 170 basis points, including the impact of higher hedge gains in the current period, as compared to the prior period. The overall decrease in the gross profit margin was driven by higher product related costs and product mix impacts from lower herd health screening volumes.

Operating Expenses. The decrease in sales and marketing expense was primarily due to lower personnel-related costs mostly offset by third-party costs. The decrease in general and administrative expense was primarily due to lower third-party services and travel costs, as a result of cost control initiatives. The increase in research and development expense was primarily due to increased personnel-related costs. The overall change in currency exchange rates resulted in a decrease in operating expenses of approximately 2%.

Other

The following table presents the Other results of operations:
໿

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Amount	Percentage

Revenues	$5,897		$4,823		$1,074	22.3%
Cost of revenue	3,032		2,171		861	39.7%
Gross profit	2,865	48.6%	2,652	55.0%	213	8.0%

Operating Expenses:
Sales and marketing	357	6.1%	423	8.8%	(66)	(15.6%)
General and administrative	683	11.6%	1,557	32.3%	(874)	(56.1%)
Research and development	446	7.6%	229	4.7%	217	94.8%
Total operating expenses	1,486	25.2%	2,209	45.8%	(723)	(32.7%)
Income from operations	$1,379	23.4%	$443	9.2%	$936	211.3%

Revenue. The increase in revenue was primarily due to higher volumes of our OPTI Medical products and services, partially offset by lower realized prices. Revenue growth also benefited from a favorable comparison to soft prior year results in the Middle East and Asia. The impact of currency movements on revenue was immaterial.

Gross Profit. The increase in gross profit was primarily due to higher volumes, despite a 6.4% decrease in the gross profit margin primarily due to lower price realization, higher service costs and unfavorable product mix. These decreases in the gross profit margin were partially offset by lower costs on OPTI Medical products and lower distribution expense. The overall change in currency exchange rates had an immaterial impact on gross profit.

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

The following table presents the Unallocated Amounts results of operations:

	For the Three Months Ended September 30,		Change
Results of Operations (dollars in thousands)	2019	2018	Amount	Percentage

Revenues	$—	$—	$—	—
Cost of revenue	(481)	(473)	(8)	1.7%
Gross profit	481	473	8	1.7%

Operating Expenses:
Sales and marketing	232	(483)	715	(148.0%)
General and administrative	3,766	2,515	1,251	49.7%
Research and development	4,589	3,656	933	25.5%
Total operating expenses	8,587	5,688	2,899	51.0%
Loss from operations	$(8,106)	$(5,215)	$(2,891)	55.4%

Unallocated Amounts. The change in unallocated amounts was due to higher unallocated employee incentive costs and higher unallocated employee benefit costs, partially offset by lower unallocated corporate function costs due to cost control initiatives.

Non-Operating Items

Interest Expense. Interest expense was $7.1 million for the three months ended September 30, 2019, as compared to $8.5 million for the same period in the prior year. The decrease in interest expense was the result of lower average debt levels, offset by slightly higher interest rates. We also realized lower interest expense from the benefit of our cross currency swaps, as well as increased capitalized interest related to the expansion of our Westbrook, Maine headquarters and relocation of our core reference laboratory in Germany.

Provision for Income Taxes. Our effective income tax rate was 18.0% for the three months ended September 30, 2019, as compared to 14.5% for the three months ended September 30, 2018. The increase in our effective tax rate was primarily driven by lower tax benefits from share-based compensation.

During the quarter, the Swiss government enacted changes to Swiss federal tax laws and required all Swiss cantons to make conforming changes to their own laws.  As the cantons consider how to implement the required changes throughout this year and in early 2020, we will continue assessing the impact, if any, of the canton’s adoption of Swiss federal tax reform.  The impact of any such change will be recorded upon the date of canton's enactment.

Results of Operations

Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018

Total Company. The following table presents total Company revenue by operating segment:

	For the Nine Months Ended September 30,
Net Revenue (dollars in thousands)	2019	2018	Dollar Change	Reported Revenue Growth(1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth(1)

CAG	$1,589,397	$1,456,417	$132,980	9.1%	(1.8%)	0.1%	10.9%
United States	1,062,715	962,712	100,003	10.4%	—	0.1%	10.3%
International	526,682	493,705	32,977	6.7%	(5.5%)	0.1%	12.1%

Water	99,980	94,909	5,071	5.3%	(2.9%)	—	8.3%
United States	48,157	45,539	2,618	5.8%	—	—	5.8%
International	51,823	49,370	2,453	5.0%	(5.7%)	—	10.7%

LPD	95,980	96,658	(678)	(0.7%)	(4.8%)	—	4.1%
United States	10,221	10,496	(275)	(2.6%)	—	—	(2.6%)
International	85,759	86,162	(403)	(0.5%)	(5.4%)	—	5.0%

Other	16,105	15,872	233	1.5%	—	—	1.5%

Total Company	$1,801,462	$1,663,856	$137,606	8.3%	(2.1%)	0.1%	10.3%
United States	1,127,347	1,024,889	102,458	10.0%	—	0.1%	9.9%
International	674,115	638,967	35,148	5.5%	(5.4%)	0.1%	10.9%

(1)	Reported revenue growth and organic revenue growth may not recalculate due to rounding.

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

The following table presents total Company results of operations:

	For the Nine Months Ended September 30,				Change
Total Company - Results of Operations (dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Amount	Percentage

Revenues	$1,801,462		$1,663,856		$137,606	8.3%
Cost of revenue	767,062		722,675		44,387	6.1%
Gross profit	1,034,400	57.4%	941,181	56.6%	93,219	9.9%

Operating Expenses:
Sales and marketing	312,499	17.3%	291,502	17.5%	20,997	7.2%
General and administrative	186,653	10.4%	185,966	11.2%	687	0.4%
Research and development	98,033	5.4%	87,725	5.3%	10,308	11.8%
Total operating expenses	597,185	33.2%	565,193	34.0%	31,992	5.7%
Income from operations	$437,215	24.3%	$375,988	22.6%	$61,227	16.3%

Gross Profit. Gross profit increased due to higher sales volumes and an 80 basis point increase in the gross profit margin. The increase in the gross profit margin was driven by several factors, including the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio, mix benefits from high growth in IDEXX VetLab consumable revenues, volume leverage, and the favorable impact of lower product costs in our CAG business. The impact from foreign currency movements increased gross profit margin by approximately 20 basis points, including the impact of hedge gains in the current year, as compared to hedge losses in the prior year.

Operating Expenses. The overall change in currency exchange rates resulted in a decrease in operating expenses of approximately 2%, including lower foreign exchange losses on settlements of foreign currency denominated transactions recorded within Unallocated Amounts. Sales and marketing expense increased approximately 9%, excluding the impact of foreign currency, primarily due to increased personnel-related costs related to our expanded global commercial infrastructure. General and administrative expense increased approximately 2.5%, excluding the impact of foreign currency, primarily due to personnel related costs, partially offset from the benefits of cost control initiatives across our business segments. Research and development expense increased primarily due to higher personnel-related costs, with an immaterial impact from foreign currency.

Companion Animal Group

The following table presents revenue by product and service category for CAG:
໿
໿

	For the Nine Months Ended September 30,
Net Revenue (dollars in thousands)	2019	2018	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$1,382,196	$1,252,876	$129,320	10.3%	(1.9%)	—	12.2%
IDEXX VetLab consumables	519,646	460,642	59,004	12.8%	(2.4%)	—	15.2%
Rapid assay products	181,966	169,200	12,766	7.5%	(1.0%)	—	8.5%
Reference laboratory diagnostic and consulting services	621,469	568,308	53,161	9.4%	(1.8%)	—	11.1%
CAG diagnostics services and accessories	59,115	54,726	4,389	8.0%	(2.3%)	—	10.3%
CAG Diagnostics capital - instruments	92,883	97,000	(4,117)	(4.2%)	(2.5%)	—	(1.8%)
Veterinary software, services and diagnostic imaging systems	114,318	106,541	7,777	7.3%	(0.4%)	1.3%	6.4%
Net CAG revenue	$1,589,397	$1,456,417	$132,980	9.1%	(1.8%)	0.1%	10.9%

(1)	Reported revenue growth and organic revenue growth may not recalculate due to rounding

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to increased volumes in IDEXX VetLab consumables and reference laboratory diagnostic services, and to a lesser extent, higher realized prices.

The increase in IDEXX VetLab consumables revenue was primarily due to higher sales volumes across all regions for our Catalyst consumables, and to a lesser extent, Procyte Dx consumables. These increases were supported by an expansion of our instrument installed base, growth in testing by new and existing customers, our expanded menu of available tests, and to a lesser extent, benefits from higher average unit sales prices.

The increase in rapid assay revenue resulted primarily from higher sales volumes across our SNAP product portfolio, driven by SNAP 4Dx Plus, and to a lesser extent, higher realized prices.

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

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the increase in our active installed base of instruments.

CAG Diagnostics Capital – Instruments Revenue. The decrease in instrument revenue reflects the impact of product mix, including lower SediVue Dx placements compared to high prior year levels, as well as the impact of lower allocated revenue per unit on our IDEXX VetLab instruments related to increased international placements under our customer volume commitment programs, partially offset by higher Catalyst and Procyte Dx instrument placements.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in revenue was primarily due to increased veterinary software, subscription-based services, as well as higher realized prices on these service offerings, and to a lesser extent, higher diagnostic imaging services as a result of the increase in our active installed base. These increases were partially offset by lower allocated revenue per unit on our diagnostic imaging systems related to increased placements under our volume commitment programs. Our acquisition of a software company in the second half of 2018 contributed approximately 1.3% to reported revenue growth.

The following table presents the CAG segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Amount	Percentage

Revenues	$1,589,397		$1,456,417		$132,980	9.1%
Cost of revenue	692,181		646,712		45,469	7.0%
Gross profit	897,216	56.5%	809,705	55.6%	87,511	10.8%

Operating Expenses:
Sales and marketing	282,240	17.8%	259,429	17.8%	22,811	8.8%
General and administrative	158,785	10.0%	153,241	10.5%	5,544	3.6%
Research and development	72,096	4.5%	64,600	4.4%	7,496	11.6%
Total operating expenses	513,121	32.3%	477,270	32.8%	35,851	7.5%
Income from operations	$384,095	24.2%	$332,435	22.8%	$51,660	15.5%

Gross Profit. Gross profit increased primarily due to higher sales volume as well as a 90 basis point increase in the gross profit margin. The increase in gross profit margin was driven by mix benefits from high growth in IDEXX VetLab consumable revenues, volume leverage, lower product costs, as well as the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio, partially offset by incremental investments in reference laboratory capacity and software services field resources. The impact from foreign currency movements increased gross profit margin by approximately 10 basis points, including the impact of hedge gains in the current year, as compared to hedge losses in the prior year.

Operating Expenses. The increase in sales and marketing expense was primarily due to increased personnel-related costs as we continue to invest in our global commercial infrastructure. The increase in general and administrative expense resulted primarily from higher personnel-related costs. The increase in research and development expense was primarily due to increased personnel-related costs and higher project costs. The overall change in currency exchange rates resulted in a decrease in operating expenses by approximately 2%.

Water

The following table presents the Water segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Amount	Percentage

Revenues	$99,980		$94,909		$5,071	5.3%
Cost of revenue	27,595		28,045		(450)	(1.6%)
Gross profit	72,385	72.4%	66,864	70.5%	5,521	8.3%

Operating Expenses:
Sales and marketing	11,968	12.0%	11,991	12.6%	(23)	(0.2%)
General and administrative	9,936	9.9%	9,484	10.0%	452	4.8%
Research and development	3,087	3.1%	1,931	2.0%	1,156	59.9%
Total operating expenses	24,991	25.0%	23,406	24.7%	1,585	6.8%
Income from operations	$47,394	47.4%	$43,458	45.8%	$3,936	9.1%

Revenue. The increase in revenue was attributable to the benefit of price increases and higher sales volumes of our Colilert test products and related accessories used in coliform and E. coli testing, including strong volume growth across all regions. The impact of currency movements decreased revenue by approximately 2.9%.

Gross Profit. Gross profit increased due to higher sales volumes as well as a 190 basis point increase in the gross profit margin. Foreign currency movements increased the gross profit margin by approximately 80 basis points, including the impact of hedge gains in the current year, as compared to hedge losses in the prior year. The remaining increase in the gross profit margin was primarily due to the net benefit of price increases, partially offset by higher product and distribution costs.

Operating Expenses. While both sales and marketing and research and development expenses had higher personnel-related costs, the overall decrease in sales and marketing expense and increase in research and development expense were primarily due to the realignment of certain personnel within operating expense categories. General and administrative expense increased primarily due to personnel-related costs. The overall change in currency exchange rates resulted in a decrease in operating expenses of approximately 2.5%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Amount	Percentage

Revenues	$95,980		$96,658		$(678)	(0.7%)
Cost of revenue	39,098		41,091		(1,993)	(4.9%)
Gross profit	56,882	59.3%	55,567	57.5%	1,315	2.4%

Operating Expenses:
Sales and marketing	16,898	17.6%	18,847	19.5%	(1,949)	(10.3%)
General and administrative	13,013	13.6%	14,399	14.9%	(1,386)	(9.6%)
Research and development	9,334	9.7%	8,882	9.2%	452	5.1%
Total operating expenses	39,245	40.9%	42,128	43.6%	(2,883)	(6.8%)
Income from operations	$17,637	18.4%	$13,439	13.9%	$4,198	31.2%

Revenue. The decrease in revenue was primarily due to the unfavorable impact of foreign currency movements that decreased revenue by approximately 4.8%. On an organic basis, the increase in growth was primarily due to increased herd health screening, new diagnostic testing programs in Asia, higher poultry testing volumes across our Asia Pacific and European regions, and higher pregnancy testing in our European and Asia Pacific regions. These increases were partially offset by lower bovine testing across most regions, primarily in Europe, and a decline in diagnostic testing related to African swine fever outbreaks in China.

Gross Profit. The increase in gross profit was primarily due to higher sales volumes as well as a 180 basis point increase in the gross profit margin. The impact from foreign currency movements increased gross profit margin by approximately 140 basis points, including the impact of hedges. The remaining increase in the gross profit margin reflected favorable product mix from higher herd health screening, as well as lower product costs.

Operating Expenses. The decrease in sales and marketing expense was primarily due to lower personnel-related costs, including cost control initiatives. The decrease in general and administrative expense was primarily due to lower third-party services. The increase in research and development expense was primarily due to increased personnel-related costs. The overall change in currency exchange rates resulted in a decrease in operating expenses of approximately 3%.

Other

The following table presents the Other results of operations:
໿

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Amount	Percentage

Revenues	$16,105		$15,872		$233	1.5%
Cost of revenue	8,487		8,533		(46)	(0.5%)
Gross profit	7,618	47.3%	7,339	46.2%	279	3.8%

Operating Expenses:
Sales and marketing	1,039	6.5%	1,382	8.7%	(343)	(24.8%)
General and administrative	1,556	9.7%	3,134	19.7%	(1,578)	(50.4%)
Research and development	1,366	8.5%	752	4.7%	614	81.6%
Total operating expenses	3,961	24.6%	5,268	33.2%	(1,307)	(24.8%)
Income from operations	$3,657	22.7%	$2,071	13.0%	$1,586	76.6%

Revenue. The increase in revenue was due to higher volumes of our OPTI Medical products and services, partially offset by lower realized prices. The impact of currency movements on revenue was immaterial.

Gross Profit. The increase in gross profit was due to a 110 basis point increase in the gross profit margin primarily due to the benefit of product mix within our OPTI Medical product line and, to a lesser extent, lower OPTI Medical product costs. These increases were partially offset by higher OPTI Medical service costs and lower realized prices. The overall change in currency exchange rates had an immaterial impact on the gross profit margin.

Operating Expenses. The decrease in sales and marketing was primarily due to lower personnel costs. The decrease in general and administrative cost was primarily due to the recovery of previously established bad debt reserves in Africa and the Middle East. The increase in research and development cost was primarily due to higher personnel-related and project costs.

Unallocated Amounts

The following table presents the Unallocated Amounts results of operations:

	For the Nine Months Ended September 30,		Change
Results of Operations (dollars in thousands)	2019	2018	Amount	Percentage

Revenues	$—	$—	$—	—
Cost of revenue	(299)	(1,706)	1,407	(82.5%)
Gross profit	299	1,706	(1,407)	(82.5%)

Operating Expenses:
Sales and marketing	354	(147)	501	(340.8%)
General and administrative	3,363	5,708	(2,345)	(41.1%)
Research and development	12,150	11,560	590	5.1%
Total operating expenses	15,867	17,121	(1,254)	(7.3%)
Loss from operations	$(15,568)	$(15,415)	$(153)	1.0%

Unallocated Amounts. The change in unallocated amounts was due to higher unallocated employee incentive costs, partially offset by lower unallocated corporate function costs, lower unallocated employee benefit costs, and lower foreign exchange losses on settlements of foreign currency denominated transactions.

Non-Operating Items

Interest Income. Interest income was $0.2 million for the nine months ended September 30, 2019, as compared to $0.9 million for the nine months ended September 30, 2018. The decrease in interest income was primarily due to the liquidation of our portfolio of marketable securities during the first quarter of 2018.

Interest Expense. Interest expense was $23.7 million for the nine months ended September 30, 2019, as compared to $26.2 million for the same period in the prior year. The decrease in interest expense was the result of lower average debt levels, offset by higher interest rates. We also realized lower interest expense from the benefit of our cross currency swaps, as well as increased capitalized interest related to the expansion of our Westbrook, Maine headquarters and relocation of our core reference laboratory in Germany.

Provision for Income Taxes. Our effective income tax rate was 18.5% for the nine months ended September 30, 2019, as compared to 16.9% for the nine months ended September 30, 2018. The increase in the effective tax rate was primarily driven by lower tax benefits from share-based compensation, partially offset by a nonrecurring item recorded in the three months ended March 31, 2018, that resulted from the 2017 Tax Cut and Jobs Act.

Liquidity and Capital Resources

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. At September 30, 2019, we had $104.0 million of cash and cash equivalents, as compared to $123.8 million on December 31, 2018. Working capital, including our Credit Facility, totaled $76.8 million at September 30, 2019, as compared to negative $116.3 million at December 31, 2018. Additionally, at September 30, 2019, we had remaining borrowing availability of $619.1 million under our $850 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at similar rates to our existing borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing on favorable terms will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example to fund significant discretionary activities, we could elect to raise capital in the U.S. through debt or equity issuances. These alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and marketable securities are generally available without restrictions to fund ordinary business operations outside the U.S.

The following table presents cash, cash equivalents and marketable securities held domestically and by our foreign subsidiaries:໿

Cash, cash equivalents and marketable securities (dollars in thousands)	September 30, 2019	December 31, 2018

U.S.	$2,133	$2,044
Foreign	101,863	121,750
Total	$103,996	$123,794

Total cash, cash equivalents and marketable securities held in U.S. dollars by our foreign subsidiaries	$2,833	$11,119

Percentage of total cash, cash equivalents and marketable securities held in U.S. dollars by our foreign subsidiaries	2.7%	9.0%

Of the $104.0 million of cash and cash equivalents held as of September 30, 2019, greater than 99% was held as bank deposits.

The following table presents additional key information concerning working capital:
໿

	For the Three Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018

Days sales outstanding(1)	41.8	41.7	42.0	42.6	44.3
Inventory turns(2)	2.0	2.1	2.0	2.3	2.1

(1)
Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2)	Inventory turns represent inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the average inventory balances at the beginning and end of each quarter.

Sources and Uses of Cash

The following table presents cash provided (used):
໿

	For the Nine Months Ended September 30,
(in thousands)	2019	2018	Dollar Change

Net cash provided by operating activities	$303,745	$264,436	$39,309
Net cash (used) provided by investing activities	(109,617)	178,446	(288,063)
Net cash used by financing activities	(212,020)	(479,993)	267,973
Net effect of changes in exchange rates on cash	(1,906)	(3,687)	1,781
Net change in cash and cash equivalents	$(19,798)	$(40,798)	$21,000

Operating Activities. The increase in cash provided by operating activities of $39.3 million was driven primarily by the increase in net income, partially offset by changes in the benefit of deferred income taxes. The following table presents cash flows from changes in operating assets and liabilities:
໿

	For the Nine Months Ended September 30,
(in thousands)	2019	2018	Dollar Change

Accounts receivable	$(24,451)	$(33,041)	$8,590
Inventories	(36,582)	(27,415)	(9,167)
Accounts payable	1,181	(1,336)	2,517
Deferred revenue	(10,826)	(6,314)	(4,512)
Other assets and liabilities	(54,770)	(58,214)	3,444
Total change in cash due to changes in operating assets and liabilities	$(125,448)	$(126,320)	$872

Cash used due to changes in operating assets and liabilities during the nine months ended September 30, 2019, as compared to the same period in the prior year, decreased approximately $0.9 million. This decrease was primarily due to lower cash used in accounts receivable as a result of the quarter-end timing on a weekend in the prior year, which resulted in certain customer payments being delayed until the start of the fourth quarter, offset by increases in inventory to meet anticipated demand.

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

Investing Activities. Cash used by investing activities was $109.6 million for the nine months ended September 30, 2019, as compared to cash provided by investing activities of $178.4 million for the same period in the prior year. This change in investing cash activity was primarily due to the sale of marketable securities in 2018, as a result of our repatriation of cash and investments held by our foreign subsidiaries, as well as increased capital spending in 2019 as we expand our Westbrook, Maine headquarters and relocate our core reference laboratory in Germany.

Financing Activities. Cash used by financing activities was $212.0 million for the nine months ended September 30, 2019, as compared to cash used by financing activities of $480.0 million for the same period in the prior year. The decrease in cash used by financing activities for the nine months ended September 30, 3019, was due to a decrease in repurchases of our common stock, as compared to the same period in the prior year, an issuance of $100 million senior notes during the first quarter of 2019, and a larger repayment on our revolving Credit Facility in 2018 from repatriated foreign cash.

Cash used to repurchase shares of our common stock decreased $102.7 million during the nine months ended September 30, 2019, primarily in the second quarter of 2019, as compared to the same period in the prior year. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 12 to the unaudited condensed consolidated financial statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Net repayment activity under our Credit Facility resulted in cash used of $169.5 million during the nine months ended September 30, 2019, as compared to $240.5 million of cash used in the same period of the prior year. At September 30, 2019, we had $229.5 million outstanding under the Credit Facility. The general availability of funds under our Credit Facility was further reduced by $1.4 million for a letter of credit that was issued in connection with claims under our workers’ compensation policy. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 ("ERISA"), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default.

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

Financial Covenant. The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization and certain other non-cash charges (“Adjusted EBITDA”) not to exceed 3.5-to-1. At September 30, 2019, we were in compliance with such covenant. The following details our consolidated leverage ratio calculation:
໿

(in thousands)	Twelve months ended
Trailing 12 Months Adjusted EBITDA:	September 30, 2019

Net income attributable to stockholders (as reported)	$422,862
Interest expense	32,222
Provision for income taxes	97,832
Depreciation and amortization	86,026
Share-based compensation expense	28,832
Adjusted EBITDA	$667,774

(in thousands)
Debt to Adjusted EBITDA Ratio:	September 30, 2019

Line of credit	$229,500
Long-term debt	696,634
Total debt	926,134
Acquisition-related contingent consideration payable	3,098
Financing leases	145
Deferred financing costs	531
Gross debt	929,908
Gross debt to Adjusted EBITDA ratio	1.39

Less: Cash and cash equivalents	(103,996)
Net debt	$825,912
Net debt to Adjusted EBITDA ratio	1.24

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at September 30, 2019, are described in Note 16 to the unaudited condensed consolidated financial statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see the section under the heading “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2018 Annual Report. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the market risks described in our 2018 Annual Report, except for the impact of foreign exchange rates, as discussed below.

Foreign Currency Exchange Impacts. Approximately 21% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies for both the three and nine months ended September 30, 2019, as compared to 21% for the three and nine months ended September 30, 2018. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated costs and expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. dollar denominated revenues.

Our foreign currency exchange impacts are comprised of three components: 1) local currency revenues and expenses; 2) the impact of hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. Based on projected revenues and expenses for the remainder of 2019, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1% strengthening of the U.S. dollar would reduce revenue by approximately $2 million and operating income by approximately $1 million. Additionally, we project our foreign currency hedge contracts in place as of September 30, 2019, would result in incremental offsetting gains of approximately $0.5 million. The impact of the intercompany and trade balances, and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have on such balances.

At our current foreign currency exchange rate assumptions, we anticipate the effect of a stronger U.S. dollar for the remainder of the year will have an unfavorable impact on our operating results by decreasing our revenues, operating profit, and diluted earnings per share for the year ending December 31, 2019, by approximately $42 million, $6 million, and $0.06 per share, respectively. This unfavorable currency impact includes a favorable impact of approximately $12 million from foreign currency hedging activity. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimates assume that the value of the U.S. dollar will reflect the euro at $1.09, the British pound at $1.26, the Canadian dollar at $0.75, and the Australian dollar at $0.67; and the Japanese yen at ¥110, the Chinese renminbi at RMB 7.22 and the Brazilian real at R$4.21 relative to the U.S. dollar for the remainder of 2019.

The following table presents the foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share as compared to the respective prior period:
໿

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018

Revenue impact	$(6,910)	$(5,892)	$(34,101)	$21,715

Operating profit impact, excluding hedge activity	$(3,024)	$(3,979)	$(15,082)	$6,619

Hedge (gains) losses - prior year	(256)	893	2,412	(935)
Hedge gains (losses) - current year	3,171	256	7,091	(2,412)
Hedging activity impact	2,915	1,149	9,503	(3,347)

Operating profit impact, including hedge activity	$(109)	$(2,830)	$(5,579)	$3,272
Diluted earnings per share impact, including hedge activity	$—	$(0.03)	$(0.05)	$0.03

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at September 30, 2019, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I. Item 1A. Risk Factors” in our 2018 Annual Report, which could materially affect our business, financial condition, or future results. There have been no material changes from the risk factors previously disclosed in the 2018 Annual Report. The risks described in our 2018 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

July 1 to July 31, 2019	14,546		$282.31	14,546	2,844,912
August 1 to August 31, 2019	145,418		$276.97	145,418	2,699,494
September 1 to September 30, 2019	171,492		$273.74	170,526	2,528,968
Total	331,456	(2)	$275.53	330,490	2,528,968

The total shares repurchased include shares purchased in the open market and shares surrendered for employee statutory tax withholding. See Note 12 to the unaudited condensed consolidated financial statements in Part I. Item 1. of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

(1)
On August 13, 1999, our Board of Directors approved and announced the repurchase of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The authorization has been increased by the Board of Directors on numerous occasions; most recently, on May 2, 2017, the maximum level of shares that may be repurchased under the program was increased from 65 million to 68 million shares. There is no specified expiration date for this share repurchase program. There were no other repurchase programs outstanding during the three months ended September 30, 2019, and no share repurchase programs expired during the period. Repurchases of 330,490 shares were made during the three months ended September 30, 2019, in transactions made pursuant to our share repurchase program.

(2)
During the three months ended September 30, 2019, we received 966 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

Item 6. Exhibits

Exhibit No.	Description

10.1
Mutual Separation Agreement, dated October 23, 2019, by and between IDEXX Laboratories Inc. and Mr. Jonathan W. Ayers (filed as Exhibit 10.1 to Current Report on Form 8-K filed October 24, 2019, File No. 0-19271, and incorporated herein by reference).

10.2
Senior Advisory Agreement, dated October 23, 2019, by and between IDEXX Laboratories Inc. and Mr. Jonathan W. Ayers (filed as Exhibit 10.2 to Current Report on Form 8-K filed October 24, 2019, File No. 0-19271, and incorporated herein by reference).

10.3
Second Amended and Restated Employment Agreement, dated October 23, 2019, by and between IDEXX Laboratories Inc. and Jonathan (Jay) Mazelsky (filed as Exhibit 10.3 to Current Report on Form 8-K filed October 24, 2019, File No. 0-19271, and incorporated herein by reference).

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

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: October 31, 2019	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

໿