Form 10-Q
period 2020-03-31
IDEXX LABORATORIES INC /DE
filed 2020-04-30
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 84,932,969 on April 27, 2020.

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term/ Abbreviation	Definition

AOCI	Accumulated other comprehensive income or loss
ASU 2016-13	ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
CAG	Companion Animal Group, a reporting segment that provides veterinarians diagnostic products and services and information management solutions that enhance the health and well-being of pets
Credit Facility	Our unsecured revolving credit facility, also referred to as line of credit
FASB	U.S. Financial Accounting Standards Board
LPD
Livestock, Poultry and Dairy, a reporting segment that provides diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve dairy efficiency

OPTI Medical
OPTI Medical Systems, Inc., a wholly-owned subsidiary of IDEXX Laboratories Inc., located in Roswell, Georgia. This business provides point-of-care and laboratory diagnostics (including electrolyte and blood gas analyzers and related consumable products) for the human medical diagnostics market. The Roswell facility also manufactures electrolytes slides (instrument consumables) to run Catalyst One®, Catalyst Dx®, and blood gas analyzers and consumables for the veterinary market; also referred to as OPTI.

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

R&D	Research and Development
Reported revenue growth	Represents the percentage change in revenue reported in accordance with U.S. GAAP, as compared to the same period in the prior year
SaaS	Software-as-a-service
SEC	U.S. Securities and Exchange Commission
Senior Note Agreements	Note purchase agreements for the private placement of senior notes, referred to as senior notes or long-term debt
U.S. GAAP	Accounting principles generally accepted in the United States of America
Water	Water, a reporting segment that provides water microbiology testing products

IDEXX LABORATORIES, INC.
Quarterly Report on Form 10-Q

໿

PART I— FINANCIAL INFORMATION
Item 1.  Financial Statements.
IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
Current Assets:
Cash and cash equivalents	$81,395	$90,326
Accounts receivable, net	299,983	269,312
Inventories	211,644	195,019
Other current assets	128,329	124,982
Total current assets	721,351	679,639
Long-Term Assets:
Property and equipment, net	546,158	533,845
Operating lease right-of-use assets	78,612	80,607
Goodwill	233,211	239,724
Intangible assets, net	57,948	58,468
Other long-term assets	248,965	240,192
Total long-term assets	1,164,894	1,152,836
TOTAL ASSETS	$1,886,245	$1,832,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$74,210	$72,172
Accrued liabilities	247,179	322,938
Line of credit	486,824	288,765
Current portion of deferred revenue	38,028	41,462
Total current liabilities	846,241	725,337
Long-Term Liabilities:
Deferred income tax liabilities	38,908	33,024
Long-term debt	697,363	698,910
Long-term deferred revenue, net of current portion	49,042	48,743
Long-term operating lease liabilities	65,343	67,472
Other long-term liabilities	81,293	81,164
Total long-term liabilities	931,949	929,313
Total liabilities	1,778,190	1,654,650

Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 105,914 shares in 2020 and 105,711 shares in 2019; Outstanding: 84,929 shares in 2020 and 85,471 shares in 2019	10,591	10,571
Additional paid-in capital	1,230,485	1,213,517
Deferred stock units: Outstanding: 144 units in 2020 and 143 units in 2019	4,508	4,462
Retained earnings	1,705,646	1,595,648
Accumulated other comprehensive loss	(55,246)	(46,182)
Treasury stock, at cost: 20,985 shares in 2020 and 20,240 shares in 2019	(2,788,310)	(2,600,543)
Total IDEXX Laboratories, Inc. stockholders’ equity	107,674	177,473
Noncontrolling interest	381	352
Total stockholders’ equity	108,055	177,825
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,886,245	$1,832,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Revenue:
Product revenue	$364,773	$334,058
Service revenue	261,563	241,998
Total revenue	626,336	576,056
Cost of Revenue:
Cost of product revenue	125,454	117,383
Cost of service revenue	141,292	127,076
Total cost of revenue	266,746	244,459
Gross profit	359,590	331,597
Expenses:
Sales and marketing	116,143	106,584
General and administrative	65,812	60,361
Research and development	33,310	31,514
Income from operations	144,325	133,138
Interest expense	(7,692)	(8,386)
Interest income	140	40
Income before provision for income taxes	136,773	124,792
Provision for income taxes	24,917	22,083
Net income	111,856	102,709
Less: Net income attributable to noncontrolling interest	29	28
Net income attributable to IDEXX Laboratories, Inc. stockholders	$111,827	$102,681

Earnings per Share:
Basic	$1.31	$1.19
Diluted	$1.29	$1.17
Weighted Average Shares Outstanding:
Basic	85,427	86,204
Diluted	86,705	87,549

The accompanying notes are an integral part of these condensed consolidated financial statements.
໿

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Net income	$111,856	$102,709
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(22,206)	(1,423)
Unrealized gain on Euro-denominated notes, net of tax expense of $330 in 2020 and $466 in 2019	1,047	1,480
Unrealized (loss) gain on investments, net of tax (benefit) expense of $(89) in 2020 and $128 in 2019	(279)	407
Unrealized gain (loss) on derivative instruments:
Unrealized gain on foreign currency exchange contracts, net of tax expense of $2,052 in 2020 and $224 in 2019	9,426	1,043
Unrealized gain on cross currency swaps, net of tax expense of $869 in 2020 and $307 in 2019	4,049	1,431
Reclassification adjustment for gain included in net income, net of tax (expense) of $(240) in 2020 and $(249) in 2019	(1,101)	(1,162)
Unrealized gain on derivative instruments	12,374	1,312
Other comprehensive (loss) gain, net of tax	(9,064)	1,776
Comprehensive income	102,792	104,485
Less: Comprehensive income attributable to noncontrolling interest	29	28
Comprehensive income attributable to IDEXX Laboratories, Inc.	$102,763	$104,457

The accompanying notes are an integral part of these condensed consolidated financial statements.
໿

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
Balance December 31, 2018	105,087	$10,509	$1,138,216	$4,524	$1,167,928	$(41,791)	$(2,288,899)	$280	$(9,233)
Net income	—	—	—	—	102,681	—	—	28	102,709
Other comprehensive income, net	—	—	—	—	—	1,776	—	—	1,776
Repurchases of common stock, net	—	—	—	—	—	—	(61,135)	—	(61,135)
Common stock issued under stock plans	258	26	11,393	—	—	—	—	—	11,419
Share-based compensation cost	—	—	6,266	68	—	—	—	—	6,334
Balance March 31, 2019	105,345	$10,535	$1,155,875	$4,592	$1,270,609	$(40,015)	$(2,350,034)	$308	$51,870

Balance December 31, 2019	105,711	$10,571	$1,213,517	$4,462	$1,595,648	$(46,182)	$(2,600,543)	$352	$177,825
Cumulative effect of accounting changes (Note 2)	—	—	—	—	(1,829)	—	—	—	(1,829)
Net income	—	—	—	—	111,827	—	—	29	111,856
Other comprehensive loss, net	—	—	—	—	—	(9,064)	—	—	(9,064)
Repurchases of common stock, net	—	—	—	—	—	—	(187,767)	—	(187,767)
Common stock issued under stock plans	203	20	9,730	—	—	—	—	—	9,750
Share-based compensation cost	—	—	7,238	46	—	—	—	—	7,284
Balance March 31, 2020	105,914	$10,591	$1,230,485	$4,508	$1,705,646	$(55,246)	$(2,788,310)	$381	$108,055

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net income	$111,856	$102,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,204	21,355
Provision for credit losses	4,229	365
Benefit of deferred income taxes	2,853	3,294
Share-based compensation expense	7,284	6,334
Other	(13)	263
Changes in assets and liabilities:
Accounts receivable	(38,062)	(33,421)
Inventories	(14,434)	(14,521)
Other assets and liabilities	(64,881)	(49,601)
Accounts payable	(1,755)	699
Deferred revenue	(2,410)	(3,098)
Net cash provided by operating activities	27,871	34,378
Cash Flows from Investing Activities:
Purchases of property and equipment	(49,002)	(38,206)
Acquisitions of intangible assets	(668)	—
Net cash used by investing activities	(49,670)	(38,206)
Cash Flows from Financing Activities:
Borrowing (repayments) on revolving credit facilities, net	198,110	(52,024)
Issuance of senior notes	—	100,000
Debt issuance costs	—	(30)
Payment of acquisition-related contingent consideration	—	(573)
Repurchases of common stock, net	(182,815)	(54,302)
Proceeds from exercises of stock options and employee stock purchase plans	10,210	11,551
Shares withheld for statutory tax withholding on restricted stock	(8,604)	(7,403)
Net cash provided (used) by financing activities	16,901	(2,781)
Net effect of changes in exchange rates on cash	(4,033)	(569)
Net decrease in cash and cash equivalents	(8,931)	(7,178)
Cash and cash equivalents at beginning of period	90,326	123,794
Cash and cash equivalents at end of period	$81,395	$116,616

Supplemental Cash Flow Information:
Cash paid for income taxes	$12,020	$8,717
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$14,123	$9,007

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2019, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year or any future period, particularly in light of the COVID-19 pandemic and its effects on the domestic and global economies as described below. These unaudited condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and our Annual Report on Form 10-K for the year ended December 31, 2019, (the “2019 Annual Report”) filed with the SEC.

To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home policies and social distancing procedures and guidelines, causing some businesses, including those that we serve, to adjust, reduce, or suspend business and operating activities. The primary impacts of the COVID-19 pandemic have been seen in our CAG business. While veterinary care is widely recognized as an “essential” service for pet owners, and veterinarians continue to deliver essential medical care for sick and injured pets, stay-at-home policies being deployed to combat the spread of COVID-19 have resulted in a decrease in companion animal clinical visits, including delay of elective procedures and wellness visits. While our reference laboratories and manufacturing facilities are operating and have been designated as essential businesses, disruptions or reductions to operations may occur as the impacts from the COVID-19 pandemic and related responses continue to develop. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition, including the potential for write-offs or impairments of assets and suspension of capital investments, will depend on future developments. We are unable to predict with certainty the effects of the COVID-19 pandemic on our customers, suppliers, and vendors, as well as the actions of governments, and when and to what extent normal economic and operating conditions can resume; these effects may differ from those assumed in our projected estimates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic impact that has occurred or may occur in the future.

The preparation of our condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. We have made estimates of the impact of the COVID-19 pandemic within our financial statements, and our actual results may differ from these estimates and there may be changes to those estimates in future periods.

We have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q in the "Glossary of Terms and Selected Abbreviations."

NOTE 2. ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three months ended March 31, 2020, are consistent with those discussed in Note 2 to the consolidated financial statements in our 2019 Annual Report, except as noted below.

New Accounting Pronouncements Adopted

We adopted ASU 2018-13, Fair Value Measurement (Topic 820), as of January 1, 2020, which modifies the disclosure requirements on fair value measurements under ASC Topic No. 820, Fair Value Measurement, as amended (“ASC 820”). ASU 2018-13 removes (a) the prior requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy contained in ASC 820, (b) the policy for timing of transfers between levels, and (c) the valuation processes used for Level 3 fair value measurements. ASU 2018-13 also adds, among other things, a requirement to disclose the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. The adoption did not have a material impact on our consolidated financial statements.
Effective January 1, 2020, we adopted ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” using the modified retrospective transition method. This ASU amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables and leased equipment. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. We recorded a non-cash cumulative effect adjustment to retained earnings of $1.8 million, net of $0.6 million of income taxes, on our opening consolidated balance sheet as of January 1, 2020. This adjustment, before the impact of income taxes, was comprised of $2.2 million related to our contract assets and sales-type leases, and $0.2 million related to accounts receivable. See Note 6. Credit Losses, for more information on our presentation of credit losses.

New Accounting Pronouncements Not Yet Adopted

For a discussion of other accounting standards that have been issued by the FASB prior to January 1, 2020, but are not yet effective, refer to Note 2. Summary of Significant Accounting Policies - New Accounting Pronouncements Not Yet Adopted in our 2019 Annual Report.

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

Lease Revenue. Revenues from instrument rental agreements and reagent rental programs are recognized either as operating leases on a ratable basis over the term of the agreement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental agreements in equal monthly amounts over the term of the rental agreement. Our reagent rental programs provide our customers the right to use our instruments upon entering into agreements to purchase specified amounts of consumables, which are considered embedded leases. For some agreements, the customers are provided with the right to purchase the instrument at the end of the lease term. Lease revenues from these agreements are presented in product revenue on our unaudited condensed consolidated income statement. Lease revenue was approximately $4.2 million and $4.6 million for the three months ended March 31, 2020 and 2019, respectively, including both operating leases and sales-type leases under ASC 842, Leases, for leases entered into after January 1,2019, and ASC 840, Leases, for leases entered into prior to 2019. See below for revenue recognition under our reagent rental programs.

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

On December 31, 2019, our deferred revenue related to extended warranties and post-contract support was $38.0 million, of which approximately $13.7 million was recognized during the three months ended March 31, 2020. Furthermore, as a result of new agreements, our deferred revenue related to extended warranties and post-contract support was $36.6 million at March 31, 2020. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $23.1 million at March 31, 2020, of which approximately 29%, 34%, 22%, 10%, and 5% are expected to be recognized during the remainder of 2020, the full years 2021, 2022, 2023, and thereafter, respectively. Additionally, we have determined these agreements do not include a significant financing component.

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

On December 31, 2019, our capitalized customer acquisition costs were $137.4 million, of which approximately $10.3 million was recognized as a reduction of revenue during the three months ended March 31, 2020. Furthermore, as a result of new up-front customer loyalty payments, net of subsequent recognition, our capitalized customer acquisition costs were $138.2 million at March 31, 2020. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the three months ended March 31, 2020, were not material.

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

On December 31, 2019, our volume commitment contract assets were $83.9 million, of which approximately $4.9 million was reclassified to accounts receivable when customers were billed for related products and services during the three months ended March 31, 2020. Furthermore, as a result of new placements under volume commitment programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses upon adoption of ASU 2016-13, our contract assets were $87.9 million at March 31, 2020. We monitor customer purchases over the term of their agreement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the three months ended March 31, 2020, were not material.

For our up-front customer loyalty and volume commitment programs, we estimate future revenues related to multi-year agreements to be approximately $1.9 billion, of which approximately 19%, 23%, 21%, 18%, and 19% are expected to be recognized during the remainder of 2020, the full years 2021, 2022, 2023, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to purchase goods and services, net of the expected revenue reductions from customer acquisition costs and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

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

On December 31, 2019, our deferred revenue related to instrument rebate programs was $49.1 million, of which approximately $4.4 million was recognized when customers purchased eligible products and services and earned rebates during the three months ended March 31, 2020. Furthermore, as a result of new instrument purchases under rebate programs, net of subsequent recognition, our deferred revenue was $46.5 million at March 31, 2020, of which approximately 27%, 28%, 20%, 13%, and 12% are expected to be recognized during the remainder of 2020, the full years 2021, 2022, 2023, and thereafter, respectively.

Reagent Rental Programs. Our reagent rental programs provide our customers the right to use our instruments upon entering into multi-year agreements to purchase annual minimum amounts of consumables. These types of agreements include an embedded lease for the right to use our instrument and we determine the amount of lease revenue allocated to the instrument based on relative standalone selling prices. We evaluate the terms of these embedded leases to determine classification as either a sales-type lease or an operating lease.

Sales-type Reagent Rental Programs. Our reagent rental programs that effectively transfer control of instruments to our customers are classified as sales-type leases and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is transferred to accounts receivable when customers are billed for future products and services over the term of the contract. On December 31, 2019, our lease receivable assets were $7.2 million, of which approximately $0.4 million was reclassified to accounts receivable when customers were billed for related products and services during the three months ended March 31, 2020. Furthermore, as a result of new placements under sales-type reagent rental programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses upon adoption of ASU 2016-13, our lease receivable assets were $7.7 million at March 31, 2020. The impacts of discounting and unearned income at March 31, 2020, were not material. Profit and loss recognized at the commencement date and interest income during the three months ended March 31, 2020, were not material. We monitor customer purchases over the term of their agreement to assess the realizability of our lease receivable assets. Impairments during the three months ended March 31, 2020, were not material.

Operating-type Reagent Rental Programs. Our reagent rental programs that do not effectively transfer control of instruments to our customers are classified as operating leases and we recognize instrument revenue and costs ratably over the term of the agreement. The cost of the instrument is capitalized within property and equipment. During the three months ended March 31, 2020 and 2019, we transferred instruments of $2.3 million and $2.0 million, respectively, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental programs of approximately $28.8 million, of which approximately 30%, 32%, 20%, 10%, and 8% are expected to be recognized during the remainder of 2020, the full years 2021, 2022, 2023, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of any expected price adjustments, and as a result, may be lower than stated contractual commitments by our customers.

Other Customer Incentive Programs. Certain agreements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified purchase threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method for incentives that are offered to individual customers and the expected-value method for programs that are offered to a broad group of customers. Revenue adjustments that relate to performance obligations satisfied in prior periods during the three months ended March 31, 2020, were not material. Refund obligations related to customer incentive programs are recorded in accrued liabilities for the actual issuance of incentives, incentives earned but not yet issued and estimates of incentives to be earned in the future.

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

Accounts Receivable. We recognize revenue when it is probable that we will collect substantially all of the consideration to which we will be entitled, based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. We have no significant customers that accounted for greater than 10% of our consolidated revenues, and we have no concentration of credit risk as of March 31, 2020.

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

The following table presents disaggregated revenue by major product and service categories:໿

(in thousands)	For the Three Months Ended March 31,
	2020	2019
CAG segment revenue:
CAG Diagnostics recurring revenue:	$487,925	$443,791
IDEXX VetLab consumables	188,713	167,211
Rapid assay products	57,430	54,431
Reference laboratory diagnostic and consulting services	220,261	202,658
CAG Diagnostics services and accessories	21,521	19,491
CAG Diagnostics capital - instruments	23,833	28,749
Veterinary software, services and diagnostic imaging systems	40,238	36,378
CAG segment revenue	551,996	508,918

Water segment revenue	34,149	30,310
LPD segment revenue	34,154	31,506
Other segment revenue	6,037	5,322
Total revenue	$626,336	$576,056

Revenue by principal geographic area, based on customers’ domiciles, was as follows:໿

(in thousands)	For the Three Months Ended March 31,
	2020	2019
United States	$396,783	$358,288
Europe, the Middle East and Africa	129,766	121,746
Asia Pacific Region	63,512	60,075
Canada	24,247	23,224
Latin America	12,028	12,723
Total	$626,336	$576,056

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

On December 31, 2019, our deferred commission costs, included within other assets, were $15.6 million, of which approximately $1.4 million of commission expense was recognized during the three months ended March 31, 2020. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $16.0 million at March 31, 2020. Impairments of deferred commission costs during the three months ended March 31, 2020, were not material.

NOTE 4. ACQUISITIONS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range and customer base or expanding our existing product lines. From time to time we may acquire the assets of small reference labs that we account for as an asset purchase.

During the fourth quarter of 2019 we acquired the assets of a multi-site reference laboratory in the midwest of the U.S. for $50.0 million in cash. This acquisition expands our national reference laboratory presence in the U.S., and was accounted for as a business combination. We finalized the valuation the fair value of the assets acquired during the first quarter of 2020. The fair value of the assets acquired consists of $26.9 million in intangible assets, primarily for customer relationships, with a weighted average life of 13.8 years, $0.2 million of tangible assets, and $22.9 million of goodwill, representing synergies within our reference laboratory portfolio. The goodwill is expected to be deductible for income tax purposes.

NOTE 5. SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units, and employee stock purchase rights awarded during the three months ended March 31, 2020, totaled $36.3 million as compared to $34.4 million for the three months ended March 31, 2019. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at March 31, 2020, was $75.1 million, which will be recognized over a weighted average period of approximately 1.9 years. During the three months ended March 31, 2020, we recognized expenses of $7.3 million as compared to $6.3 million for the three months ended March 31, 2019, related to share-based compensation.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Three Months Ended March 31,
	2020	2019

Share price at grant	$288.78	$206.94
Expected stock price volatility	27%	26%
Expected term, in years	6.0	6.0
Risk-free interest rate	1.5%	2.5%
Weighted average fair value of options granted	$84.21	$63.55

NOTE 6. CREDIT LOSSES

We are exposed to credit losses primarily through our sales of products and services to our customers. We maintain allowances for credit losses for potentially uncollectible receivables. We base our estimates on a detailed analysis of specific customer situations and a percentage of our accounts receivable by aging category. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current economic conditions. See Note 2. Accounting Policies, for more information on our adoption of ASU 2016-13 on January 1, 2020, using the modified retrospective transition method.

Additional allowances may be required if either the financial condition of our customers was to deteriorate, or a strengthening U.S. dollar impacts the ability of foreign customers to make payments to us on their U.S. dollar-denominated purchases. We monitor our ongoing credit exposure through active review of counterparty balances against contract terms and due dates. Our activities include timely account reconciliations, dispute resolution and payment confirmations. We may employ collection agencies and legal counsel to pursue recovery of defaulted receivables.

Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We may require collateralized asset support or a prepayment to mitigate credit risk. We do not have any off-balance sheet credit exposure related to our customers.

Accounts Receivable

The allowance for credit losses associated with accounts receivable was $7.0 million and $3.6 million at March 31, 2020 and December 31, 2019, respectively. Accounts receivable reflected on the balance sheet is net of this reserve. Based on an aging analysis, at March 31, 2020, approximately 84% of our accounts receivable had not yet reached the invoice due date and approximately 16% was considered past due. Of the amounts that were past due, approximately 1.3% was greater than 60 days past due. At December 31, 2019, approximately 84% of our accounts receivable had not yet reached the invoice due date and approximately 16% was considered past due. Of the amounts that were past due, approximately 1.5% was greater than 60 days past due.

Contract assets and lease receivables

The allowance for credit losses associated with the contract assets and lease receivables was $2.9 million, at March 31, 2020. The assets reflected on the balance sheet are net of these reserves. Historically, we have experienced low credit loss rates on our customer commitment programs and lease receivables. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

NOTE 7. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The components of inventories were as follows:

(in thousands)	March 31, 2020	December 31, 2019

Raw materials	$42,290	$41,202
Work-in-process	20,970	20,077
Finished goods	148,384	133,740
Inventories	$211,644	$195,019

໿

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

Maturities of operating lease liabilities were as follows:

(in thousands, except lease term and discount rate)	March 31, 2020

2020 (remainder of year)	$13,498
2021	17,676
2022	14,695
2023	10,300
2024	6,813
Thereafter	33,376
Total lease payments	96,358
Less imputed interest	(15,522)
Total	$80,836

Current operating lease liabilities, included in accrued liabilities	$15,493
Long-term operating lease liabilities	$65,343

Weighted average remaining lease term - operating leases	10.2 years

Weighted average discount rate - operating leases	3.5%

Total minimum future lease payments of approximately $4.4 million for leases that have not commenced as of March 31, 2020, are not included in the condensed consolidated financial statements, as we do not yet control the underlying assets. These leases are expected to commence between 2020 and 2021 with lease terms of approximately 5 years to 11 years.

Rent expense charged to operations under operating leases was approximately $5.4 million and $5.2 million during the three months ended March 31, 2020 and 2019, respectively. Variable rent and short-term lease expenses were not material.

Supplemental cash flow information for leases was as follows:

(in thousands)	For the Three Months Ended March 31, 2020

Cash paid for amounts included in the measurement of operating leases liabilities	$5,015
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations	$2,796

NOTE 9. OTHER CURRENT AND LONG-TERM ASSETS

Other current assets consisted of the following:໿

(in thousands)	March 31, 2020	December 31, 2019

Customer acquisition costs	$39,719	$39,329
Prepaid expenses	32,403	31,992
Contract assets, net	18,670	17,659
Taxes receivable	15,150	20,516
Deferred sales commissions	5,302	5,202
Other assets	17,085	10,284
Other current assets	$128,329	$124,982

Other long-term assets consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Customer acquisition costs	$98,463	$98,117
Contract assets, net	69,196	66,226
Taxes receivable	14,960	14,960
Investment in long-term product supply arrangements	13,785	13,657
Deferred sales commissions	10,672	10,442
Deferred income taxes	7,172	8,100
Other assets	34,717	28,690
Other long-term assets	$248,965	$240,192

໿

NOTE 10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019

Accrued employee compensation and related expenses	$71,568	$127,174
Accrued expenses	66,742	86,296
Accrued customer incentives and refund obligations	60,025	63,079
Accrued taxes	33,351	31,108
Current lease liabilities	15,493	15,281
Accrued liabilities	$247,179	$322,938

໿

Other long-term liabilities consisted of the following:໿

(in thousands)	March 31, 2020	December 31, 2019

Accrued taxes	$68,118	$67,463
Other accrued long-term expenses	13,175	13,701
Other long-term liabilities	$81,293	$81,164

NOTE 11. DEBT

Senior Notes

The following describes all of our currently outstanding unsecured senior notes issued and sold in private placements (collectively, the "Senior Notes") as of March 31, 2020:

(Principal Amount in thousands)

Issue Date	Due Date	Series	Principal Amount	Coupon Rate	Senior Note Agreement (1)

12/11/2013	12/11/2023	2023 Series A Notes	$75,000	3.94%	NY Life 2013 Note Agreement
12/11/2013	12/11/2025	2025 Series B Notes	$75,000	4.04%	NY Life 2013 Note Agreement
09/04/2014	09/04/2026	2026 Senior Notes	$75,000	3.72%	NY Life 2014 Note Agreement
07/21/2014	07/21/2021	2021 Series A Notes	$50,000	3.32%	Prudential 2015 Amended Agreement
07/21/2014	07/21/2024	2024 Series B Notes	$75,000	3.76%	Prudential 2015 Amended Agreement
06/18/2015	06/18/2025	2025 Series C Notes	€88,857	1.785%	Prudential 2015 Amended Agreement
02/12/2015	02/12/2022	2022 Series A Notes	$75,000	3.25%	MetLife 2014 Note Agreement
02/12/2015	02/12/2027	2027 Series B Notes	$75,000	3.72%	MetLife 2014 Note Agreement
03/14/2019	03/14/2029	2029 Series C Notes	$100,000	4.19%	MetLife 2014 Note Agreement
(1) In each case, as amended.

Senior Notes - Subsequent Event

The following describes unsecured senior notes issued and sold in private placements after March 31, 2020:

(Principal Amount in thousands)

Issue Date	Due Date	Series	Principal Amount	Coupon Rate	Senior Note Agreement (1)

04/02/2020	04/02/2030	MetLife 2030 Series D Notes	$125,000	2.50%	MetLife 2014 Note Agreement
04/14/2020	04/14/2030	Prudential 2030 Series D Notes	$75,000	2.50%	Prudential 2015 Amended Agreement
(1) In each case, as amended.

MetLife 2014 Note Agreement

On March 23, 2020, we entered into the Second Amendment to the MetLife 2014 Note Agreement (the “MetLife Second Amendment”), in order to (i) increase the facility size from $150 million to $300 million, (ii) extend the facility issuance period to December 20, 2022, (iii) make various implementing and administrative changes in order to facilitate a $125 million notes issuance on April 2, 2020 and (iv) allow the amount available to be issued under the facility to equal $300 million less the amount of notes outstanding from time to time during the issuance period.

On April 2, 2020, we issued and sold to MetLife and other purchasers $125 million of our unsecured senior notes (the “MetLife 2030 Series D Notes”) pursuant to the MetLife Second Amendment. The entire outstanding principal balance of the MetLife 2030 Series D Notes is due and payable on April 2, 2030, and the MetLife 2030 Series D Notes bear interest at the rate of 2.50% per annum. We anticipate using the proceeds received from the MetLife 2030 Series D Notes for general corporate purposes.

Prudential 2015 Amended Agreement

On April 10, 2020, we entered into the Second Amendment to the Prudential 2015 Amended Agreement (the “Prudential Second Amendment”), in order to (i) increase the facility size to $425 million, (ii) extend the facility issuance period to April 10, 2023, (iii) make various implementing and administrative changes in order to facilitate a $75 million notes issuance on April 14, 2020, (iv) allow the amount available to be issued under the facility to equal $425 million less the amount of notes outstanding from time to time during the issuance period and (v) modify several defined terms, schedules and covenant baskets in the Prudential 2015 Amended Agreement to create additional operating flexibility, and in particular to align such provisions with similar modifications we made substantially concurrently in our other debt facilities.

On April 14, 2020, we issued and sold to Prudential and other purchasers $75 million of our unsecured senior notes (the “Prudential 2030 Series D Notes”) pursuant to the Prudential Second Amendment. The entire outstanding balance of the Prudential 2030 Series D Notes is due and payable on April 14, 2030, and the Prudential 2030 Series D Notes bear interest at the rate of 2.50% per annum. We anticipate using the proceeds received from the Prudential 2030 Series D Notes for general corporate purposes.

NY Life 2013 and 2014 Note Agreements

On April 10, 2020, we amended the NY Life 2013 Note Agreement and the NY Life 2014 Note Agreement by entering into two Amendments to Note Purchase Agreement with New York Life Insurance Company and the other parties thereto, which modified several defined terms, schedules and covenant baskets in the NY Life 2013 Agreement and the NY Life 2014 Note Agreement to create additional operating flexibility, and in particular to align such provisions with similar modifications we made substantially concurrently in our other debt facilities.

Credit Facility - Subsequent Event

On April 14, 2020, we, along with IDEXX Distribution, Inc., IDEXX Operations, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation, IDEXX Europe B.V., and IDEXX Holding B.V., our wholly-owned subsidiaries (whether directly or indirectly held) (collectively, the “Borrowers”), entered into a third amended and restated credit agreement (the "Credit Agreement") relating to a three-year unsecured revolving credit facility in the principal amount of $1 billion, among the Borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and the other parties thereto.

The Credit Agreement amends and restates that certain second amended and restated credit agreement dated as of December 4, 2015, (which provided for a $850 million five-year unsecured revolving credit facility) to extend the maturity to April 14, 2023 and to increase the aggregate commitments available for borrowing by the Borrowers to $1 billion with the option to increase the aggregate commitments by $250 million, for an aggregate maximum of up to $1.25 billion, subject to the Borrowers obtaining commitments from existing or new lenders and satisfying other conditions specified in the Credit Agreement.

NOTE 12. REPURCHASES OF COMMON STOCK

We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three months ended March 31, 2020 and 2019, was not material.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrender:

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2020	2019

Shares repurchased in the open market	721	267
Shares acquired through employee surrender for statutory tax withholding	30	36
Total shares repurchased	751	303

Cost of shares repurchased in the open market	$179,623	$53,862
Cost of shares for employee surrenders	8,604	7,403
Total cost of shares	$188,227	$61,265

Average cost per share - open market repurchases	$249.20	$201.41
Average cost per share - employee surrenders	$288.78	$206.35
Average cost per share - total	$250.77	$202.00

໿
໿

NOTE 13. INCOME TAXES

Our effective income tax rate was 18.2% for the three months ended March 31, 2020, as compared to 17.7% for the three months ended March 31, 2019. The increase in our effective tax rate for the three months ended March 31, 2020, as compared to the same period in the prior year, was primarily driven by regional earnings mix, with relatively lower statutory earnings subject to lower international tax rates than domestic tax rates, partially offset by higher tax benefits from share-based compensation.

The effective tax rate for the three months ended March 31, 2020, differed from the U.S. statutory tax rate of 21% primarily due to tax benefits from share-based compensation.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, consisted of the following:

	For the Three Months Ended March 31, 2020
		Unrealized (Loss) Gain on Cash Flow Hedges, Net of Tax	Unrealized Gain on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized Gain (Loss) on Investments, Net of Tax	Foreign Currency Exchange Contracts	Euro-Denominated Notes	Cross Currency Swaps	Cumulative Translation Adjustment	Total

Balance as of December 31, 2019	$110	$(736)	$1,396	$3,467	$(50,419)	$(46,182)
Other comprehensive (loss) income before reclassifications	(279)	9,426	1,047	4,049	(22,206)	(7,963)
Gain reclassified from accumulated other comprehensive income	—	(1,101)	—	—	—	(1,101)
Balance as of March 31, 2020	$(169)	$7,589	$2,443	$7,516	$(72,625)	$(55,246)

໿

	For the Three Months Ended March 31, 2019
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax	Unrealized (Loss) Gain on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized (Loss) Gain on Investments, Net of Tax	Foreign Currency Exchange Contracts	Euro-Denominated Notes	Cross Currency Swaps	Cumulative Translation Adjustment	Total

Balance as of December 31, 2018	$(157)	$6,229	$(394)	$1,360	$(48,829)	$(41,791)
Other comprehensive income (loss) before reclassifications	407	1,043	1,480	1,431	(1,423)	2,938
Gain reclassified from accumulated other comprehensive income	—	(1,162)	—	—	—	(1,162)
Balance as of March 31, 2019	$250	$6,110	$1,086	$2,791	$(50,252)	$(40,015)

The following tables present components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended March 31,
		2020	2019
Gain on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$1,341	$1,411
	Tax expense	240	249
	Gain, net of tax	$1,101	$1,162

NOTE 15. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to our stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the total unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase our common stock at the average market price during the period. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent. See Note 5 to the consolidated financial statements in our 2019 Annual Report for additional information regarding deferred stock units.

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Three Months Ended March 31,
	2020	2019

Shares outstanding for basic earnings per share	85,427	86,204

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	85,427	86,204
Dilutive effect of share-based payment awards	1,278	1,345
	86,705	87,549

໿
໿

Certain awards and options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Three Months Ended March 31,
	2020	2019

Weighted average number of shares underlying anti-dilutive awards	34	1
Weighted average number of shares underlying anti-dilutive options	197	463

໿

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

See "Note 8. Leases", for more information regarding our lease commitments.

Contingencies and Guarantees

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could exceed our accruals. At March 31, 2020, our accruals with respect to actual and threatened litigation were not material.

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

We have had no significant changes to our contingencies and guarantees discussed in Note 15 to the consolidated financial statements in our 2019 Annual Report.

NOTE 17. SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. Our reportable segments include diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve dairy efficiency, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment combines and presents products for the human medical diagnostics ("OPTI Medical") market with our out-licensing arrangements. Assets are not allocated to segments for internal reporting purposes.

Effective January 1, 2020, we modified our management reporting to the Chief Operating Decision Maker to provide a more comprehensive view of the performance of our operating segments by including costs that previously were not allocated to our segments. Prior to January 1, 2020, certain costs were not allocated to our operating segments and were instead reported under the caption “Unallocated Amounts”. These costs primarily consist of our R&D function, regional or country expenses and unusual items. Corporate support function costs (such as information technology, facilities, human resources, finance and legal), health benefits and incentive compensation were charged to our business segments at pre-determined budgeted amounts or rates. Beginning January 1, 2020, the segments will reflect these actual costs allocated to the segment based on various allocation methods, including revenue and headcount. Foreign exchange losses on settlements of foreign currency denominated transactions are not allocated to our operating segments and are instead reported within our Other reporting segment.

The following table reflects adjustments to previously reported costs in our Unallocated segment, that are now allocated to our CAG, Water, LPD and Other segments for the three months ended March 31, 2019:

(in thousands)
	CAG	Water	LPD	Other	Unallocated

Cost of sales	$(182)	$(8)	$(10)	$(4)	$204
Gross profit	182	8	10	4	(204)

Operating Expenses:
Sales and marketing	$129	$6	$7	$—	$(142)
General and administrative	(202)	(40)	(47)	215	74
Research and development	3,558	9	11	—	(3,578)
Total operating expenses	3,485	(25)	(29)	215	(3,646)
Income from operations	$(3,303)	$33	$39	$(211)	$3,442

The following is a summary of segment performance:

(in thousands)	For the Three Months Ended March 31,
	CAG	Water	LPD	Other	Consolidated Total
2020
Revenue	$551,996	$34,149	$34,154	$6,037	$626,336

Income from operations	$118,659	$15,882	$9,663	$121	$144,325
Interest expense, net					(7,552)
Income before provision for income taxes					136,773
Provision for income taxes					24,917
Net income					111,856
Less: Net income attributable to noncontrolling interest					29
Net income attributable to IDEXX Laboratories, Inc. stockholders					$111,827

2019
Revenue	$508,918	$30,310	$31,506	$5,322	$576,056

Income from operations	$111,719	$13,815	$6,289	$1,315	$133,138
Interest expense, net					(8,346)
Income before provision for income taxes					124,792
Provision for income taxes					22,083
Net income					102,709
Less: Net income attributable to noncontrolling interest					28
Net income attributable to IDEXX Laboratories, Inc. stockholders					$102,681

See “Note 3. Revenue Recognition” for a summary of disaggregated revenue by reportable segment and by major product and service category for the three months ended March 31, 2020 and 2019.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2020.

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

The amounts outstanding under our unsecured revolving credit facility (“Credit Facility” or “line of credit”) and senior notes (“long-term debt”) are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $790.7 million and $698.0 million, respectively, as of March 31, 2020, and $753.6 million and $699.4 million, respectively, as of December 31, 2019.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2020

Assets
Money market funds(1)	$76	$—	$—	$76
Equity mutual funds(2)	$1,278	$—	$—	$1,278
Cross currency swaps(3)	$—	$9,883	$—	$9,883
Foreign currency exchange contracts(3)	$—	$9,643	$—	$9,643
Liabilities
Foreign currency exchange contracts(3)	$—	$39	$—	$39
Deferred compensation(4)	$1,278	$—	$—	$1,278

(in thousands)
As of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019

Assets
Money market funds(1)	$71	$—	$—	$71
Equity mutual funds(2)	$1,676	$—	$—	$1,676
Cross currency swaps(3)	$—	$4,559	$—	$4,559
Foreign currency exchange contracts(3)	$—	$1,791	$—	$1,791
Liabilities
Foreign currency exchange contracts(3)	$—	$2,886	$—	$2,886
Deferred compensation(4)	$1,676	$—	$—	$1,676

(1)
Money market funds with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of March 31, 2020 and December 31, 2019, consisted of demand deposits.

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

We recognize all hedging instruments on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See “Note 14. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on our unaudited condensed consolidated statements of income for the three months ended March 31, 2020 and 2019.

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

We did not de-designate any instruments from hedge accounting treatment during either the three months ended March 31, 2020 or 2019.  At March 31, 2020, the estimated amount of net gains, net of tax, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $6.5 million if exchange rates do not fluctuate from the levels at March 31, 2020.

We hedge approximately 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $202.3 million and $210.9 million at March 31, 2020 and December 31, 2019, respectively.

The following tables present the effect of cash flow hedge accounting on our unaudited condensed consolidated statements of income and comprehensive income, and provide information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)		Three Months Ended March 31,
		2020	2019

Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$266,746	$244,459
Foreign exchange contracts
Amount of gain reclassified from accumulated other comprehensive income into income		$1,341	$1,411

Net Investment Hedges

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded gains of $1.0 million and $1.5 million, net of tax, within AOCI as a result of this net investment hedge for the three months ended March 31, 2020 and 2019, respectively. The related cumulative unrealized gain recorded at March 31, 2020, will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or a portion of the hedge no longer qualifies for hedge accounting treatment. See Note 12 to the consolidated financial statements included in our 2019 Annual Report for further information regarding the issuance of these euro-denominated notes.

During May 2018, January 2019, March 2019, and November 2019, we entered into cross currency swap contracts as a hedge of our net investment in foreign operations to offset foreign currency translation gains and losses on the net investment. The cross currency swaps have a maturity date of June 30, 2023. At maturity of the cross currency swap contracts, we will deliver the notional amount of €90.0 million and will receive approximately $104.5 million from the counterparties. The change in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. During the three months ended March 31, 2020 and 2019, we recorded gains of $4.0 million and $1.4 million, net of tax, within AOCI as a result of these net investment hedges, respectively. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and, thus is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $0.7 million and $0.5 million related to the excluded component as a reduction of interest expense for the three months ended March 31, 2020 and 2019, respectively.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following derivative instruments, unless otherwise noted:

(in thousands)		Hedging Assets
		March 31, 2020	December 31, 2019

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$8,346	$1,791
Cross currency swaps	Other long-term assets	9,883	4,559
Foreign currency exchange contracts	Other long-term assets	1,297	—
Total derivative instruments presented as hedge instruments on the balance sheet		19,526	6,350
Gross amounts subject to master netting arrangements not offset on the balance sheet		(39)	(1,354)
Net amount		$19,487	$4,996

໿

(in thousands)		Hedging Liabilities
		March 31, 2020	December 31, 2019

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$39	$2,886
Total derivative instruments presented as cash flow hedges on the balance sheet		39	2,886
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet(1)	Long-term debt	98,045	99,422
Total hedging instruments presented on the balance sheet		98,084	102,308
Gross amounts subject to master netting arrangements not offset on the balance sheet		(39)	(1,354)
Net amount		$98,045	$100,954

(1) Amounts represent reported carrying amounts of our foreign currency denominated debt. See "Note 18. Fair Value Measurements" for information regarding the fair value of our long-term debt.

NOTE 20. SUBSEQUENT EVENTS

     In April of 2020, we issued an additional $200 million in long-term, fixed-rate senior notes and amended the existing Credit Facility to extend the term to 2023 and expand the borrowing capacity to $1 billion. For more information, see "Note 11. Debt."

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to, among other things, the impact of the COVID-19 pandemic; participation in any COVID-19-related government programs; future revenue growth rates; projected tax rates and the impact of tax legislation and regulatory action; business trends, earnings and other measures of financial performance; the effect of economic downturns on our business performance; projected impact of foreign currency exchange rates; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness, capital spending and operating expenditures; the impact of certain debt financing transactions and cash flow management measures; the working capital and liquidity outlook; the estimated amount and impact of certain cost control measures; interest expense; warranty expense; share-based compensation expense; the adoption and projected impact of new accounting standards; critical accounting estimates; new products and future commercial efforts; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the adverse impact, and the duration, of the effects of the ongoing COVID-19 pandemic on our business, results of operations, liquidity, financial condition, and stock price, as well as the other matters described under the headings "Business," "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosure About Market Risk" in our 2019 Annual Report and in the corresponding sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our other periodic reports filed with the SEC.

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

You should read the following discussion and analysis in conjunction with our 2019 Annual Report that includes additional information about us, our results of operations, our financial position, and our cash flows, and with our unaudited condensed consolidated financial statements and related notes included in Part I. Item 1. of this Quarterly Report on Form 10-Q.

Effects of Certain Factors and Trends on Results of Operations

COVID-19 Update. The primary impacts of the COVID-19 pandemic have been seen in our CAG business. While veterinary care is widely recognized as an “essential” service for pet owners, and veterinarians continue to deliver essential medical care for sick and injured pets, stay-at-home and social distancing policies being deployed to combat the spread of COVID-19, and prioritization of sick and emergency testing at veterinary clinics, have resulted in a decrease in companion animal clinical visits, including delay of elective procedures and wellness visits.

As an example, tracking of weekly U.S. companion animal practice data indicates year-over-year declines of 15% to 30% in per practice clinical visits from the week ending March 27, 2020 through the week ended April 24, 2020, with lower levels of decline in non-wellness visits and higher levels of decline in wellness visits. These types of trends have contributed to year-over-year declines in demand for our products and services during this period, with varying impacts by region and diagnostic testing modality. These impacts are dynamic, and we have seen meaningful improvement in diagnostic testing trends over the two-week period ended April 24th driven by U.S. and International regions where COVID-19 case management efforts have progressed further and where stay-at-home and social distancing policies have been moderated.

Protecting Employee Health and Safety

In an effort to protect the health and safety of our workforce and their families and communities, the majority of our employees have been enabled to work remotely during this time. We have also implemented other measures, such as restricting travel where possible, to protect the health and safety of our customers, their patients and our employees.

Maintaining Operations and Customer Service

Major IDEXX operations, such as global manufacturing, distribution and our network of reference laboratories, are operating efficiently under enhanced health and safety precautionary measures, and we are continuing to serve our customers globally. For our employees involved in these essential operations, we have implemented recommended best practices to protect the health and safety of our workforce.

Operating Cost and Liquidity Management

We have taken proactive steps to prudently control costs in response to the COVID-19 pandemic, while ensuring we are well-positioned for a recovery in market conditions. We have advanced actions to reduce quarterly operating expenses by approximately $25 million compared to original plan levels. These actions include the temporary reduction of the salaries of our chief executive officer by 30%, officers and senior executives by 20% and the majority of other salaried employees by 10%, which we intend to stop as market conditions improve, as well as the suspension of cash compensation for our Board of Directors. These savings will mitigate near-term financial impacts from potential revenue declines related to COVID-19 social distancing procedures, which we estimate will flow through at high incremental gross margin rates associated with CAG Diagnostics recurring revenues.

We are confident in our working capital and liquidity levels, supported by our high-return recurring revenue business model with relatively low capital intensity. In April, we further enhanced our liquidity and financial flexibility by issuing $200 million in 10-year, 2.5% fixed-rate financing and securing an expanded $1 billion Credit Facility extended through 2023. We have also suspended share repurchase activity.

Currency Impact. See “Part I. Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding the impact of foreign currency exchange rates.

Other Items. See “Part I. Item 1. Business - Patents and Licenses” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report for additional information regarding distributor purchasing and inventories, economic conditions, and patent expiration.

Business Overview

We develop, manufacture, and distribute products and provide services primarily for the companion animal veterinary, livestock, poultry and dairy, and water testing markets. We also design, manufacture and distribute point of care and laboratory diagnostics for the human medical diagnostics market. Our primary products and services are:

•	Point-of-care veterinary diagnostic products, comprising instruments, consumables, and rapid assay test kits;

•	Veterinary reference laboratory diagnostic and consulting services;

•	Practice management and diagnostic imaging systems and services used by veterinarians;

•	Health monitoring, biological materials testing, laboratory diagnostic instruments and services used by the biomedical research community;

•	Diagnostic, health-monitoring products for livestock, poultry, and dairy;

•	Products that test water for certain microbiological contaminants; and

•	Point-of-care electrolytes and blood gas analyzers, and laboratory diagnostics used in the human medical diagnostics market.

Operating Segments. We operate primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve dairy reproductive efficiency, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment combines and presents products for the human medical diagnostics market (“OPTI Medical”) with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

CAG develops, designs, manufactures, and distributes products and performs services for veterinarians and the biomedical analytics market, primarily related to diagnostics and information management. Water develops, designs, manufactures, and distributes a range of products used in the detection of various microbiological parameters in water. LPD develops, designs, manufactures, and distributes diagnostic tests and related software and performs services that are used to manage the health status of livestock and poultry, to improve bovine reproductive efficiency, and to ensure the quality and safety of milk and food. OPTI Medical develops, designs, manufactures and distributes point-of-care and laboratory diagnostics (including electrolyte and blood gas analyzers and related consumable products) for the human medical diagnostics market.

Effective January 1, 2020, we modified our management reporting to the Chief Operating Decision Maker to provide a more comprehensive view of the performance of our operating segments by including costs that were previously not allocated to our segments. Prior to January 1, 2020, certain costs were not allocated to our operating segments and were instead reported under the caption “Unallocated Amounts”. These costs included costs primarily consisting of our R&D function, regional or country expenses and unusual items. Corporate support function costs (such as information technology, facilities, human resources, finance and legal), health benefits and incentive compensation were charged to our business segments at pre-determined budgeted amounts or rates. Beginning January 1, 2020, the segments will reflect these actual costs allocated to the segment based on various allocation methods, including revenue and headcount. Foreign exchange losses on settlements of foreign currency denominated transactions are not allocated to our operating segments and are instead reported within our Other reporting segment.

The following table reflects adjustments to previously reported costs in our Unallocated segment, that are now allocated to our CAG, Water, LPD and Other segments for the three months ended March 31, 2019:

(in thousands)
	CAG	Water	LPD	Other	Unallocated

Cost of sales	$(182)	$(8)	$(10)	$(4)	$204
Gross profit	182	8	10	4	(204)

Operating Expenses:
Sales and marketing	$129	$6	$7	$—	$(142)
General and administrative	(202)	(40)	(47)	215	74
Research and development	3,558	9	11	—	(3,578)
Total operating expenses	3,485	(25)	(29)	215	(3,646)
Income from operations	$(3,303)	$33	$39	$(211)	$3,442

The following table reflects the impact to previously reported segment gross profit margin, operating income margin and operating expenses as a percentage of revenue, due to the allocation of these costs to our CAG, Water, LPD and Other segments for the three months ended March 31, 2019:

	CAG	Water	LPD	Other

Cost of sales	—%	—%	—%	(0.1)%
Gross profit	—%	—%	—%	0.1%

Operating Expenses:
Sales and marketing	—%	—%	—%	—%
General and administrative	—%	(0.1)%	(0.1)%	4.0%
Research and development	0.7%	—%	—%	—%
Total operating expenses	0.7%	(0.1)%	(0.1)%	4.0%
Income from operations	(0.6)%	0.1%	0.1%	(4.0)%

Critical Accounting Estimates and Assumptions

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Except as described below, the critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three months ended March 31, 2020, are consistent with those discussed in our 2019 Annual Report in the section under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Assumptions.”

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

We assess goodwill for impairment annually, at the reporting unit level, in the fourth quarter and whenever events or circumstances indicate impairment may exist. Our reporting units are the individual product and service categories that comprise our CAG operating segment, our Water and LPD operating segments and goodwill remaining from the restructuring of our pharmaceutical business in the fourth quarter of 2008. We also assess the realizability of other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

We considered the effects of the ongoing COVID-19 pandemic and have evaluated factors specific to our reporting units, as well as industry and macroeconomic factors that are reasonably likely to have a material impact on the fair value of our reporting units and determined it is more likely than not that the fair value of our reporting units and intangible assets continues to exceed the carrying amount. Examples of the factors considered in assessing the fair value of our reporting units include: the results of the most recent goodwill impairment test, recent and anticipated revenue growth trends, the market price of our common stock, our overall financial position including our working capital and liquidity levels, the competitive environment, the regulatory environment, anticipated changes in product or labor costs, the consistency of operating margins and cash flows and current and long-range financial forecasts.

The results of our most recent goodwill impairment test in the fourth quarter of 2019, indicated an excess of estimated fair value over the carrying amount for each of our reporting units with a minimum of 71% and an average of approximately 1,060% in total. The majority of our goodwill is related to our CAG Diagnostics reporting units with an average of approximately 1,200% excess of estimated fair value over the carrying amount, including our Reference Laboratory Diagnostic and Consulting Services, Rapid Assay Products, and IDEXX VetLab Consumables, Instruments, Services and Accessories.

We also maintain approximately $45 million of goodwill associated with our Veterinary Software and Services reporting unit, which is primarily comprised of recent acquisitions of early-stage software companies that expand our suite of technology applications for the veterinary profession, including SaaS-based practice management systems, applications that extend workflow capabilities, client marketing, wellness plan management and other connectivity and communication needs. These software applications continue to be in the earlier stages of commercial development, and therefore our Veterinary Software and Services reporting unit has a relatively lower excess of estimated fair value over the carrying amount, as indicated by the results of our most recent goodwill impairment test, which indicated approximately $208 million and 217% of the reporting unit’s carrying value. Realization of this goodwill is dependent on our successful commercialization of these early-stage software applications.

Additionally, we maintain approximately $6.5 million of goodwill associated with our remaining pharmaceutical intellectual property, out-licensing arrangements, and certain retained drug delivery technologies (collectively “Pharmaceutical Activities”) that we seek to commercialize through arrangements with third parties. Currently, our primary support for the carrying value of this goodwill is royalty revenue associated with the commercialization of certain intellectual property. There is no guarantee that we will be able to maintain or increase revenues from our remaining Pharmaceutical Activities. The results of our most recent goodwill impairment test for these Pharmaceutical Activities indicate an excess of estimated fair value over the carrying amount of this reporting unit by approximately $4.7 million and 71% of the reporting unit’s carrying value. Realization of this goodwill is dependent upon the success of those third parties in developing and commercializing products, which will result in our receipt of royalties and other payments.

While we believe that the assumptions used in our determination that the fair values of our reporting units continue to exceed the carrying amounts are reasonable, a change in these underlying assumptions could result in a material negative effect on the estimated fair value of the reporting units. A prolonged economic downturn in the U.S. or internationally resulting in lower long-term growth rates and reduced long-term profitability may reduce the fair value of our reporting units. Industry specific events or circumstances could have a negative impact on our reporting units and may also reduce the fair value of our reporting units. Should such events occur, and it becomes more likely than not that a reporting unit’s fair value or intangible asset value has fallen below its carrying value, we will perform an interim impairment test, in addition to the annual goodwill impairment test. Future impairment tests may result in an impairment of goodwill or other intangible assets, depending on the outcome of future impairment tests. An impairment of goodwill or other intangible assets would be reported as a non-cash charge to earnings.

Recent Accounting Pronouncements

For more information regarding the impact that recent accounting standards and amendments will have on our consolidated financial statements as described in Note 2 to the unaudited condensed consolidated financial statements in Part I. Item 1. of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three months ended March 31, 2020, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

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

Results of Operations

Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019

Total Company. The following table presents total Company revenue by operating segment:

	For the Three Months Ended March 31,
Net Revenue (dollars in thousands)	2020	2019	Dollar Change	Reported Revenue Growth(1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth(1)

CAG	$551,996	$508,918	$43,078	8.5%	(0.9%)	0.8%	8.6%
United States	373,275	337,874	35,401	10.5%	—	1.1%	9.3%
International	178,721	171,044	7,677	4.5%	(2.6%)	—	7.1%

Water	34,149	30,310	3,839	12.7%	(2.8%)	—	15.4%
United States	16,941	14,604	2,337	16.0%	—	—	16.0%
International	17,208	15,706	1,502	9.6%	(5.3%)	—	14.9%

LPD	34,154	31,506	2,648	8.4%	(3.6%)	—	12.0%
United States	3,777	3,263	514	15.8%	—	—	15.8%
International	30,377	28,243	2,134	7.6%	(4.0%)	—	11.6%

Other	6,037	5,322	715	13.4%	—	—	13.4%

Total Company	$626,336	$576,056	$50,280	8.7%	(1.1%)	0.7%	9.2%
United States	396,783	358,288	38,495	10.7%	—	1.1%	9.7%
International	229,553	217,768	11,785	5.4%	(3.0%)	—	8.4%

(1)	Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in both U.S. and international organic revenues was driven by volume gains in CAG Diagnostics recurring revenue, despite the negative impacts of COVID-19 social distancing procedures and guidelines which began in mid-March. These volume gains continue to be supported by our differentiated diagnostic technologies and expanded commercial organization that are driving increased volumes from new and existing customers in our reference laboratory business and growth in consumable revenues, supported by the impact of the continued expansion of our CAG Diagnostics instrument installed base globally. Within our CAG business we did not see a positive impact of customers accelerating orders in the first quarter related to COVID-19. Conversely, our LPD and Water businesses benefited from accelerated stocking orders related to the COVID-19 pandemic. Additionally, our LPD business benefited from increased demand for African swine fever testing programs in China, offset by decreased herd health screening, and our Water business benefited from higher sales volumes of our Colilert® test products and related accessories. The impact of currency movements decreased total revenue by 1.1%.

The following table presents total Company results of operations:

	For the Three Months Ended March 31,				Change
Total Company - Results of Operations (dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Amount	Percentage

Revenues	$626,336		$576,056		$50,280	8.7%
Cost of revenue	266,746		244,459		22,287	9.1%
Gross profit	359,590	57.4%	331,597	57.6%	27,993	8.4%

Operating Expenses:
Sales and marketing	116,143	18.5%	106,584	18.5%	9,559	9.0%
General and administrative	65,812	10.5%	60,361	10.5%	5,451	9.0%
Research and development	33,310	5.3%	31,514	5.5%	1,796	5.7%
Total operating expenses	215,265	34.4%	198,459	34.5%	16,806	8.5%
Income from operations	$144,325	23.0%	$133,138	23.1%	$11,187	8.4%

Gross Profit. Gross profit increased due to higher sales volumes, offset by a modest 20 basis point decrease in the gross profit margin. The impact from foreign currency movements decreased gross profit margin by approximately 20 basis points, including the impact of hedges. Our gross profit margin reflected mix benefits from strong IDEXX VetLab consumable and Water revenue growth and lower CAG Diagnostics instrument revenue, lower product costs from volume leverage in our LPD business, as well as the net benefit of price increases. These favorable factors were offset by the negative impact of the COVID-19 pandemic on our reference laboratory volumes in late March of 2020, as well as incremental investments in reference laboratory capacity and the Marshfield laboratory acquisition.

Operating Expenses. Sales and marketing expense increased approximately 10.5%, excluding the impact of foreign currency, primarily due to increased personnel-related costs related to our expanded global commercial infrastructure. General and administrative expense increased approximately 7.6%, excluding the impact of foreign currency, primarily due to increases in bad debt reserves and facilities costs, partially offset by the benefits of cost control initiatives across our business segments. Research and development expense increased 5.7% excluding the impact of foreign currency, primarily due to higher personnel-related costs. The overall change in currency exchange rates resulted in a decrease in operating expenses by less than 1%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:
໿
໿

	For the Three Months Ended March 31,
Net Revenue (dollars in thousands)	2020	2019	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$487,925	$443,791	$44,134	9.9%	(0.9%)	0.9%	10.0%
IDEXX VetLab consumables	188,713	167,211	21,502	12.9%	(1.3%)	—	14.1%
Rapid assay products	57,430	54,431	2,999	5.5%	(0.5%)	—	6.1%
Reference laboratory diagnostic and consulting services	220,261	202,658	17,603	8.7%	(0.7%)	1.9%	7.5%
CAG diagnostics services and accessories	21,521	19,491	2,030	10.4%	(1.2%)	—	11.6%
CAG Diagnostics capital - instruments	23,833	28,749	(4,916)	(17.1%)	(1.3%)	—	(15.8%)
Veterinary software, services and diagnostic imaging systems	40,238	36,378	3,860	10.6%	(0.2%)	—	10.8%
Net CAG revenue	$551,996	$508,918	$43,078	8.5%	(0.9%)	0.8%	8.6%

(1)	Reported revenue growth and organic revenue growth may not recalculate due to rounding

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to increased volumes in IDEXX VetLab consumables and reference laboratory diagnostic services, and to a lesser extent, higher realized prices. In mid-March of 2020, our CAG Diagnostic Recurring revenues began to be negatively impacted by the COVID-19 social distancing procedures and guidelines, which constrained overall growth as described above in "Effects of Certain Factors and Trends on Results of Operations - COVID-19 Update". Unlike our Water and LPD businesses, we did not see a positive impact of customers accelerating orders in the first quarter related to the COVID-19 pandemic in our CAG business.

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

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to the impact of higher testing volumes in the U.S., resulting from increased testing from new and existing customers, supported by our differentiated diagnostic technologies and to a lesser extent, higher average unit sales prices.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the increase in our active installed base of instruments.

CAG Diagnostics Capital – Instruments Revenue. The decrease in instrument revenue was primarily due to the impacts of the COVID-19 pandemic, including certain customers deferring instrument orders and placements, as well as the impacts of product mix, including lower SediVue Dx placements compared to high prior year levels.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in revenue was primarily due to increased veterinary software and hardware upgrades, subscription-based services, as well as higher diagnostic imaging services as a result of the increase in our active installed base, and to a lesser extent, higher realized prices on these service offerings. These factors were partially offset by a moderate impact related to the COVID-19 pandemic, including certain customers deferring diagnostic imaging and practice management orders and installations, which began to occur in mid-March of 2020.

The following table presents the CAG segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Amount	Percentage

Revenues	$551,996		$508,918		$43,078	8.5%
Cost of revenue	242,653		221,248		21,405	9.7%
Gross profit	309,343	56.0%	287,670	56.5%	21,673	7.5%

Operating Expenses:
Sales and marketing	106,002	19.2%	96,948	19.0%	9,054	9.3%
General and administrative	55,603	10.1%	52,109	10.2%	3,494	6.7%
Research and development	29,079	5.3%	26,894	5.3%	2,185	8.1%
Total operating expenses	190,684	34.5%	175,951	34.6%	14,733	8.4%
Income from operations	$118,659	21.5%	$111,719	22.0%	$6,940	6.2%

Gross Profit. Gross profit increased primarily due to higher sales volume, moderated by a 50 basis point decrease in the gross profit margin. The impact from foreign currency movements decreased gross profit margin by approximately 10 basis points, including the impact of hedges. The remaining decrease in gross profit margin was driven by the impact of the COVID-19 pandemic on our reference laboratory volumes beginning in mid-March of 2020, as well as incremental investments in reference laboratory capacity and the Marshfield laboratory acquisition. These impacts were partially offset by mix benefits from higher growth in IDEXX VetLab consumable revenues and lower growth in instrument revenues, as well as lower product costs and the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio.

Operating Expenses. The increase in sales and marketing expense was primarily due to increased personnel-related costs related to our global commercial infrastructure. The increase in general and administrative expense resulted primarily from higher personnel-related costs, facility costs, and bad debt reserves. The increase in research and development expense was primarily due to increased personnel-related costs and higher project costs. The overall change in currency exchange rates resulted in a decrease in operating expenses of approximately 1%.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Amount	Percentage

Revenues	$34,149		$30,310		$3,839	12.7%
Cost of revenue	9,400		8,163		1,237	15.2%
Gross profit	24,749	72.5%	22,147	73.1%	2,602	11.7%

Operating Expenses:
Sales and marketing	4,374	12.8%	4,001	13.2%	373	9.3%
General and administrative	3,496	10.2%	3,274	10.8%	222	6.8%
Research and development	997	2.9%	1,057	3.5%	(60)	(5.7)%
Total operating expenses	8,867	26.0%	8,332	27.5%	535	6.4%
Income from operations	$15,882	46.5%	$13,815	45.6%	$2,067	15.0%

Revenue. The increase in revenue was attributable to higher sales volumes of our Colilert test products and related accessories used in coliform and E. coli testing, including the positive impact of accelerated customer stocking orders in North America and Europe in response to the COVID-19 pandemic, as well as the benefit of price increases. The impact of currency movements decreased revenue by approximately 2.8%.

Gross Profit. Gross profit increased due to higher sales volumes, moderated by a 60 basis point decrease in the gross profit margin, due primarily to foreign currency movements, including the impact of hedges. Our gross profit margin reflected the net benefits of price increases and product mix, which were offset by higher product and distribution costs.

Operating Expenses. The increase in sales and marketing expense was primarily due to increased personnel-related costs. The increased in general and administrative expense was primarily due to higher bad debt reserves. The decrease in research and development expense was primarily due to lower personnel-related costs. The overall change in currency exchange rates resulted in a decrease in operating expenses of approximately 2.5%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Amount	Percentage

Revenues	$34,154		$31,506		$2,648	8.4%
Cost of revenue	11,842		12,457		(615)	(4.9%)
Gross profit	22,312	65.3%	19,049	60.5%	3,263	17.1%

Operating Expenses:
Sales and marketing	5,382	15.8%	5,288	16.8%	94	1.8%
General and administrative	4,489	13.1%	4,418	14.0%	71	1.6%
Research and development	2,778	8.1%	3,054	9.7%	(276)	(9.0)%
Total operating expenses	12,649	37.0%	12,760	40.5%	(111)	(0.9%)
Income from operations	$9,663	28.3%	$6,289	20.0%	$3,374	53.6%

Revenue. The increase in revenue was primarily due to the positive impact of accelerated customer stocking orders related to the COVID-19 pandemic, as well as continued demand for new diagnostic programs in China related to African swine fever and increased poultry testing. These favorable factors were offset by decreased herd health screening, which reflects comparisons to a strong prior year. The impact of currency decreased revenue by approximately 3.6%.

Gross Profit. The increase in gross profit was primarily due to higher sales volumes and a 480 basis point increase in the gross profit margin. The increase in the gross profit margin is primarily due to favorable product costs from volume leverage. The impact from foreign currency movements decreased gross profit margin by approximately 80 basis points, including the impact of hedges.

Operating Expenses. The increase in sales and marketing expense was primarily due to higher personnel-related costs, partially offset by cost control initiatives. The increase in general and administrative expense was primarily due to higher bad debt reserves, partially offset by cost control initiatives. The decrease in research and development expense was due to lower personnel-related costs and lower project costs. The overall change in currency exchange rates resulted in a decrease in operating expenses of approximately 2%.

Other

The following table presents the Other results of operations:
໿

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Amount	Percentage

Revenues	$6,037		$5,322		$715	13.4%
Cost of revenue	2,851		2,591		260	10.0%
Gross profit	3,186	52.8%	2,731	51.3%	455	16.7%

Operating Expenses:
Sales and marketing	385	6.4%	347	6.5%	38	11.0%
General and administrative	2,224	36.8%	560	10.5%	1,664	297.1%
Research and development	456	7.6%	509	9.6%	(53)	(10.4%)
Total operating expenses	3,065	50.8%	1,416	26.6%	1,649	116.5%
Income from operations	$121	2.0%	$1,315	24.7%	$(1,194)	(90.8%)

Revenue. The increase in revenue was due to higher volumes of OPTI Medical products as compared to reduced levels in the first quarter of the prior year, as well as higher OPTI Medical realized prices. The impact of currency movements on revenue was immaterial.

Gross Profit. The increase in gross profit was due to higher sales volumes and a 150 basis point increase in the gross profit margin primarily due to the net benefits of price increases within our OPTI Medical product line and, to a lesser extent, mix benefits within OPTI Medical product sales, partially offset by higher OPTI Medical product costs. The overall change in currency exchange rates had an immaterial impact on the gross profit margin.

Operating Expenses. The increase in sales and marketing was primarily due to higher personnel costs in our OPTI Medical business. The increase in general and administrative cost was primarily due to higher foreign exchange losses on settlements of foreign currency denominated transactions for all operating segments, which are reported within our Other segment. General and administrative expense decreased approximately 5.9%, excluding the impact of foreign currency. The decrease in research and development cost was primarily due to lower personnel-related and project costs in our OPTI Medical business. Total operating expense decreased approximately 2.9%, excluding the impact of foreign currency.

Non-Operating Items

Interest Expense. Interest expense was $7.7 million for the three months ended March 31, 2020, as compared to $8.4 million for the same period in the prior year. The decrease in interest expense was the result of lower average debt levels, offset by higher interest rates. We also realized lower interest expense from the benefit of our cross currency swaps, as well as increased capitalized interest related to the expansion of our Westbrook, Maine headquarters and relocation of our core reference laboratory in Germany.

Provision for Income Taxes. Our effective income tax rate was 18.2% for the three months ended March 31, 2020, as compared to 17.7% for the three months ended March 31, 2019. The increase in our effective tax rate was primarily driven by regional earnings mix, with relatively lower statutory earnings subject to lower international tax rates than domestic tax rates, partially offset by higher tax benefits from share-based compensation.

We continue to monitor various governmental programs intended to assist companies and their employees during the COVID 19 pandemic. This includes the Coronavirus Aid, Relief, and Economic Security Act, a substantial tax-and-spending package enacted by the U.S. Congress on March 27, 2020, intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic.  We will consider participation in any programs should we become eligible; however, at this time we are unable to determine our eligibility, and the tax impacts of any such legislation are uncertain.

Liquidity and Capital Resources

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. At March 31, 2020, we had $81.4 million of cash and cash equivalents, as compared to $90.3 million on December 31, 2019. Working capital, including our Credit Facility, totaled negative $124.9 million at March 31, 2020, as compared to negative $45.7 million at December 31, 2019. Additionally, at March 31, 2020, we had remaining borrowing availability of $361.8 million under our $850 million Credit Facility. In April 2020, we further enhanced our liquidity and financial flexibility by issuing $200 million in 10-year, 2.50% fixed-rate senior notes and securing an expanded $1 billion Credit Facility extended through 2023. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example to fund significant discretionary activities, we could elect to raise capital in the U.S. through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings. For more information and factors regarding the potential impact that the COVID-19 pandemic may have on our liquidity, and steps we have taken to manage cash flow, see Effects of Certain Factors and Trends on Results of Operations - COVID-19 Update, Operating Cost and Cash Management, above.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and marketable securities are generally available without restrictions to fund ordinary business operations outside the U.S.
The following table presents cash, cash equivalents and marketable securities held domestically and by our foreign subsidiaries:໿

Cash, cash equivalents and marketable securities (dollars in thousands)	March 31, 2020	December 31, 2019

U.S.	$1,355	$1,135
Foreign	80,040	89,191
Total	$81,395	$90,326

Total cash, cash equivalents and marketable securities held in U.S. dollars by our foreign subsidiaries	$4,701	$6,469

Percentage of total cash, cash equivalents and marketable securities held in U.S. dollars by our foreign subsidiaries	5.8%	7.2%

Of the $81.4 million of cash and cash equivalents held as of March 31, 2020, greater than 99% was held as bank deposits.

The following table presents additional key information concerning working capital:
໿

	For the Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019

Days sales outstanding(1)	41.5	40.5	41.8	41.7	42.0
Inventory turns(2)	1.9	2.2	2.0	2.1	2.0

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

Sources and Uses of Cash

The following table presents cash provided (used):
໿

	For the Three Months Ended March 31,
(in thousands)	2020	2019	Dollar Change

Net cash provided by operating activities	$27,871	$34,378	$(6,507)
Net cash used by investing activities	(49,670)	(38,206)	(11,464)
Net cash provided (used) by financing activities	16,901	(2,781)	19,682
Net effect of changes in exchange rates on cash	(4,033)	(569)	(3,464)
Net change in cash and cash equivalents	$(8,931)	$(7,178)	$(1,753)

Operating Activities. The decrease in cash provided by operating activities of $6.5 million was driven primarily by changes in other assets and liabilities, partially offset by an increase in net income. The following table presents cash flows from changes in operating assets and liabilities:
໿

	For the Three Months Ended March 31,
(in thousands)	2020	2019	Dollar Change

Accounts receivable	$(38,062)	$(33,421)	$(4,641)
Inventories	(14,434)	(14,521)	87
Accounts payable	(1,755)	699	(2,454)
Deferred revenue	(2,410)	(3,098)	688
Other assets and liabilities	(64,881)	(49,601)	(15,280)
Total change in cash due to changes in operating assets and liabilities	$(121,542)	$(99,942)	$(21,600)

Cash used due to changes in operating assets and liabilities during the three months ended March 31, 2020, as compared to the same period in the prior year, increased approximately $21.6 million and was primarily due to higher employee incentive payments related to 2019 performance, as compared to 2018, as well as higher cash income taxes paid and an increase in accounts receivable from customers related to revenue growth and slight increase in days sales outstanding.

In response to the COVID-19 crisis, we have offered our independently-owned small business veterinary customers an additional 30 days to pay certain amounts due. We expect this offer for extended payment terms may increase cash used by accounts receivable due to longer overall days sales outstanding.

We have historically experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

Investing Activities. Cash used by investing activities was $49.7 million for the three months ended March 31, 2020, as compared to $38.2 million for the same period in the prior year and is primarily due to increased capital spending related to the purchase of one of our reference laboratory facilities that was previously leased.

Financing Activities. Cash provided by financing activities was $16.9 million for the three months ended March 31, 2020, as compared to cash used by financing activities of $2.8 million for the same period in the prior year. The increase in cash provided by financing activities was due to an increase in the amount borrowed from our Credit Facility, partially offset by an increase in repurchases of our common stock in the current year, and a senior note borrowing in the prior year.

Cash used to repurchase shares of our common stock increased $128.5 million during the three months ended March 31, 2020. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders, and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. In light of the uncertainty of the duration and magnitude of the COVID-19 pandemic and its impacts, we have suspended share repurchase activity. See Note 12 to the unaudited condensed consolidated financial statements in Part I. Item 1. of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Net borrowing activity under our Credit Facility resulted in cash provided of $198.1 million during the three months ended March 31, 2020, as compared to $52.0 million of cash used in the same period of the prior year. At March 31, 2020, we had $486.8 million outstanding under the Credit Facility. The general availability of funds under our Credit Facility was further reduced by $1.4 million for a letter of credit that was issued in connection with claims under our workers’ compensation policy. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 ("ERISA"), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default.

See Note 11 to the unaudited condensed consolidated financial statements in Part I. Item 1. of this Quarterly Report on Form 10-Q for additional information about our debt issuance and Credit Facility.

The Credit Agreement contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and sanctions laws and regulations. The financial covenant is a consolidated leverage ratio test.

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

Financial Covenant. The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, non-recurring transaction expenses incurred in connection with acquisitions, share-based compensation expense, and certain other non-cash losses and charges (“Adjusted EBITDA”) not to exceed 3.5-to-1. At March 31, 2020, we were in compliance with such covenant. The following details our consolidated leverage ratio calculation:
໿

(in thousands)	Twelve months ended
Trailing 12 Months Adjusted EBITDA:	March 31, 2020

Net income attributable to stockholders (as reported)	$436,866
Interest expense	30,361
Provision for income taxes	97,260
Depreciation and amortization	89,860
Acquisition-related expense	1,403
Share-based compensation expense	40,228
Extraordinary and other non-recurring non-cash charges	968
Adjusted EBITDA	$696,946

(in thousands)
Debt to Adjusted EBITDA Ratio:	March 31, 2020

Line of credit	$486,824
Long-term debt	697,363
Total debt	1,184,187
Acquisition-related contingent consideration payable	3,000
Financing leases	84
Deferred financing costs	682
Gross debt	1,187,953
Gross debt to Adjusted EBITDA ratio	1.70

Less: Cash and cash equivalents	(81,395)
Net debt	$1,106,558
Net debt to Adjusted EBITDA ratio	1.59

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at March 31, 2020, are described in Note 16 to the unaudited condensed consolidated financial statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see the section under the heading “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2019 Annual Report. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the market risks described in our 2019 Annual Report, except for the impact of foreign exchange rates, as discussed below.

Foreign Currency Exchange Impacts. Approximately 21% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies for the three months ended March 31, 2020, as compared to 21% for the three months ended March 31, 2019. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated costs and expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. dollar denominated revenues. We estimate a 1% strengthening of the U.S. dollar would result in incremental gains on our foreign currency hedge contracts in place as of March 31, 2020, of approximately $2 million.

The following table presents the foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share as compared to the respective prior period:
໿

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019

Revenue impact	$(6,557)	$(15,119)

Operating profit impact, excluding hedge activity	$(4,018)	$(6,964)

Hedge (gains) losses - prior year	(1,411)	1,835
Hedge gains - current year	1,341	1,411
Hedging activity impact	(70)	3,246

Operating profit impact, including hedge activity	$(4,088)	$(3,718)
Diluted earnings per share impact, including hedge activity	$(0.04)	$(0.03)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at March 31, 2020, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I. Item 1A. Risk Factors” in our 2019 Annual Report, as well as the risk factor below, which supplements and should be read in conjunction with the risk factors disclosed in our 2019 Annual Report, any and all of which could materially affect our business, financial condition, or future results. Except as described below in this Item 1A., there have been no material changes from the risk factors previously disclosed in the 2019 Annual Report. The risks described in this Quarterly Report on Form 10-Q and in our 2019 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

The effects of the ongoing COVID-19 pandemic could have a material adverse impact on our business, results of operations, liquidity, financial condition and stock price.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. The global pandemic has increased economic uncertainty and has caused an economic slowdown that is likely to continue and may result in a sustained global recession. If a weakened global economy reduces our customers' ability or willingness to pay for our products and service or our suppliers' ability to provide products and services to us, then our business, results of operation, liquidity, financial condition and stock price could be negatively impacted, and these impacts could be material.

The spread of COVID-19 has caused us to modify aspects of our business practices (including employee travel and employee work locations), and we may take further actions, as may be required by federal, state, and local governments or as we determine to be in the best interests of our employees and customers. Such actions may result in disruptions to our supply chain, operations, facilities and employee workforce. In addition, the social distancing procedures and guidelines, including stay-at-home orders being deployed to combat the spread of COVID-19, have resulted in a decrease in companion animal clinical visits and the delay of elective procedures and wellness visits, all of which are having a negative effect on veterinary service providers and contributing to declines in demand for our CAG products and services, which represented 88% of our 2019 consolidated revenues. If stay-at-home orders continue for extended periods of time, or are re-implemented periodically, to combat the spread of COVID-19, particularly in the United States, the negative impact on veterinary service providers and their businesses, and correspondingly on demand for our CAG products and services, may be material.

The weakened global economy caused by the effects of the COVID-19 pandemic may also reduce demand for our water testing products, livestock and poultry diagnostic tests and dairy products due to reduced discretionary testing or disruptions in livestock, poultry, dairy, or other food supply and distribution chains and markets that could negatively impact the related production markets. If the global recession is sustained, the decline in our customers' demand for our water testing products, livestock and poultry diagnostic tests and dairy products may be significant.

The magnitude of the negative impact of the COVID-19 pandemic on our business, results of operations, liquidity, financial condition and stock price depends on future developments that are unpredictable and most of which are outside of our control, including the duration and scope of the pandemic, related governmental advisories and restrictions to contain COVID-19 and how quickly economic conditions improve once the COVID-19 pandemic subsides. There can be no assurance that we will be able to prevent or mitigate any or all of the COVID-19 near- or long-term adverse impacts, which could be material, including, among others:

•
We may be prevented from operating our manufacturing facilities, reference laboratories, or other workplaces due to the illness of our employees, regulations, and employee inability or reluctance to appear for work or travel to our facilities, and if most of our employees are required to work remotely for an extended period, their productivity may be negatively impacted, and we may not be able to maintain the necessary information technology infrastructure to adequately support our employees working remotely.

•
The operations of our customers may be disrupted thereby increasing the likelihood that our customers may attempt to delay or cancel orders, may reduce orders for our products and services in the future or may cease to operate as going concerns.

•	We may have difficulty collecting accounts receivable due from our customers.

•	We may have an increased risk of inventory that may expire.

•
The operations of our suppliers may be disrupted or may not operate effectively or efficiently thereby negatively impacting our ability to purchase supplies for our business at historical prices and in sufficient amounts.

•	We may not be able to manage our business effectively due to key employees becoming ill, working from home inefficiently, or being unable to travel to our customers' facilities.

•	We may incur significant employee health care costs under our self-insurance programs.

•
We may need to raise additional capital by incurring indebtedness or issuing equity securities, and our ability to do so may be negatively impacted by, among other things, negative covenants in our existing debt instruments and adverse changes in credit or equity markets, and the cost of funding and terms may not be favorable to us.

•
We may not be able to generate sufficient levels of earnings to satisfy the applicable affirmative, negative and financial covenants in our Credit Facility and senior notes, which could result in an event of default and acceleration of our obligations under these agreements, requiring us to seek additional financing or restructure existing debt on unfavorable terms.

•
Legislative and regulatory action in response to the COVID-19 pandemic in the jurisdictions in which we conduct business could negatively affect our effective tax rate. Such legislative and regulatory action may also impact our customers’ effective tax rates, which could adversely affect our results of operation and financial condition.

•	The market price of our common stock may drop significantly or remain volatile.

•
The goodwill on our balance sheet may be adjusted downward if we determine that the carrying value of the asset is in excess of the fair value. We are required to perform an annual impairment review of goodwill and indefinite lived assets, which we last performed in the fourth quarter of fiscal 2019. We are also required to perform an interim impairment review of goodwill if an event occurs or circumstances change that would indicate that a goodwill impairment more likely than not exists. Any sustained decline in our stock price is an example of such an event or circumstance, as well as certain other macroeconomic factors that may result from the COVID-19 pandemic. If the market price of our common stock were to experience a sustained decline, we may be required to perform an interim impairment review of our goodwill and potentially record an impairment charge.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

January 1 to January 31, 2020	123,213		$276.83	123,213	6,873,495
February 1 to February 29, 2020	200,195		$272.66	170,401	6,703,094
March 1 to March 31, 2020	427,182		$233.00	427,182	6,275,912
Total	750,590	(2)	$250.77	720,796	6,275,912

The total shares repurchased include shares purchased in the open market and shares surrendered for employee statutory tax withholding. In light of the uncertainty of the duration and magnitude of the COVID-19 pandemic and its impacts, we have suspended share repurchase activity. See Note 12 to the unaudited condensed consolidated financial statements in Part I. Item 1. of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

(1)
On August 13, 1999, our Board of Directors approved and announced the repurchase of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The authorization has been increased by the Board of Directors on numerous occasions; most recently, on February 12, 2020, the maximum level of shares that may be repurchased under the program was increased from 68 million to 73 million shares. There is no specified expiration date for this share repurchase program. There were no other repurchase programs outstanding during the three months ended March 31, 2020, and no share repurchase programs expired during the period. Repurchases of 720,796 shares were made during the three months ended March 31, 2020, in transactions made pursuant to our share repurchase program.

(2)
During the three months ended March 31, 2020, we received 29,794 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

Item 6. Exhibits

Exhibit No.	Description

10.1
Waiver to U.S. Supply Agreement, effective as of October 16, 2003, as amended, among IDEXX Operations, Inc., the Company and Ortho-Clinical Diagnostics, Inc. dated as of April 7, 2020 (filed herewith).

10.2	Amendment to Senior Advisory Agreement, dated April 14, 2020, by and between the Company and Mr. Jonathan W. Ayers (filed herewith).

10.3
Second Amendment to Multicurrency Note Purchase and Private Shelf Agreement, dated March 23, 2020, among the Company, as issuer, each of the Subsidiary Guarantors (as defined therein), Metropolitan Life Insurance Company and each of the holders of the Notes (as defined therein) (filed as Exhibit 10.1 to Current Report on Form 8-K filed March 27, 2020, File No. 0-19271, and incorporated herein by reference).

10.4
Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement, dated as of June 18, 2015, among the Company, as issuer, Prudential Investment Management, Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America (“Prudential”), The Gibraltar Life Insurance Co., Ltd., PAR U Hartford Life Insurance Comfort Trust, The Independent Order of Foresters, Zurich American Insurance Company, Globe Life and Accident Insurance Company, Family Heritage Life Insurance Company of America, MTL Insurance Company, The Lincoln National Life Insurance Company, William Penn Life Insurance Company of New York, Farmers Insurance Exchange, Mid Century Insurance Company and Farmers New World Life Insurance Company, as purchasers (filed as Exhibit No. 99.1 to Current Report on Form 8-K filed June 24, 2015, File No. 0-19271, and incorporated herein by reference).

10.5
Amendment to Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement, dated as of May 9, 2019, among the Company, as issuer, each of the Subsidiary Guarantors (as defined therein), Prudential and each of the holders of the Notes (as defined therein) (filed as Exhibit 10.2 to Current Report on Form 8-K filed April 16, 2020, File No. 0-19271, and incorporated herein by reference).

10.6
Second Amendment to Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement, dated as of April 10, 2020, among the Company, as issuer, each of the Subsidiary Guarantors (as defined therein), Prudential and each of the holders of the Notes (as defined therein) (filed as Exhibit 10.3 to Current Report on Form 8-K filed April 16, 2020, File No. 0-19271, and incorporated herein by reference).

10.7
Amendment to Note Purchase Agreement, dated as of April 10, 2020, among the Company, as issuer, New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers (filed as Exhibit 10.4 to Current Report on Form 8-K filed April 16, 2020, File No. 0-19271, and incorporated herein by reference).

10.8
Amendment to Note Purchase Agreement, dated as of April 10, 2020, among the Company, as issuer, New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers (filed as Exhibit 10.5 to Current Report on Form 8-K filed April 16, 2020, File No. 0-19271, and incorporated herein by reference).

10.9
Third Amended and Restated Credit Agreement, dated as of April 14, 2020, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation, IDEXX Europe B.V., and IDEXX Holding B.V., as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and the other parties thereto (filed as Exhibit 10.6 to Current Report on Form 8-K filed April 16, 2020, File No. 0-19271, and incorporated herein by reference).

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

101
The following financial and related information from IDEXX Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit); (v) the Condensed Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: April 30, 2020	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

໿