Form 10-Q
period 2020-09-30
IDEXX LABORATORIES INC /DE
filed 2020-10-29
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 85,299,893, on October 26, 2020.

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

໿

PART I— FINANCIAL INFORMATION
Item 1.  Financial Statements.
IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019

ASSETS
Current Assets:
Cash and cash equivalents	$175,587	$90,326
Accounts receivable, net	337,593	269,312
Inventories	217,597	195,019
Other current assets	137,902	124,982
Total current assets	868,679	679,639
Long-Term Assets:
Property and equipment, net	547,624	533,845
Operating lease right-of-use assets	84,735	80,607
Goodwill	238,100	239,724
Intangible assets, net	53,467	58,468
Other long-term assets	254,802	240,192
Total long-term assets	1,178,728	1,152,836
TOTAL ASSETS	$2,047,407	$1,832,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$71,933	$72,172
Accrued liabilities	362,326	322,938
Line of credit	—	288,765
Current portion of long-term debt	49,983	—
Current portion of deferred revenue	42,599	41,462
Total current liabilities	526,841	725,337
Long-Term Liabilities:
Deferred income tax liabilities	27,590	33,024
Long-term debt, net of current portion	853,316	698,910
Long-term deferred revenue, net of current portion	48,226	48,743
Long-term operating lease liabilities	70,655	67,472
Other long-term liabilities	79,664	81,164
Total long-term liabilities	1,079,451	929,313
Total liabilities	1,606,292	1,654,650

Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued:106,282 shares in 2020 and 105,711 shares in 2019; Outstanding: 85,300 shares in 2020 and 85,471 shares in 2019	10,628	10,571
Additional paid-in capital	1,274,069	1,213,517
Deferred stock units: Outstanding: 147 units in 2020 and 143 units in 2019	5,411	4,462
Retained earnings	2,000,805	1,595,648
Accumulated other comprehensive loss	(61,925)	(46,182)
Treasury stock, at cost: 20,982 shares in 2020 and 20,240 shares in 2019	(2,788,412)	(2,600,543)
Total IDEXX Laboratories, Inc. stockholders’ equity	440,576	177,473
Noncontrolling interest	539	352
Total stockholders’ equity	441,115	177,825
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,047,407	$1,832,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue:
Product revenue	$422,283	$360,000	$1,153,114	$1,059,696
Service revenue	299,506	245,303	832,603	741,766
Total revenue	721,789	605,303	1,985,717	1,801,462
Cost of Revenue:
Cost of product revenue	146,804	125,112	396,282	370,388
Cost of service revenue	152,379	135,241	427,897	396,674
Total cost of revenue	299,183	260,353	824,179	767,062
Gross profit	422,606	344,950	1,161,538	1,034,400
Expenses:
Sales and marketing	108,202	104,551	318,526	312,499
General and administrative	105,031	66,337	231,111	186,653
Research and development	37,517	34,260	102,472	98,033
Income from operations	171,856	139,802	509,429	437,215
Interest expense	(8,110)	(7,090)	(25,297)	(23,662)
Interest income	208	86	417	159
Income before provision for income taxes	163,954	132,798	484,549	413,712
Provision for income taxes	17,633	23,960	77,376	76,464
Net income	146,321	108,838	407,173	337,248
Less: Net income attributable to noncontrolling interest	102	1	187	24
Net income attributable to IDEXX Laboratories, Inc. stockholders	$146,219	$108,837	$406,986	$337,224

Earnings per Share:
Basic	$1.71	$1.26	$4.77	$3.91
Diluted	$1.69	$1.24	$4.70	$3.85
Weighted Average Shares Outstanding:
Basic	85,314	86,198	85,293	86,206
Diluted	86,690	87,667	86,635	87,633

The accompanying notes are an integral part of these condensed consolidated financial statements.
໿

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Net income	$146,321	$108,838	$407,173	$337,248
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,329	(13,912)	(7,871)	(12,231)
Unrealized (loss) gain on Euro-denominated notes, net of tax (benefit) expense of $(890) and $(1,092) in 2020 and $947 and $1,105 in 2019	(2,824)	3,007	(3,466)	3,507
Unrealized (loss) gain on investments, net of tax (benefit) expense of $52 and $(129) in 2020 and $(21) and $93 in 2019	166	(67)	(408)	295
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on foreign currency exchange contracts, net of tax (benefit) expense of $(1,408) and $(161) in 2020 and $1,240 and $1,443 in 2019	(6,161)	5,348	(623)	6,458
Unrealized gain (loss) on cross currency swaps, net of tax (benefit) expense of $(933) and $(347) in 2020 and $733 and $892 in 2019	(3,941)	3,125	(1,339)	3,993
Reclassification adjustment for (gain) loss included in net income, net of tax (expense) benefit of $53 and $(526) in 2020 and $(688) and $(1,295) in 2019	538	(2,483)	(2,036)	(5,796)
Unrealized (loss) gain on derivative instruments	(9,564)	5,990	(3,998)	4,655
Other comprehensive (loss), net of tax	(4,893)	(4,982)	(15,743)	(3,774)
Comprehensive income	141,428	103,856	391,430	333,474
Less: Comprehensive income attributable to noncontrolling interest	102	1	187	24
Comprehensive income attributable to IDEXX Laboratories, Inc.	$141,326	$103,855	$391,243	$333,450

The accompanying notes are an integral part of these condensed consolidated financial statements.
໿

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity
Balance December 31, 2019	105,711	$10,571	$1,213,517	$4,462	$1,595,648	$(46,182)	$(2,600,543)	$352	$177,825
Cumulative effect of accounting changes (Note 2)	—	—	—	—	(1,829)	—	—	—	(1,829)
Net income	—	—	—	—	111,827	—	—	29	111,856
Other comprehensive loss, net	—	—	—	—	—	(9,064)	—	—	(9,064)
Repurchases of common stock, net	—	—	—	—	—	—	(187,767)	—	(187,767)
Common stock issued under stock plans	203	20	9,730	—	—	—	—	—	9,750
Share-based compensation cost	—	—	7,238	46	—	—	—	—	7,284
Balance March 31, 2020	105,914	$10,591	$1,230,485	$4,508	$1,705,646	$(55,246)	$(2,788,310)	$381	$108,055
Net income	—	—	—	—	148,940	—	—	56	148,996
Other comprehensive loss, net	—	—	—	—	—	(1,786)	—	—	(1,786)
Issuances of common stock, net	—	—	—	—	—	—	258	—	258
Common stock issued under stock plans	117	12	10,068	—	—	—	—	—	10,080
Deferred stock units activity	—	—	(894)	894	—	—	—	—	—
Share-based compensation cost	—	—	7,797	—	—	—	—	—	7,797
Balance June 30, 2020	106,031	$10,603	$1,247,456	$5,402	$1,854,586	$(57,032)	$(2,788,052)	$437	$273,400
Net income (loss)	—	—	—	—	146,219	—	—	102	146,321
Other comprehensive income, net	—	—	—	—	—	(4,893)	—	—	(4,893)
Repurchases of common stock, net	—	—	—	—	—	—	(360)	—	(360)
Common stock issued under stock plans	251	25	18,706	(12)	—	—	—	—	18,719
Share-based compensation cost	—	—	7,907	21	—	—	—	—	7,928
Balance September 30, 2020	106,282	$10,628	$1,274,069	$5,411	$2,000,805	$(61,925)	$(2,788,412)	$539	$441,115

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
Balance December 31, 2018	105,087	$10,509	$1,138,216	$4,524	$1,167,928	$(41,791)	$(2,288,899)	$280	$(9,233)
Net income	—	—	—	—	102,681	—	—	28	102,709
Other comprehensive income, net	—	—	—	—	—	1,776	—	—	1,776
Repurchases of common stock, net	—	—	—	—	—	—	(61,135)	—	(61,135)
Common stock issued under stock plans	258	26	11,393	—	—	—	—	—	11,419
Share-based compensation cost	—	—	6,266	68	—	—	—	—	6,334
Balance March 31, 2019	105,345	$10,535	$1,155,875	$4,592	$1,270,609	$(40,015)	$(2,350,034)	$308	$51,870
Net income (loss)	—	—	—	—	125,706	—	—	(5)	125,701
Other comprehensive loss, net	—	—	—	—	—	(568)	—	—	(568)
Repurchases of common stock, net	—	—	—	—	—	—	(20,343)	—	(20,343)
Common stock issued under stock plans	133	13	8,556	(578)	—	—	—	—	7,991
Deferred stock units activity	—	—	(324)	324	—	—	—	—	—
Share-based compensation cost	—	—	6,855	43	—	—	—	—	6,898
Balance June 30, 2019	105,478	$10,548	$1,170,962	$4,381	$1,396,315	$(40,583)	$(2,370,377)	$303	$171,549
Net income	—	—	—	—	108,837	—	—	1	108,838
Other comprehensive loss, net	—	—	—	—	—	(4,982)	—	—	(4,982)
Repurchases of common stock, net	—	—	—	—	—	—	(91,321)	—	(91,321)
Common stock issued under stock plans	116	11	9,247	(11)	—	—	—	—	9,247
Share-based compensation cost	—	—	9,345	46	—	—	—	—	9,391
Balance September 30, 2019	105,594	$10,559	$1,189,554	$4,416	$1,505,152	$(45,565)	$(2,461,698)	$304	$202,722

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities:
Net income	$407,173	$337,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,437	65,422
Impairment charge	1,993	—
Provision for credit losses (Note 2 & Note 6)	5,235	618
Deferred income taxes	(3,363)	2,403
Share-based compensation expense	23,008	22,623
Other	488	879
Changes in assets and liabilities:
Accounts receivable	(72,409)	(24,451)
Inventories	(25,091)	(36,582)
Other assets and liabilities	30,579	(54,770)
Accounts payable	512	1,181
Deferred revenue	(10,433)	(10,826)
Net cash provided by operating activities	429,129	303,745
Cash Flows from Investing Activities:
Purchases of property and equipment	(92,768)	(109,058)
Acquisition of intangible assets	(668)	(255)
Acquisitions of a business and equity investment, net of cash acquired	(250)	(304)
Net cash used by investing activities	(93,686)	(109,617)
Cash Flows from Financing Activities:
Repayments on revolving credit facilities, net	(289,625)	(169,532)
Issuance of senior notes	200,000	100,000
Debt issuance costs	(4,995)	(154)
Payment of acquisition-related contingent consideration	(1,580)	(2,255)
Repurchases of common stock, net	(182,815)	(160,969)
Proceeds from exercises of stock options and employee stock purchase plans	39,230	28,739
Shares withheld for statutory tax withholding on restricted stock	(9,029)	(7,849)
Net cash used by financing activities	(248,814)	(212,020)
Net effect of changes in exchange rates on cash	(1,368)	(1,906)
Net increase (decrease) in cash and cash equivalents	85,261	(19,798)
Cash and cash equivalents at beginning of period	90,326	123,794
Cash and cash equivalents at end of period	$175,587	$103,996

Supplemental Cash Flow Information:
Cash paid for income taxes	$79,909	$80,036
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$7,708	$19,196

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2019, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year or any future period, particularly in light of the COVID-19 pandemic and its effects on the domestic and global economies as described below. These unaudited condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, and our Annual Report on Form 10-K for the year ended December 31, 2019, (the “2019 Annual Report”) filed with the SEC.

Beginning in the first quarter of 2020, to limit the spread of COVID-19, governments took various actions including the issuance of stay-at-home policies and social distancing procedures and guidelines, causing some businesses, including those that we serve, to adjust, reduce, or suspend business and operating activities. The primary impacts of the COVID-19 pandemic have been seen in our CAG and Water businesses. Veterinary care is widely recognized as an “essential” service for pet owners, and veterinarians continued to deliver essential medical care for sick and injured pets. The stay-at-home policies deployed early in 2020 to combat the spread of COVID-19 resulted in a decrease in companion animal clinical visits, including delay of elective procedures and wellness visits. Our reference laboratories and manufacturing facilities are operating and have been designated as essential businesses although disruptions or reductions to operations may occur as the impacts from the COVID-19 pandemic and related responses continue to develop. In order to maintain the quality of drinking and surface water, Water compliance testing is also recognized as an "essential" service; however, our business has been impacted due to lower non-compliance testing, as well as some disruption in compliance testing due to social distancing policies. During the second and third quarters of 2020, certain local, state, and federal governments began to ease the stay-at-home policies and allowed more businesses and facilities to re-open, leading to a recovery in companion animal clinical visits and associated demand for our diagnostic services. The extent to which the continuation, or a possible second-wave outbreak of COVID-19, or an outbreak of other health epidemics could impact our business, results of operations and financial condition, including the potential for write-offs or impairments of assets and suspension of capital investments, will depend on future developments. We are unable to predict with certainty the effects of the COVID-19 pandemic on our customers, suppliers, and vendors, as well as the actions of governments, and when and to what extent normal economic and operating conditions can resume; these effects may differ from those assumed in our projected estimates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic impact that has occurred or may occur in the future.

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

NOTE 2. ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020, are consistent with those discussed in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in our 2019 Annual Report, except as noted below.

New Accounting Pronouncements Adopted

Effective January 1, 2020, we adopted ASU 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements under ASC Topic No. 820, Fair Value Measurement, as amended (“ASC 820”). ASU 2018-13 removes (a) the prior requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy contained in ASC 820, (b) the policy for timing of transfers between levels, and (c) the valuation processes used for Level 3 fair value measurements. ASU 2018-13 also adds, among other things, a requirement to disclose the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. The adoption did not have a material impact on our consolidated financial statements.
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
In March 2020, the FASB issued ASU 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The relief offered by this guidance, if adopted, is available to companies for the period March 12, 2020 through December 31, 2022. We do not expect the discontinuation of LIBOR to have a material impact on our consolidated financial statements.

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

Lease Revenue. Revenues from instrument rental agreements and reagent rental programs are recognized either as operating leases on a ratable basis over the term of the agreement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental agreements in equal monthly amounts over the term of the rental agreement. Our reagent rental programs provide our customers the right to use our instruments upon entering into agreements to purchase specified amounts of consumables, which are considered embedded leases. For some agreements, the customers are provided with the right to purchase the instrument at the end of the lease term. Lease revenues from these agreements are presented in product revenue on our unaudited condensed consolidated income statement. Lease revenue was approximately $4.5 million and $12.2 million for the three and nine months ended September 30, 2020, respectively, as compared to $5.3 million and $14.5 million for the three and nine months ended September 30, 2019, respectively, including both operating leases and sales-type leases under ASC 842, Leases, for leases entered into after January 1, 2019, and ASC 840, Leases, for leases entered into prior to 2019. See below for revenue recognition under our reagent rental programs.

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

On December 31, 2019, our deferred revenue related to extended warranties and post-contract support was $38.0 million, of which approximately $2.8 million and $19.5 million were recognized during the three and nine months ended September 30, 2020. Furthermore, as a result of new agreements, our deferred revenue related to extended warranties and post-contract support was $35.2 million at September 30, 2020. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $21.2 million at September 30, 2020, of which approximately 11%, 40%, 28%, 14%, and 7% are expected to be recognized during the remainder of 2020, the full years 2021, 2022, 2023, and thereafter, respectively. Additionally, we have determined these agreements do not include a significant financing component.

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

On December 31, 2019, our capitalized customer acquisition costs were $137.4 million, of which approximately $9.7 million and $29.9 million were recognized as a reduction of revenue during the three and nine months ended September 30, 2020. Furthermore, as a result of new up-front customer loyalty payments, net of subsequent recognition, our capitalized customer acquisition costs were $146.0 million at September 30, 2020. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the three and nine months ended September 30, 2020, were not material.

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

On December 31, 2019, our volume commitment contract assets were $83.9 million, of which approximately $4.5 million and $14.0 million were reclassified to accounts receivable when customers were billed for related products and services during the three and nine months ended September 30, 2020. Furthermore, as a result of new placements under volume commitment programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses upon adoption of ASU 2016-13, our contract assets were $101.3 million at September 30, 2020. We monitor customer purchases over the term of their agreement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the three and nine months ended September 30, 2020, were not material.

For our up-front customer loyalty and volume commitment programs, we estimate future revenues related to multi-year agreements to be approximately $2.0 billion, of which approximately 7%, 25%, 23%, 20%, and 25% are expected to be recognized during the remainder of 2020, the full years 2021, 2022, 2023, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to purchase goods and services, net of the expected revenue reductions from customer acquisition costs and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

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

On December 31, 2019, our deferred revenue related to instrument rebate programs was $49.1 million, of which approximately $4.0 million and $12.5 million were recognized when customers purchased eligible products and services and earned rebates during the three and nine months ended September 30, 2020, respectively. Furthermore, as a result of new instrument purchases under rebate programs, net of subsequent recognition, our deferred revenue was

$41.0 million at September 30, 2020, of which approximately 10%, 34%, 25%, 16%, and 15% are expected to be recognized during the remainder of 2020, the full years 2021, 2022, 2023, and thereafter, respectively.

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

Sales-type Reagent Rental Programs. Our reagent rental programs that effectively transfer control of instruments to our customers are classified as sales-type leases, and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is transferred to accounts receivable when customers are billed for future products and services over the term of the contract. On December 31, 2019, our lease receivable assets were $7.2 million, of which approximately $0.3 million and $1.0 million were reclassified to accounts receivable when customers were billed for related products and services during the three and nine months ended September 30, 2020, respectively. Furthermore, as a result of new placements under sales-type reagent rental programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses upon adoption of ASU 2016-13, our lease receivable assets were $9.2 million at September 30, 2020. The impacts of discounting and unearned income at September 30, 2020, were not material. Profit and loss recognized at the commencement date and interest income during the three and nine months ended September 30, 2020, were not material. We monitor customer purchases over the term of their agreement to assess the realizability of our lease receivable assets. Impairments during the three and nine months ended September 30, 2020, were not material.

Operating-type Reagent Rental Programs. Our reagent rental programs that do not effectively transfer control of instruments to our customers are classified as operating leases, and we recognize instrument revenue and costs ratably over the term of the agreement. The cost of the instrument is capitalized within property and equipment. During the three and nine months ended September 30, 2020, we transferred instruments of $2.6 million and $6.6 million, respectively, as compared to $5.5 million and $10.5 million for the three and nine months ended September 30, 2019, respectively, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental programs of approximately $25.9 million, of which approximately 11%, 37%, 24%, 13%, and 15% are expected to be recognized during the remainder of 2020, the full years 2021, 2022, 2023, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of any expected price adjustments, and as a result, may be lower than stated contractual commitments by our customers.

Other Customer Incentive Programs. Certain agreements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified purchase threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method for incentives that are offered to individual customers and the expected-value method for programs that are offered to a broad group of customers. Revenue adjustments that relate to performance obligations satisfied in prior periods during the three and nine months ended September 30, 2020, were not material. Refund obligations related to customer incentive programs are recorded in accrued liabilities for the actual issuance of incentives, incentives earned but not yet issued and estimates of incentives to be earned in the future.

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

Accounts Receivable. We recognize revenue when it is probable that we will collect substantially all of the consideration to which we will be entitled, based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. We have no significant customers that accounted for greater than 10% of our consolidated revenues, and we have no concentration of credit risk as of September 30, 2020.

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

The following table presents disaggregated revenue by major product and service categories:໿

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
CAG segment revenue:
CAG Diagnostics recurring revenue:	$567,416	$460,974	$1,565,595	$1,382,196
IDEXX VetLab consumables	218,605	177,276	603,379	519,646
Rapid assay products	70,593	58,930	192,681	181,966
Reference laboratory diagnostic and consulting services	254,223	204,919	703,300	621,469
CAG Diagnostics services and accessories	23,995	19,849	66,235	59,115
CAG Diagnostics capital - instruments	29,336	32,608	72,040	92,883
Veterinary software, services and diagnostic imaging systems	41,265	39,548	118,478	114,318
CAG segment revenue	638,017	533,130	1,756,113	1,589,397

Water segment revenue	33,272	34,906	95,537	99,980
LPD segment revenue	36,971	31,370	103,369	95,980
Other segment revenue	13,529	5,897	30,698	16,105
Total revenue	$721,789	$605,303	$1,985,717	$1,801,462

Revenue by principal geographic area, based on customers’ domiciles, was as follows:໿

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$454,836	$380,184	$1,257,617	$1,127,347
Europe, the Middle East and Africa	147,193	122,050	400,928	368,636
Asia Pacific Region	77,401	64,648	212,663	188,756
Canada	28,710	24,334	78,314	75,212
Latin America	13,649	14,087	36,195	41,511
Total	$721,789	$605,303	$1,985,717	$1,801,462

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

On December 31, 2019, our deferred commission costs, included within other assets, were $15.6 million, of which approximately $1.3 million and $4.0 million of commission expense was recognized during the three and nine months ended September 30, 2020, respectively. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $16.5 million at September 30, 2020. Impairments of deferred commission costs during the three and nine months ended September 30, 2020, were not material.

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
NOTE 5. SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units, and employee stock purchase rights awarded during the three and nine months ended September 30, 2020, totaled $1.3 million and $39.9 million as compared to $3.8 million and $40.1 million for the three and nine months ended September 30, 2019. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at September 30, 2020, was $64.0 million, which will be recognized over a weighted average period of approximately 1.7 years. During the three and nine months ended September 30, 2020, we recognized expenses of $7.9 million and $23.0 million as compared to $9.4 million and $22.6 million for the three and nine months ended September 30, 2019, related to share-based compensation.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Nine Months Ended September 30,
	2020	2019

Share price at grant	$290.15	$213.35
Expected stock price volatility	27%	26%
Expected term, in years	6.0	6.0
Risk-free interest rate	1.4%	2.4%
Weighted average fair value of options granted	$84.60	$64.99

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

Accounts Receivable

The allowance for credit losses associated with accounts receivable was $6.6 million and $3.6 million at September 30, 2020 and December 31, 2019, respectively. Accounts receivable reflected on the balance sheet is net of this reserve. Based on an aging analysis, at September 30, 2020, approximately 88% of our accounts receivable had not yet reached the invoice due date and approximately 12% was considered past due, of which approximately 1.7% was greater than 60 days past due. At December 31, 2019, approximately 84% of our accounts receivable had not yet reached the invoice due date and approximately 16% was considered past due, of which approximately 1.5% was greater than 60 days past due.

Contract assets and lease receivables

The allowance for credit losses associated with the contract assets and lease receivables was $3.3 million, at September 30, 2020. The assets reflected on the balance sheet are net of these reserves. Historically, we have experienced low credit loss rates on our customer commitment programs and lease receivables. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.
NOTE 7. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The components of inventories were as follows:

(in thousands)	September 30, 2020	December 31, 2019

Raw materials	$46,791	$41,202
Work-in-process	19,582	20,077
Finished goods	151,224	133,740
Inventories	$217,597	$195,019

NOTE 8. LEASES

See Note 7 to the consolidated financial statements in our 2019 Annual Report for additional information regarding leases.

Maturities of operating lease liabilities were as follows:

(in thousands, except lease term and discount rate)	September 30, 2020

2020 (remainder of year)	$3,824
2021	20,660
2022	17,572
2023	12,453
2024	8,280
Thereafter	39,188
Total lease payments	101,977
Less imputed interest	(14,724)
Total	$87,253

Supplemental cash flow information for leases was as follows:

(in thousands)	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

Cash paid for amounts included in the measurement of operating leases liabilities	$14,619	$14,878
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations	$17,064	$7,870

NOTE 9. OTHER CURRENT AND LONG-TERM ASSETS

Other current assets consisted of the following:໿

(in thousands)	September 30, 2020	December 31, 2019

Customer acquisition costs	$42,906	$39,329
Prepaid expenses	35,966	31,992
Taxes receivable	24,051	20,516
Contract assets, net	20,361	17,659
Deferred sales commissions	5,510	5,202
Other assets	9,108	10,284
Other current assets	$137,902	$124,982

Other long-term assets consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Customer acquisition costs	$103,075	$98,117
Contract assets, net	80,936	66,226
Investment in long-term product supply arrangements	12,599	13,657
Deferred sales commissions	10,993	10,442
Deferred income taxes	8,198	8,100
Taxes receivable	6,329	14,960
Other assets	32,672	28,690
Other long-term assets	$254,802	$240,192

NOTE 10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019

Accrued employee compensation and related expenses	$133,032	$127,174
Accrued expenses (Note 16)	100,798	86,296
Accrued customer incentives and refund obligations	71,885	63,079
Accrued taxes	40,013	31,108
Current lease liabilities	16,598	15,281
Accrued liabilities	$362,326	$322,938
໿

Other long-term liabilities consisted of the following:໿

(in thousands)	September 30, 2020	December 31, 2019

Accrued taxes	$59,663	$67,463
Other accrued long-term expenses	20,001	13,701
Other long-term liabilities	$79,664	$81,164

NOTE 11. DEBT

Senior Notes

The following describes all of our currently outstanding unsecured senior notes issued and sold in private placements (collectively, the “Senior Notes”) as of September 30, 2020:

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

Senior Note Agreements

The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, acquisition-related expense, and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At September 30, 2020, we were in compliance with the covenants of the Senior Note Agreements.

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

NOTE 12. REPURCHASES OF COMMON STOCK

We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three and nine months ended September 30, 2020 and 2019 was not material.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrender:

(in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Shares repurchased in the open market	—	330	721	683
Shares acquired through employee surrender for statutory tax withholding	1	1	31	38
Total shares repurchased	1	331	752	721

Cost of shares repurchased in the open market	$—	$91,051	$179,623	$165,198
Cost of shares for employee surrenders	360	277	9,029	7,849
Total cost of shares	$360	$91,328	$188,652	$173,047

Average cost per share - open market repurchases	$—	$275.50	$249.20	$241.56
Average cost per share - employee surrenders	$393.12	$286.65	$292.03	$209.20
Average cost per share - total	$393.12	$275.53	$250.96	$239.87
໿
໿

NOTE 13. INCOME TAXES

Our effective income tax rate was 10.8% for the three months ended September 30, 2020, as compared to 18.0% for the three months ended September 30, 2019, and 16.0% for the nine months ended September 30, 2020, as compared to 18.5% for the nine months ended September 30, 2019. The decrease in our effective tax rate for the three and nine months ended September 30, 2020, as compared to the same period in the prior year, was primarily driven by higher tax benefits from share-based compensation.

The effective tax rate for the three and nine months ended September 30, 2020, differed from the U.S. statutory tax rate of 21% primarily due to tax benefits from share-based compensation.
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, consisted of the following:

	For the Nine Months Ended September 30, 2020
		Unrealized (Loss) on Cash Flow Hedges, Net of Tax	Unrealized (Loss) Gain on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized Gain (Loss) on Investments, Net of Tax	Foreign Currency Exchange Contracts	Euro-Denominated Notes	Cross Currency Swaps	Cumulative Translation Adjustment	Total

Balance as of December 31, 2019	$110	$(736)	$1,396	$3,467	$(50,419)	$(46,182)
Other comprehensive (loss) before reclassifications	(408)	(623)	(3,466)	(1,339)	(7,871)	(13,707)
Gain reclassified from accumulated other comprehensive income	—	(2,036)	—	—	—	(2,036)
Balance as of September 30, 2020	$(298)	$(3,395)	$(2,070)	$2,128	$(58,290)	$(61,925)

໿

	For the Nine Months Ended September 30, 2019
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax	Unrealized (Loss) Gain on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized (Loss) Gain on Investments, Net of Tax	Foreign Currency Exchange Contracts	Euro-Denominated Notes	Cross Currency Swaps	Cumulative Translation Adjustment	Total

Balance as of December 31, 2018	$(157)	$6,229	$(394)	$1,360	$(48,829)	$(41,791)
Other comprehensive (loss) income before reclassifications	295	6,458	3,507	3,993	(12,231)	2,022
Gain reclassified from accumulated other comprehensive income	—	(5,796)	—	—	—	(5,796)
Balance as of September 30, 2019	$138	$6,891	$3,113	$5,353	$(61,060)	$(45,565)

The following tables present components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended September 30,
		2020	2019
Gain (loss) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$(591)	$3,171
	Tax expense (benefit)	(53)	688
	Gain (loss), net of tax	$(538)	$2,483

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Nine Months Ended September 30,
		2020	2019
Gain on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$2,562	$7,091
	Tax expense	526	1,295
	Gain, net of tax	$2,036	$5,796
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

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Shares outstanding for basic earnings per share	85,314	86,198	85,293	86,206

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	85,314	86,198	85,293	86,206
Dilutive effect of share-based payment awards	1,376	1,469	1,342	1,427
	86,690	87,667	86,635	87,633
໿
໿

Certain awards and options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Weighted average number of shares underlying anti-dilutive awards	1	—	—	—
Weighted average number of shares underlying anti-dilutive options	10	29	236	247
໿

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

See “Note 8. Leases”, for more information regarding our lease commitments.

Contingencies and Guarantees

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could be higher and lower than our accruals. Except for the litigation matter described below, at September 30, 2020, our accruals with respect to actual and threatened litigation were not material.

We are a defendant in an ongoing litigation matter involving an alleged breach of contract for underpayment of royalty payments made from 2004 through 2017 under an expired patent license agreement. The plaintiff has asserted a claim of approximately $50 million, inclusive of interest, alleging that the incorrect royalty provision was applied to certain licensed products and services throughout the agreement term and that royalties were also due on non-licensed diagnostic services that were provided concurrently with licensed services. The trial court has ruled in favor of the plaintiff in this matter and we are appealing the judgment and continue to vigorously defend ourselves against the plaintiff’s allegations. While we believe the claim is without merit, litigation is inherently unpredictable and there can be no assurance that we will prevail in this matter. We have established an accrual of $27.5 million related to this ongoing matter, which represents the amount of a possible loss that we have determined to be probable and estimable. The actual cost of resolving this matter may be higher or lower than the amount we have accrued.

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

The following table reflects adjustments to previously reported costs in our Unallocated segment, that are now allocated to our CAG, Water, LPD and Other segments for the three and nine months ended September 30, 2019, respectively:

(in thousands)	Three Months Ended September 30, 2019
	CAG	Water	LPD	Other	Unallocated

Cost of sales	$(428)	$(19)	$(24)	$(10)	$481
Gross profit	428	19	24	10	(481)

Operating Expenses:
Sales and marketing	$211	$9	$12	$—	$(232)
General and administrative	2,472	105	131	1,058	(3,766)
Research and development	4,544	20	25	—	(4,589)
Total operating expenses	$7,227	$134	$168	$1,058	$(8,587)
Income from operations	$(6,799)	$(115)	$(144)	$(1,048)	$8,106

(in thousands)	Nine Months Ended September 30, 2019
	CAG	Water	LPD	Other	Unallocated

Cost of sales	$(266)	$(12)	$(15)	$(6)	$299
Gross profit	266	12	15	6	(299)

Operating Expenses:
Sales and marketing	$322	$14	$18	$—	$(354)
General and administrative	1,377	(114)	(122)	2,222	(3,363)
Research and development	12,062	39	49	—	(12,150)
Total operating expenses	$13,761	$(61)	$(55)	$2,222	$(15,867)
Income from operations	$(13,495)	$73	$70	$(2,216)	$15,568

The following is a summary of segment performance:

	For the Three Months Ended September 30,
	CAG	Water	LPD	Other	Consolidated Total
2020
Revenue	$638,017	$33,272	$36,971	$13,529	$721,789

Income from operations	$139,434	$15,243	$10,505	$6,674	$171,856
Interest expense, net					(7,902)
Income before provision for income taxes					163,954
Provision for income taxes					17,633
Net income					146,321
Less: Net income attributable to noncontrolling interest					102
Net income attributable to IDEXX Laboratories, Inc. stockholders					$146,219

2019
Revenue	$533,130	$34,906	$31,370	$5,897	$605,303

Income from operations	$117,691	$16,930	$4,850	$331	$139,802
Interest expense, net					(7,004)
Income before provision for income taxes					132,798
Provision for income taxes					23,960
Net income					108,838
Less: Net income attributable to noncontrolling interest					1
Net income attributable to IDEXX Laboratories, Inc. stockholders					$108,837

(in thousands)	For the Nine Months Ended September 30,
	CAG	Water	LPD	Other	Consolidated Total
2020
Revenue	$1,756,113	$95,537	$103,369	$30,698	$1,985,717

Income from operations	$426,062	$43,383	$28,417	$11,567	$509,429
Interest expense, net					(24,880)
Income before provision for income taxes					484,549
Provision for income taxes					77,376
Net income					407,173
Less: Net income attributable to noncontrolling interest					187
Net income attributable to IDEXX Laboratories, Inc. stockholders					$406,986

2019
Revenue	$1,589,397	$99,980	$95,980	$16,105	$1,801,462

Income from operations	$370,600	$47,467	$17,707	$1,441	$437,215
Interest expense, net					(23,503)
Income before provision for income taxes					413,712
Provision for income taxes					76,464
Net income					337,248
Less: Net income attributable to noncontrolling interest					24
Net income attributable to IDEXX Laboratories, Inc. stockholders					$337,224

See “Note 3. Revenue Recognition” for a summary of disaggregated revenue by reportable segment and by major product and service category for the three and nine months ended September 30, 2020 and 2019.
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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2020.

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

The amounts outstanding under our unsecured revolving credit facility (“Credit Facility” or “line of credit”) and senior notes (“long-term debt”) are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $998.5 million and $904.0 million, respectively, as of September 30, 2020, and $753.6 million and $699.4 million, respectively, as of December 31, 2019.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2020

Assets
Money market funds(1)	$76	$—	$—	$76
Equity mutual funds(2)	$1,182	$—	$—	$1,182
Cross currency swaps(3)	$—	$2,797	$—	$2,797
Foreign currency exchange contracts(3)	$—	$609	$—	$609
Liabilities
Foreign currency exchange contracts(3)	$—	$4,821	$—	$4,821
Deferred compensation(4)	$1,182	$—	$—	$1,182

(in thousands)
As of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019

Assets
Money market funds(1)	$71	$—	$—	$71
Equity mutual funds(2)	$1,676	$—	$—	$1,676
Cross currency swaps(3)	$—	$4,559	$—	$4,559
Foreign currency exchange contracts(3)	$—	$1,791	$—	$1,791
Liabilities
Foreign currency exchange contracts(3)	$—	$2,886	$—	$2,886
Deferred compensation(4)	$1,676	$—	$—	$1,676
(1)Money market funds with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of September 30, 2020 and December 31, 2019, consisted of demand deposits.
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

We recognize all hedging instruments on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See “Note 14. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on our unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2020 and 2019.

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

We did not de-designate any instruments from hedge accounting treatment during either the three and nine months ended September 30, 2020 or 2019. At September 30, 2020, the estimated amount of net losses, net of tax, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $2.5 million if exchange rates do not fluctuate from the levels at September 30, 2020.

We hedge approximately 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $208.6 million and $210.9 million at September 30, 2020 and December 31, 2019, respectively.

The following tables present the effect of cash flow hedge accounting on our unaudited condensed consolidated statements of income and comprehensive income, and provide information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)		Three Months Ended September 30,
		2020	2019

Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$299,183	$260,353
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income		$(591)	$3,171

(in thousands)		Nine Months Ended September 30,
		2020	2019

Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$824,179	$767,062
Foreign exchange contracts
Amount of gain reclassified from accumulated other comprehensive income into income		$2,562	$7,091

Net Investment Hedges

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded losses of $2.8 million and $3.5 million, net of tax, within AOCI as a result of this net investment hedge for the three and nine months ended September 30, 2020, respectively, and gains of $3.0 million and $3.5 million for the three and nine months ended September 30, 2019. The related cumulative unrealized gain recorded at September 30, 2020, will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or a portion of the hedge no longer qualifies for hedge accounting treatment. See Note 12 to the consolidated financial statements included in our 2019 Annual Report for further information regarding the issuance of these euro-denominated notes.

We have entered into several cross currency swap contracts as a hedge of our net investment in foreign operations to offset foreign currency translation gains and losses on the net investment. These cross currency swaps have maturity dates beginning on June 30, 2023, through June 18, 2025. At maturity of the cross currency swap contracts, we will deliver the notional amount of €90.0 million and will receive approximately $104.5 million from the counterparties on June 30, 2023, and we will deliver the notional amount of €10 million and will receive approximately $11.4 million from the counterparties on June 18, 2025. The change in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. During the three and nine months ended September 30, 2020, we recorded losses of $3.9 million and $1.3 million, net of tax, within AOCI as a result of these net investment hedges, respectively, and gains of $3.1 million and $4.0 million during the three and nine months ended September 30, 2019. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and, thus is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $0.7 million and $2.0 million related to the excluded component as a reduction of interest expense for the three and nine months ended September 30, 2020, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2019, respectively.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following derivative instruments, unless otherwise noted:

(in thousands)		Hedging Assets
		September 30, 2020	December 31, 2019

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$519	$1,791
Cross currency swaps	Other long-term assets	2,797	4,559
Foreign currency exchange contracts	Other long-term assets	90	—
Total derivative instruments presented as hedge instruments on the balance sheet		3,406	6,350
Gross amounts subject to master netting arrangements not offset on the balance sheet		(609)	(1,354)
Net amount		$2,797	$4,996

໿

(in thousands)		Hedging Liabilities
		September 30, 2020	December 31, 2019

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$3,631	$2,886
Foreign currency exchange contracts	Other long-term liabilities	1,190	—
Total derivative instruments presented as cash flow hedges on the balance sheet		4,821	2,886
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet(1)	Long-term debt	103,980	99,422
Total hedging instruments presented on the balance sheet		108,801	102,308
Gross amounts subject to master netting arrangements not offset on the balance sheet		(609)	(1,354)
Net amount		$108,192	$100,954
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

Effects of Certain Factors and Trends on Results of Operations

Market Trends and COVID-19 Pandemic Impact Update. The primary impacts of the COVID-19 pandemic have been seen in our CAG business. While veterinary care is widely recognized as an “essential” service, stay-at-home policies deployed to combat the spread of COVID-19 constrained visits to veterinary practices significantly in late March 2020 through early April 2020, pressuring diagnostic testing volumes. Restrictions on sales professionals’ access to veterinary clinics also contributed to deferrals on new CAG instrument placements.

As stay-at-home policies were relaxed, there was a sharp rebound in clinical visit activity which accelerated through the second quarter of 2020, and continued in the third quarter of 2020. Weekly U.S. companion animal practice data show improvement in same-store clinical visits trends since mid-April 2020. Same-store clinical visits gains were 7% in June 2020 and sustained at 6% in the third quarter of 2020, supported by 11% growth in wellness visits and 3% growth in non-wellness visits during the third quarter of 2020.

Companion animal market improvement trends globally have supported a strong recovery in demand for CAG diagnostic products and services. Global CAG Diagnostics recurring revenues declined approximately 16% in April 2020, followed by increases of approximately 8% in May 2020, 30% in June 2020, 24% in July 2020, and approximately 20% for the remainder of the third quarter of 2020. CAG growth dynamics remained healthy across regions in the third quarter of 2020.

While these trends are encouraging, potential effects related to ongoing COVID-19 case management efforts are challenging to predict and may pressure future revenues should enhanced social distancing policies and higher infection rates impact veterinary clinic operations in certain regions.

We have also seen impacts from the COVID-19 pandemic on Water testing volumes. There was some disruption to compliance Water testing early in the second quarter of 2020 related to business lockdown effects, as well as beach and pool closures, which has since had a solid recovery. Approximately 20% of our Water revenues are related to non-compliance testing, which has seen declines related to reduced overall business activity and prioritization of laboratory spending. We anticipate that near-to-moderate-term demand for non-compliance testing will continue to be impacted by pandemic and related economic pressures.
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

Human COVID-19 Testing

On May 7, 2020, we announced that OPTI Medical was granted by the United States Food and Drug Administration (FDA) an Emergency Use Authorization (EUA) for the OPTI® SARS-CoV-2 RT-PCR laboratory test kit for the detection of SARS-CoV-2, the virus that causes COVID-19. This announcement followed an earlier validation of the test by the Institut Pasteur of France. The test kit provides results in approximately 2 to 3.5 hours and has been validated on commonly available PCR instruments. The OPTI SARS-CoV-2 RT-PCR test kit was developed by utilizing the EUA process outlined by the FDA in March 2020. Use in the United States is limited to laboratories certified under the Clinical Laboratory Improvement Amendments of 1988, 42 U.S.C. §263a (CLIA), to perform high complexity tests to assist physicians in the diagnosis of COVID-19. On June 5, 2020 OPTI Medical announced that it has received the CE mark certification in the European Union for its OPTI® SARS-CoV-2 RT-PCR laboratory test kit. Additionally, the FDA has granted EUA for the new OPTI DNA/RNA Magnetic Bead Kit for nucleic acid extraction from respiratory samples to be used with the OPTI SARS-CoV-2 RT-PCR test kit, which enables OPTI Medical Systems to provide laboratories with a complete OPTI Medical Systems-manufactured workflow solution for COVID-19 testing. These products and services are included within our OPTI Medical business in our Other segment and are the primary driver of growth in that segment.

Currency and Other Items

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

Effective January 1, 2020, we modified our management reporting to the Chief Operating Decision Maker to provide a more comprehensive view of the performance of our operating segments by including costs that were previously not allocated to our segments. Prior to January 1, 2020, certain costs were not allocated to our operating segments and were instead reported under the caption “Unallocated Amounts.” These costs included costs primarily consisting of our R&D function, regional or country expenses and unusual items. Corporate support function costs (such as information technology, facilities, human resources, finance and legal), health benefits and incentive compensation were charged to our business segments at pre-determined budgeted amounts or rates. Beginning January 1, 2020, the segments will reflect these actual costs allocated to the segment based on various allocation methods, including revenue and headcount. Foreign exchange losses on settlements of foreign currency denominated transactions are not allocated to our operating segments and are instead reported within our Other reporting segment.

The following table reflects adjustments to previously reported costs in our Unallocated segment, that are now allocated to our CAG, Water, LPD and Other segments:

For the three months ended September 30, 2019:

(in thousands)
	CAG	Water	LPD	Other	Unallocated

Cost of sales	$(428)	$(19)	$(24)	$(10)	$481
Gross profit	428	19	24	10	(481)

Operating Expenses:
Sales and marketing	$211	$9	$12	$—	$(232)
General and administrative	2,472	105	131	1,058	(3,766)
Research and development	4,544	20	25	—	(4,589)
Total operating expenses	$7,227	$134	$168	$1,058	$(8,587)
Income from operations	$(6,799)	$(115)	$(144)	$(1,048)	$8,106

For the nine months ended September 30, 2019:

(in thousands)
	CAG	Water	LPD	Other	Unallocated

Cost of sales	$(266)	$(12)	$(15)	$(6)	$299
Gross profit	266	12	15	6	(299)

Operating Expenses:
Sales and marketing	$322	$14	$18	$—	$(354)
General and administrative	1,377	(114)	(122)	2,222	(3,363)
Research and development	12,062	39	49	—	(12,150)
Total operating expenses	$13,761	$(61)	$(55)	$2,222	$(15,867)
Income from operations	$(13,495)	$73	$70	$(2,216)	$15,568

The following table reflects the impact to previously reported segment gross profit margin, operating income margin and operating expenses as a percentage of revenue, due to the allocation of these costs to our CAG, Water, LPD and Other segments:

For the three months ended September 30, 2019:

	CAG	Water	LPD	Other

Cost of sales	(0.1)%	(0.1)%	(0.1)%	(0.2)%
Gross profit	0.1%	0.1%	0.1%	0.2%

Operating Expenses:
Sales and marketing	—%	—%	—%	—%
General and administrative	0.5%	0.3%	0.4%	17.9%
Research and development	0.9%	0.1%	0.1%	—%
Total operating expenses	1.4%	0.4%	0.5%	17.9%
Income from operations	(1.3)%	(0.3)%	(0.5)%	(17.8)%

For the nine months ended September 30, 2019:

	CAG	Water	LPD	Other

Cost of sales	—%	—%	—%	—%
Gross profit	—%	—%	—%	—%

Operating Expenses:
Sales and marketing	—%	—%	—%	—%
General and administrative	0.1%	(0.1)%	(0.1)%	13.8%
Research and development	0.8%	—%	0.1%	—%
Total operating expenses	0.9%	(0.1)%	(0.1)%	13.8%
Income from operations	(0.8)%	0.1%	0.1%	(13.8)%

Critical Accounting Estimates and Assumptions

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Except as described below, the critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020, are consistent with those discussed in our 2019 Annual Report in the section under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Assumptions.”

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

We assess goodwill for impairment annually, at the reporting unit level, in the fourth quarter and whenever events or circumstances indicate impairment may exist. No triggering events have occurred since the date of our last annual impairment test. Our reporting units are the individual product and service categories that comprise our CAG operating segment, our Water and LPD operating segments and goodwill remaining from the restructuring of our pharmaceutical business in the fourth quarter of 2008. We also assess the realizability of other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Non-GAAP Financial Measures

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three and nine months ended September 30, 2020, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

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

Environmental, Social and Governance

During the third quarter of 2020, we established a charitable donor-advised fund, the IDEXX Foundation, administered and controlled by a national donor-advised fund program, and donated $10 million. The goal of the IDEXX Foundation is to make a positive impact in our communities, with an initial focus on supporting education in the veterinary and STEM fields including advancing diversity, equity, and inclusion in animal healthcare.

Comparison to Prior Periods

Our fiscal quarter ended on September 30. Unless otherwise stated, the analysis and discussion of our financial condition and results of operations below, including references to growth and organic growth and increases and decreases, are being compared to the equivalent prior-year periods.

Results of Operations

Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019

Total Company. The following table presents total Company revenue by operating segment:

	For the Three Months Ended September 30,
Net Revenue (dollars in thousands)	2020	2019	Dollar Change	Reported Revenue Growth(1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth(1)

CAG	$638,017	$533,130	$104,887	19.7%	1.0%	0.7%	18.0%
United States	428,105	357,810	70,295	19.6%	—	1.1%	18.6%
International	209,912	175,320	34,592	19.7%	2.9%	—	16.8%

Water	33,272	34,906	(1,634)	(4.7%)	(0.7%)	—	(4.0%)
United States	16,634	16,794	(160)	(1.0%)	—	—	(1.0%)
International	16,638	18,112	(1,474)	(8.1%)	(1.2%)	—	(6.9%)

LPD	36,971	31,370	5,601	17.8%	0.3%	—	17.5%
United States	3,784	3,649	135	3.7%	—	—	3.7%
International	33,187	27,721	5,466	19.7%	0.4%	—	19.3%

Other	13,529	5,897	7,632	129.5%	—	—	129.5%

Total Company	$721,789	$605,303	$116,486	19.2%	0.8%	0.6%	17.8%
United States	454,836	380,184	74,652	19.6%	—	1.0%	18.6%
International	266,953	225,119	41,834	18.6%	2.2%	—	16.4%
(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in both U.S. and international organic revenues was driven by strong volume gains in CAG Diagnostic recurring revenue, reflecting a continued recovery in market demand for companion animal diagnostics globally, supported by pent-up demand for wellness testing as social distancing procedures and guidelines were eased, as well as higher clinical visits related to new patients. In our LPD business, we continue to see strong demand for swine testing in China. Lower revenues in our Water business are primarily the result of the COVID-19 pandemic with lower demand for non-compliance testing. Our new OPTI COVID-19 PCR test for humans increased our overall revenue growth by approximately 1%. The impact of currency movements decreased total revenue by 0.8%, while acquisitions increased revenue by 0.6%.

    The following table presents total Company results of operations:

	For the Three Months Ended September 30,				Change
Total Company - Results of Operations (dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Amount	Percentage

Revenues	$721,789		$605,303		$116,486	19.2%
Cost of revenue	299,183		260,353		38,830	14.9%
Gross profit	422,606	58.5%	344,950	57.0%	77,656	22.5%

Operating Expenses:
Sales and marketing	108,202	15.0%	104,551	17.3%	3,651	3.5%
General and administrative	105,031	14.6%	66,337	11.0%	38,694	58.3%
Research and development	37,517	5.2%	34,260	5.7%	3,257	9.5%
Total operating expenses	250,750	34.7%	205,148	33.9%	45,602	22.2%
Income from operations	$171,856	23.8%	$139,802	23.1%	$32,054	22.9%

Gross Profit. Gross profit increased due to higher sales volumes and a 150 basis point increase in the gross profit margin. The increase in the gross profit margin was driven by several factors including productivity in our reference laboratories, the mix benefits from strong IDEXX VetLab consumable and Rapid Assay products, and lower CAG Diagnostics instrument revenue, the net benefit of price increases, as well as the benefit from OPTI COVID-19 PCR testing. The impact from foreign currency movements decreased the gross profit margin by approximately 45 basis points, including the impact of hedge losses in the current year compared to hedge gains in the prior year.

Operating Expenses. The increase in sales and marketing expense was primarily due to higher personnel-related costs, partially offset by restricted travel and overall prudent expense management. The increase in general and administrative expense was primarily due to an accrual related to an ongoing litigation matter and a charitable donation, as well as increases in personnel and facilities costs. The increase in research and development expense was primarily due to increased project costs. The overall change in currency exchange rates resulted in a decrease in operating expenses by less than 1%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:
໿
໿

	For the Three Months Ended September 30,
Net Revenue (dollars in thousands)	2020	2019	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$567,416	$460,974	$106,442	23.1%	1.0%	0.8%	21.3%
IDEXX VetLab consumables	218,605	177,276	41,329	23.3%	1.2%	—	22.1%
Rapid assay products	70,593	58,930	11,663	19.8%	—%	—	19.8%
Reference laboratory diagnostic and consulting services	254,223	204,919	49,304	24.1%	1.2%	1.8%	21.1%
CAG diagnostics services and accessories	23,995	19,849	4,146	20.9%	1.0%	—	19.9%
CAG Diagnostics capital - instruments	29,336	32,608	(3,272)	(10.0%)	1.2%	—	(11.2%)
Veterinary software, services and diagnostic imaging systems	41,265	39,548	1,717	4.3%	0.2%	—	4.2%
Net CAG revenue	$638,017	$533,130	$104,887	19.7%	1.0%	0.7%	18.0%
(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding

CAG Diagnostics Recurring Revenue. Following a period of significant pressure on testing volumes in late-March through mid-April related to COVID-19 social distancing procedures and guidelines, we saw a sharp recovery in market demand for CAG diagnostics recurring revenues globally across modalities, including high levels of growth in testing volumes beginning in June and sustaining through the third quarter of 2020, supported by pent-up demand for wellness testing as social distancing procedures and guidelines were eased, as well as higher clinical visits related to new patients. The increase in CAG Diagnostics recurring revenue was primarily due to increased volumes in IDEXX VetLab consumables, reference laboratory diagnostic services, and rapid assay products, and to a lesser extent, higher realized prices.

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

The increase in rapid assay revenue resulted primarily from higher SNAP® 4Dx Plus sales volumes and higher realized prices. We continued to see a sharp rebound in rapid assay testing volumes, consistent with the broader U.S. market recovery for wellness testing.
The increase in reference laboratory diagnostic and consulting services revenue was primarily due to higher testing volumes in all major regions, most prominently in the U.S., as well as higher average unit sales prices. Acquisitions increased revenue by 1.8%.

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

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in revenue was primarily due to increased veterinary software and diagnostic imaging subscription-based services, due to increases in our active installed base, and to a lesser extent, higher realized prices. These increases were partially offset by the impacts of the COVID-19 pandemic on new diagnostic imaging placements, including restrictions on our sales professionals’ access to clinics and certain customers deferring purchase decisions.

The following table presents the CAG segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Amount	Percentage

Revenues	$638,017		$533,130		$104,887	19.7%
Cost of revenues	269,720		234,613		35,107	15.0%
Gross profit	368,297	57.7%	298,517	56.0%	69,780	23.4%

Operating Expenses:
Sales and marketing	98,995	15.5%	94,445	17.7%	4,550	4.8%
General and administrative	97,258	15.2%	56,896	10.7%	40,362	70.9%
Research and development	32,610	5.1%	29,485	5.5%	3,125	10.6%
Total operating expenses	228,863	35.9%	180,826	33.9%	48,037	26.6%
Income from operations	$139,434	21.9%	$117,691	22.1%	$21,743	18.5%

Gross Profit. Gross profit increased primarily due to higher sales volume, as well as a 170 basis point increase in the gross profit margin. The increase in the gross profit margin was driven by productivity in our reference laboratories and the mix benefits from high growth in IDEXX VetLab consumable revenues and Rapid Assay products, and lower CAG Diagnostics instrument revenue, as well as the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio. These favorable factors were partially offset by incremental investments in reference laboratory capacity and systems, including acquisitions, a write-down of excess inventory related to product transition, and a software impairment charge. The impact from foreign currency movements decreased the gross profit margin by approximately 30 basis points, including the impact of hedge losses in the current year compared to hedge gains in the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs, partially offset by restricted travel and overall prudent expense management. General and administrative expense increased primarily due to an accrual related to an ongoing litigation matter and a charitable donation, as well as increases in personnel-related and facilities costs. Research and development expense increased primarily due to increased project costs, including our new ProCyte One analyzer. The overall change in currency exchange rates increased operating expenses by approximately 1%.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Amount	Percentage

Revenues	$33,272		$34,906		$(1,634)	(4.7)%
Cost of revenue	10,208		9,517		691	7.3%
Gross profit	23,064	69.3%	25,389	72.7%	(2,325)	(9.2)%

Operating Expenses:
Sales and marketing	3,470	10.4%	4,021	11.5%	(551)	(13.7%)
General and administrative	3,329	10.0%	3,395	9.7%	(66)	(1.9)%
Research and development	1,022	3.1%	1,043	3.0%	(21)	(2.0)%
Total operating expenses	7,821	23.5%	8,459	24.2%	(638)	(7.5)%
Income from operations	$15,243	45.8%	$16,930	48.5%	$(1,687)	(10.0)%

Revenue. The decrease in revenue was primarily due to the impact of the COVID-19 pandemic, primarily due to lower non-compliance testing, which was partially offset by the benefit of price increases. The impact of currency movements decreased revenue by approximately 0.7%.

Gross Profit. Gross profit decreased due to lower sales volumes, and a 340 basis point decrease in the gross profit margin. Foreign currency movements decreased the gross profit margin by approximately 170 basis points, including the impact of hedge losses in the current year compared to hedge gains in the prior year. The remaining decrease in the gross profit margin was primarily due to higher distribution and freight costs, as well as higher product costs and product mix, partially offset by the net benefit of price increases.

Operating Expenses. Overall operating expenses were lower primarily as a result of travel restrictions and prudent expense management implemented in response to the COVID-19 pandemic. The overall change in currency exchange rates resulted in a decrease in operating expenses of approximately 1%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Amount	Percentage

Revenues	$36,971		$31,370		$5,601	17.9%
Cost of revenue	14,203		13,201		1,002	7.6%
Gross profit	22,768	61.6%	18,169	57.9%	4,599	25.3%

Operating Expenses:
Sales and marketing	5,245	14.2%	5,728	18.3%	(483)	(8.4%)
General and administrative	4,299	11.6%	4,305	13.7%	(6)	(0.1%)
Research and development	2,719	7.4%	3,286	10.5%	(567)	(17.3%)
Total operating expenses	12,263	33.2%	13,319	42.5%	(1,056)	(7.9%)
Income from operations	$10,505	28.4%	$4,850	15.5%	$5,655	116.6%

Revenue. The increase in revenue was primarily due to the continued demand for swine testing in China, as well as increased poultry diagnostic testing. These increases were partially offset by the impact of lower dairy testing volumes and herd health screening.

Gross Profit. The increase in gross profit was primarily due to higher sales volume and a 370 basis point increase in the gross profit margin. The gross profit margin increased primarily as a result of favorable product costs from volume leverage and favorable product mix from high levels of swine testing, and to a lesser extent, price increases, partially offset by lower herd health screening. Foreign currency movements, including the impact of hedge losses in the current year compared to hedge gains in the prior year, which decreased the gross profit margin by approximately 210 basis points.

Operating Expenses. Overall operating expenses were lower primarily as a result of prudent expense management implemented in response to the COVID-19 pandemic, as well as travel restrictions. The reduction in sales and marketing expense was primarily personnel-related costs and travel expenses. The decrease in research and development expense was primarily due to leveraging LPD personnel to support our human COVID testing initiative and lower project costs. The overall change in currency exchange rates resulted in an increase in operating expenses of less than 1%.

Other

The following table presents the Other results of operations:
໿

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Amount	Percentage

Revenues	$13,529		$5,897		$7,632	129.4%
Cost of revenue	5,052		3,022		2,030	67.2%
Gross profit	8,477	62.7%	2,875	48.8%	5,602	194.9%

Operating Expenses:
Sales and marketing	492	3.6%	357	6.1%	135	37.8%
General and administrative	145	1.1%	1,741	29.5%	(1,596)	(91.7%)
Research and development	1,166	8.6%	446	7.6%	720	161.4%
Total operating expenses	1,803	13.3%	2,544	43.1%	(741)	(29.1%)
Income from operations	$6,674	49.3%	$331	5.6%	$6,343	1,916.3%

Revenue. The increase in revenue was primarily due to our new OPTI COVID-19 PCR testing products and services. The future demand for this product is difficult to project given the uncertain nature of the COVID-19 pandemic, including short-term project commitments, available PCR testing capacity and alternative suppliers. The impact of currency movements on revenue was immaterial.

Gross Profit. The increase in gross profit was primarily due to sales volumes of our new OPTI COVID-19 PCR testing products and services and a 1,390 basis point increase in the gross profit margin, primarily due to favorable product mix from OPTI COVID-19 PCR testing and higher royalties associated with our former pharmaceutical product line, partially offset by higher product costs in our other OPTI products. The overall change in currency exchange rates had an immaterial impact on gross profit.

Operating Expenses. The increase in sales and marketing expense was primarily due to higher personnel-related costs related to new positions associated with our new OPTI COVID-19 PCR testing initiative. The decrease in general and administrative expense was primarily due to foreign exchange gains on settlements of foreign currency denominated transactions, as compared to losses in the prior year, for all operating segments, which are reported within our Other segment. The increase in research and development cost was primarily due to higher personnel-related and project costs.

Non-Operating Items

Interest Expense. Interest expense was $8.1 million for the three months ended September 30, 2020, as compared to $7.1 million for the same period in the prior year. The increase in interest expense was the result of higher average debt levels, as well as lower capitalized interest related to the expansion of our Westbrook, Maine headquarters and relocation of our core reference laboratory in Germany, partially offset by slightly lower interest rates.

Provision for Income Taxes. Our effective income tax rate was 10.8% for the three months ended September 30, 2020, as compared to 18.0% for the three months ended September 30, 2019. The decrease in our effective tax rate was primarily driven by higher tax benefits from share-based compensation.

Results of Operations

Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019

Total Company. The following table presents total Company revenue by operating segment:

	For the Nine Months Ended September 30,
Net Revenue (dollars in thousands)	2020	2019	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$1,756,113	$1,589,397	$166,716	10.5%	(0.4%)	0.7%	10.1%
United States	1,188,493	1,062,715	125,778	11.8%	—	1.1%	10.8%
International	567,620	526,682	40,938	7.8%	(1.1%)	—	8.9%

Water	95,537	99,980	(4,443)	(4.4%)	(2.1%)	—	(2.3%)
United States	47,510	48,157	(647)	(1.3%)	—	—	(1.3%)
International	48,027	51,823	(3,796)	(7.3%)	(4.1%)	—	(3.2%)

LPD	103,369	95,980	7,389	7.7%	(2.7%)	—	10.4%
United States	10,803	10,221	582	5.7%	—	—	5.7%
International	92,566	85,759	6,807	7.9%	(3.0%)	—	10.9%

Other	30,698	16,105	14,593	90.6%	—	—	90.6%

Total Company	$1,985,717	$1,801,462	$184,255	10.2%	(0.6%)	0.6%	10.2%
United States	1,257,617	1,127,347	130,270	11.6%	—	1.0%	10.6%
International	728,100	674,115	53,985	8.0%	(1.6%)	—	9.6%
(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. In our CAG business, following a period of significant pressure on testing volumes in late-March through mid-April related to COVID-19 social distancing procedures and guidelines, we saw a sharp recovery in market demand for companion animal diagnostics globally, including high levels of growth in testing volumes beginning in June 2020 through the third quarter, supported by pent-up demand for wellness testing as social distancing procedures and guidelines were eased, as well as higher clinical visits related to new patients. In our LPD business, the increased demand for swine testing in China was partially offset by lower herd health screening revenue. Lower revenues in our Water business are primarily the result of the COVID-19 pandemic, due to lower demand for non-compliance testing in the second and third quarters of 2020. The impact of currency movements decreased total revenue by 0.6%, while acquisitions increased revenue by 0.6%.

The following table presents total Company results of operations:

	For the Nine Months Ended September 30,				Change
Total Company - Results of Operations (dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Amount	Percentage

Revenues	$1,985,717		$1,801,462		$184,255	10.2%
Cost of revenue	824,179		767,062		57,117	7.4%
Gross profit	1,161,538	58.5%	1,034,400	57.4%	127,138	12.3%

Operating Expenses:
Sales and marketing	318,526	16.0%	312,499	17.3%	6,027	1.9%
General and administrative	231,111	11.6%	186,653	10.4%	44,458	23.8%
Research and development	102,472	5.2%	98,033	5.4%	4,439	4.5%
Total operating expenses	652,109	32.8%	597,185	33.2%	54,924	9.2%
Income from operations	$509,429	25.7%	$437,215	24.3%	$72,214	16.5%

Gross Profit. Gross profit increased due to higher sales volumes, as well as a 110 basis point increase in the gross profit margin. The increase in the gross profit margin was driven by several factors, including productivity in our reference laboratories, the mix benefits from strong IDEXX VetLab consumable and lower CAG Diagnostics instrument revenue, the net benefit of price increases, as well as the benefit from OPTI COVID-19 PCR testing. These favorable factors were offset by the incremental investments in reference laboratory capacity and systems, including acquisitions. The impact from foreign currency movements decreased the gross profit margin by approximately 30 basis points, including the impact of lower hedge gains in the current year compared to higher hedge gains in the prior year.

Operating Expenses. The increase in sales and marketing expense was primarily due to increased personnel-related costs related to our expanded global commercial infrastructure, partially offset by cost containment efforts implemented in response to the COVID-19 pandemic, including temporary compensation and benefit reductions and travel restrictions. The increase in general and administrative expense was primarily due to an accrual related to an ongoing litigation matter and a charitable donation, as well as increases in bad debt reserves and facilities costs, partially offset by temporary cost containment efforts and prudent expense management across our business segments. The increase in research and development expense was primarily due to higher personnel-related costs, partially offset by temporary cost containment efforts. The overall change in currency exchange rates decreased operating expenses by approximately 1%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:
໿

	For the For the Nine Months Ended September 30,
Net Revenue (dollars in thousands)	2020	2019	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$1,565,595	$1,382,196	$183,399	13.3%	(0.4%)	0.8%	12.8%
IDEXX VetLab consumables	603,379	519,646	83,733	16.1%	(0.6%)	—	16.7%
Rapid assay products	192,681	181,966	10,715	5.9%	(0.4%)	—	6.3%
Reference laboratory diagnostic and consulting services	703,300	621,469	81,831	13.2%	(0.2%)	1.8%	11.5%
CAG diagnostics services and accessories	66,235	59,115	7,120	12.0%	(0.6%)	—	12.7%
CAG Diagnostics capital - instruments	72,040	92,883	(20,843)	(22.4%)	(0.4%)	—	(22.0%)
Veterinary software, services and diagnostic imaging systems	118,478	114,318	4,160	3.6%	(0.1%)	—	3.8%
Net CAG revenue	$1,756,113	$1,589,397	$166,716	10.5%	(0.4%)	0.7%	10.1%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding

CAG Diagnostics Recurring Revenue. We had significant pressure on testing volumes in late-March through mid-April related to COVID-19 social distancing procedures and guidelines. We then saw a sharp recovery in market demand for CAG diagnostics recurring revenues globally across modalities, including high levels of growth in testing volumes beginning in June and sustaining through the third quarter of 2020, supported by pent-up demand for wellness testing as social distancing procedures and guidelines were eased, as well as higher clinical visits related to new patients. The increase in CAG Diagnostics recurring revenue was primarily due to increased volumes in IDEXX VetLab consumables and reference laboratory diagnostic services, and to a lesser extent, higher realized prices.

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

The increase in rapid assay revenue resulted primarily from higher SNAP® 4Dx Plus sales volumes, as well as higher realized prices. Rapid assay testing is relatively more dependent on wellness visits, which were impacted more severely by COVID-19 stay-at-home policies and procedures due to typical seasonality of wellness testing that occurs in the second quarter, however we saw a sharp rebound in rapid assay testing volumes in June, and continued during the third quarter of 2020, consistent with the broader U.S. market recovery for wellness testing.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to the impact of higher testing volumes, most prominently in the U.S., as well as higher average unit sales prices. Solid growth internationally was driven by strong growth in Canada and Asia Pacific.
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

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in revenue was primarily due to increased veterinary software and diagnostic imaging subscription-based services due to the increases in our active installed base, veterinary software, and hardware upgrades, and to a lesser extent, higher realized prices on these service offerings. These factors were partially offset by impacts of the COVID-19 pandemic on new diagnostic imaging placements, including restrictions on our sales professionals’ access to clinics and certain customers deferring purchase decisions, which began to occur in mid-March of 2020.

The following table presents the CAG segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Amount	Percentage

Revenues	$1,756,113		$1,589,397		$166,716	10.5%
Cost of revenue	744,006		691,915		52,091	7.5%
Gross profit	1,012,107	57.6%	897,482	56.5%	114,625	12.8%

Operating Expenses:
Sales and marketing	291,093	16.6%	282,562	17.8%	8,531	3.0%
General and administrative	206,394	11.8%	160,162	10.1%	46,232	28.9%
Research and development	88,558	5.0%	84,158	5.3%	4,400	5.2%
Total operating expenses	586,045	33.4%	526,882	33.1%	59,163	11.2%
Income from operations	$426,062	24.3%	$370,600	23.3%	$55,462	15.0%

Gross Profit. Gross profit increased primarily due to higher sales volume, as well a 110 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to productivity gains in our reference laboratories and the mix benefits from higher growth in IDEXX VetLab consumable revenues and lower CAG Diagnostics instrument revenues, as well as the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio. These favorable factors were partially offset by incremental investments in reference laboratory capacity and systems, including acquisitions. The impact from foreign currency movements decreased the gross profit margin by approximately 20 basis points, including the impact of lower hedge gains in the current year compared to higher hedge gains in the prior year.

Operating Expenses. The increase in sales and marketing expense was primarily due to increased personnel-related costs related to our global commercial infrastructure, partially offset by cost containment efforts implemented in response to the COVID-19 pandemic, including temporary compensation and benefit reductions and travel restrictions. The increase in general and administrative expense was primarily due to an accrual related to an ongoing litigation matter and a charitable donation, as well as higher personnel-related costs, facility costs, and bad debt reserves, partially offset by temporary cost containment efforts. The increase in research and development expense was primarily due to increased project and personnel-related costs, partially offset by temporary cost containment initiatives. The overall change in currency exchange rates resulted in a decrease in operating expenses by less than 1%.

Water

The following table presents the Water segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Amount	Percentage

Revenues	$95,537		$99,980		$(4,443)	(4.4)%
Cost of revenue	28,046		27,583		463	1.7%
Gross profit	67,491	70.6%	72,397	72.4%	(4,906)	(6.8)%

Operating Expenses:
Sales and marketing	11,243	11.8%	11,982	12.0%	(739)	(6.2%)
General and administrative	10,018	10.5%	9,822	9.8%	196	2.0%
Research and development	2,847	3.0%	3,126	3.1%	(279)	(8.9)%
Total operating expenses	24,108	25.2%	24,930	24.9%	(822)	(3.3)%
Income from operations	$43,383	45.4%	$47,467	47.5%	$(4,084)	(8.6)%

Revenue. The decrease in revenue was primarily due to the impact of the COVID-19 pandemic, primarily from reductions in our non-compliance testing in the second and third quarters of 2020, partially offset by higher sales volumes of our Colilert test products and related accessories used in coliform and E. coli testing during the first quarter of 2020, as well as the benefit of price increases. The impact of currency movements decreased revenue by approximately 2.1%.

Gross Profit. Gross profit decreased due to lower sales volumes, and a 180 basis point decrease in the gross profit margin, primarily due to a 110 basis point reduction from foreign currency movements, including the impact of lower hedge gains in the current year compared to the prior year, as well as higher distribution and freight costs and higher product costs. These reductions in the gross profit margin were partially offset by the net benefits of price increases.

Operating Expenses. Overall operating expenses were lower primarily as a result of cost containment efforts implemented in response to the COVID-19 pandemic, including temporary compensation and benefit reductions and travel restrictions. The overall change in currency exchange rates resulted in a decrease in operating expenses of approximately 2%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Amount	Percentage

Revenues	$103,369		$95,980		$7,389	7.7%
Cost of revenue	39,450		39,083		367	0.9%
Gross profit	63,919	61.8%	56,897	59.3%	7,022	12.3%

Operating Expenses:
Sales and marketing	14,925	14.4%	16,916	17.6%	(1,991)	(11.8%)
General and administrative	12,466	12.1%	12,891	13.4%	(425)	(3.3%)
Research and development	8,111	7.8%	9,383	9.8%	(1,272)	(13.6)%
Total operating expenses	35,502	34.3%	39,190	40.8%	(3,688)	(9.4%)
Income from operations	$28,417	27.5%	$17,707	18.4%	$10,710	60.5%

Revenue. Revenue increased primarily due to the continued demand for swine testing in China, as well as increased poultry, bovine disease, and pregnancy testing. These increases were offset by decreased herd health screening, which reflects comparisons to a strong prior year, and lower volumes as the result of the COVID-19 pandemic. The unfavorable impact of foreign currency movements decreased revenue by 2.7%.

Gross Profit. The increase in gross profit was primarily due to higher sales volumes and a 250 basis point increase in the gross profit margin. The increase in the gross profit margin is primarily due to favorable product costs from volume leverage, offset by the impact from foreign currency movements, which decreased gross profit margin by approximately 150 basis points, including the impact of lower hedge gains in the current year compared to higher hedge gains in the prior year.

Operating Expenses. Overall operating expenses were lower primarily as a result of cost containment efforts implemented in response to the COVID-19 pandemic, including temporary compensation and benefit reductions and travel restrictions. Sales and marketing and general and administrative expenses decreased primarily from reduced travel and personnel-related costs, partially offset by higher bad debt reserves. The decrease in research and development expense was primarily due to leveraging LPD personnel to support our human COVID testing initiative and lower project costs, partially offset by third-party services. The overall change in currency exchange rates resulted in a decrease in operating expenses of approximately 1%.

Other

The following table presents the Other results of operations:
໿

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Amount	Percentage

Revenues	$30,698		$16,105		$14,593	90.6%
Cost of revenue	12,677		8,481		4,196	49.5%
Gross profit	18,021	58.7%	7,624	47.3%	10,397	136.4%

Operating Expenses:
Sales and marketing	1,265	4.1%	1,039	6.5%	226	21.8%
General and administrative	2,233	7.3%	3,778	23.5%	(1,545)	(40.9%)
Research and development	2,956	9.6%	1,366	8.5%	1,590	116.4%
Total operating expenses	6,454	21.0%	6,183	38.4%	271	4.4%
Income from operations	$11,567	37.7%	$1,441	8.9%	$10,126	702.7%

Revenue. The increase in revenue was primarily due to our new OPTI COVID-19 PCR testing products and services, which was introduced in the second quarter of 2020. The future demand for this product is difficult to project given the uncertain nature of the COVID-19 pandemic, including short-term project commitments, available PCR testing capacity and alternative suppliers. The impact of currency movements on revenue was immaterial.

Gross Profit. The increase in gross profit was primarily due to sales volumes of our new OPTI COVID-19 PCR testing products and services. The gross profit margin increased 1,140 basis points primarily due to favorable product mix from OPTI COVID-19 PCR testing and the net benefit of price increases in our core OPTI products, partially offset by higher product costs in our other OPTI products. The overall change in currency exchange rates had an immaterial impact on gross profit.

Operating Expenses. The increase in sales and marketing expense was primarily due to higher personnel-related costs related to new positions associated with our new OPTI COVID-19 PCR testing initiative. The decrease in general and administrative expense was primarily due to lower foreign exchange losses on settlements of foreign currency denominated transactions, as compared to the prior year, for all operating segments, which are reported within our Other segment, partially offset by an increase in costs associated with our COVID-19 PCR testing . The increase in research and development cost was primarily due to higher personnel-related and project costs associated with the development of the OPTI COVID-19 PCR test.

Non-Operating Items

Interest Expense. Interest expense was $25.3 million for the nine months ended September 30, 2020, as compared to $23.7 million for the same period in the prior year. The increase in interest expense was the result of higher average debt levels, as well as lower capitalized interest related to the expansion of our Westbrook, Maine headquarters and relocation of our core reference laboratory in Germany, partially, offset by lower interest rates.

Provision for Income Taxes. Our effective income tax rate was 16.0% for the nine months ended September 30, 2020, as compared to 18.5% for the nine months ended September 30, 2019. The decrease in our effective tax rate was primarily driven by higher tax benefits from share-based compensation.

Liquidity and Capital Resources

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. At September 30, 2020, we had $175.6 million of cash and cash equivalents, as compared to $90.3 million on December 31, 2019. Working capital, including our Credit Facility, totaled $341.8 million at September 30, 2020, as compared to negative $45.7 million at December 31, 2019. Additionally, at September 30, 2020, we had remaining borrowing availability of $998.6 million under our $1 billion Credit Facility, which was expanded in April 2020, from $850 million, and extended through 2023. The general availability of funds under our Credit Facility is reduced by $1.4 million for outstanding letters of credit. Also in April 2020, we further enhanced our liquidity and financial flexibility by issuing $200 million in 10-year, 2.50% fixed-rate senior notes. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example to fund significant discretionary activities, we could elect to raise capital in the U.S. through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and marketable securities are generally available without restrictions to fund ordinary business operations outside the U.S.
The following table presents cash, cash equivalents and marketable securities held domestically and by our foreign subsidiaries:໿

Cash, cash equivalents and marketable securities (dollars in thousands)	September 30, 2020	December 31, 2019

U.S.	$67,893	$1,135
Foreign	107,694	89,191
Total	$175,587	$90,326

Total cash, cash equivalents and marketable securities held in U.S. dollars by our foreign subsidiaries	$13,474	$6,469

Percentage of total cash, cash equivalents and marketable securities held in U.S. dollars by our foreign subsidiaries	7.7%	7.2%

Of the $175.6 million of cash and cash equivalents held as of September 30, 2020, greater than 99% was held as bank deposits.

The following table presents additional key information concerning working capital:
໿

	For the Three Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019

Days sales outstanding(1)	41.5	44.4	41.5	40.5	41.8
Inventory turns(2)	1.9	1.6	1.9	2.2	2.0
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

Sources and Uses of Cash

The following table presents cash provided (used):
໿

	For the Nine Months Ended September 30,
(in thousands)	2020	2019	Dollar Change

Net cash provided by operating activities	$429,129	$303,745	$125,384
Net cash used by investing activities	(93,686)	(109,617)	15,931
Net cash used by financing activities	(248,814)	(212,020)	(36,794)
Net effect of changes in exchange rates on cash	(1,368)	(1,906)	538
Net change in cash and cash equivalents	$85,261	$(19,798)	$105,059

Operating Activities. The increase in cash provided by operating activities of $125.4 million was driven primarily by an increase in net income and changes in other assets and liabilities. The following table presents cash flow impacts from changes in operating assets and liabilities:
໿

	For the Nine Months Ended September 30,
(in thousands)	2020	2019	Dollar Change

Accounts receivable	$(72,409)	$(24,451)	$(47,958)
Inventories	(25,091)	(36,582)	11,491
Accounts payable	512	1,181	(669)
Deferred revenue	(10,433)	(10,826)	393
Other assets and liabilities	30,579	(54,770)	85,349
Total change in cash due to changes in operating assets and liabilities	$(76,842)	$(125,448)	$48,606

Cash used due to changes in operating assets and liabilities during the nine months ended September 30, 2020, as compared to the same period in the prior year, decreased approximately $48.6 million. The change in other assets and liabilities was due to higher non-cash operating expenses recorded as accrued liabilities, including an accrued charge related to an ongoing litigation matter and higher accrued personnel-related costs related to higher incentives and delayed employer payroll taxes under the COVID-19 stimulus guidance, as well as lower investments in customer volume commitment programs to support instrument placements, Additionally, lower inventory levels due to high demand levels contributed to lower cash used compared to the same period in the prior year. These factors were partially offset by increases in accounts receivable related to high levels of revenue growth.

We have historically experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

Investing Activities. Cash used by investing activities was $93.7 million for the nine months ended September 30, 2020, as compared to $109.6 million for the same period in the prior year. The decrease in cash used by investing activities was primarily due to the completion of our long-term major facilities projects during 2020, partially offset by the purchase of one of our reference laboratory facilities that was previously leased.

Financing Activities. Cash used by financing activities was $248.8 million for the nine months ended September 30, 2020, as compared to $212.0 million for the same period in the prior year. The increase in cash used by financing activities was due to an increase in repayments on our Credit Facility and repurchases of our common stock, partially offset by the issuance of senior notes in the current year.

Cash used to repurchase shares of our common stock increased $21.8 million during the nine months ended September 30, 2020. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders, and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. In light of the uncertainty of the duration and magnitude of the COVID-19 pandemic and its impacts, we have suspended share repurchase activity. The existing share repurchase program remains authorized by our Board of Directors. and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs, eligibility to trade, and other factors. See Note 12 to the unaudited condensed consolidated financial statements in Part I. Item 1. of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Net repayment activity under our Credit Facility resulted in cash used of $289.6 million during the nine months ended September 30, 2020, as compared to $169.5 million in the same period of the prior year. At September 30, 2020, we had no outstanding borrowings under the Credit Facility. The general availability of funds under our Credit Facility is reduced by $1.4 million for outstanding letters of credit. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default.

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

Financial Covenant. The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, non-recurring transaction expenses incurred in connection with acquisitions, share-based compensation expense, and certain other non-cash losses and charges (“Adjusted EBITDA”) not to exceed 3.5-to-1. At September 30, 2020, we were in compliance with such covenant. The following details our consolidated leverage ratio calculation:
໿

(in thousands)	Twelve months ended
Trailing 12 Months Adjusted EBITDA:	September 30, 2020

Net income attributable to stockholders (as reported)	$497,482
Interest expense	32,690
Provision for income taxes	95,338
Depreciation and amortization	94,026
Acquisition-related expense	1,822
Share-based compensation expense	39,663
Extraordinary and other non-recurring non-cash charges	2,962
Adjusted EBITDA	$763,983

(in thousands)
Debt to Adjusted EBITDA Ratio:	September 30, 2020

Line of credit	$—
Current and long-term portions of long-term debt	903,299
Total debt	903,299
Acquisition-related contingent consideration payable	1,500
Financing leases	46
Deferred financing costs	681
Gross debt	$905,526
Gross debt to Adjusted EBITDA ratio	1.19

Less: Cash and cash equivalents	$(175,587)
Net debt	$729,939
Net debt to Adjusted EBITDA ratio	0.96

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at September 30, 2020, are described in Note 16 to the unaudited condensed consolidated financial statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Impacts. Approximately 21% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies for both the three and nine months ended September 30, 2020, respectively, as compared to 21% for the three and nine months ended September 30, 2019. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated costs and expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. dollar denominated revenues. We estimate a 1% strengthening of the U.S. dollar would result in incremental gains on our foreign currency hedge contracts in place as of September 30, 2020, of approximately $0.6 million for the remaining year.

The following table presents the estimated foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share for the current period and as compared to the respective prior-year period:
໿

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019

Revenue impact	$4,867	$(6,910)	$(9,183)	$(34,101)

Operating profit impact, excluding hedge activity and exchange impacts on settlement of foreign currency denominated transactions	$2,119	$(2,723)	$(4,490)	$(16,309)
Hedge (losses) gains - current period	(591)	3,171	2,562	7,091
Exchange gains (losses) on settlements of foreign currency denominated transactions - current period	616	(1,007)	(492)	(1,548)
Operating profit impact - current period	$2,144	$(559)	$(2,420)	$(10,766)

Hedge (gains) losses - prior period	(3,171)	(256)	(7,091)	2,412
Exchange losses on settlement of foreign currency denominated transactions - prior period	1,007	706	1,548	2,775
Operating profit impact - as compared to prior period	$(20)	$(109)	$(7,963)	$(5,579)

Diluted earnings per share impact - as compared to prior period	$—	$—	$(0.07)	$(0.05)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at September 30, 2020, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I. Item 1A. Risk Factors” in our 2019 Annual Report and the risk factor included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter 10-Q”), as supplemented and modified in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (the “Second Quarter 10-Q”), any and all of which could materially affect our business, financial condition, or future results. There have been no material changes from the risk factors previously disclosed in the 2019 Annual Report, the First Quarter 10-Q and the Second Quarter 10-Q, and set forth below is the risk factor included in the First Quarter 10-Q, as supplemented and modified in the Second Quarter 10-Q. The risks described in this Quarterly Report on Form 10-Q and in our 2019 Annual Report, the First Quarter 10-Q and the Second Quarter 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

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

•The market price of our common stock may drop significantly or remain volatile.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2020, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

July 1 to July 31, 2020	—		$—	—	6,275,912
August 1 to August 31, 2020	276		$395.71	—	6,275,912
September 1 to September 30, 2020	640		$392.01	—	6,275,912
Total	916	(2)		—	6,275,912

The total shares repurchased include shares surrendered for employee statutory tax withholding. In light of the uncertainty of the duration and magnitude of the COVID-19 pandemic and its impacts, we have suspended our open market share repurchase activity. Our existing share repurchase program remains authorized by our Board of Directors, and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs, eligibility to trade, and other factors. See Note 12 to the unaudited condensed consolidated financial statements in Part I. Item 1. of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

(1)On August 13, 1999, our Board of Directors approved and announced the repurchase of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The authorization has been increased by the Board of Directors on numerous occasions; most recently, on February 12, 2020, the maximum level of shares that may be repurchased under the program was increased from 68 million to 73 million shares. There is no specified expiration date for this share repurchase program. There were no other repurchase programs outstanding during the three months ended September 30, 2020, and no share repurchase programs expired during the period. There were no share repurchases made during the three months ended September 30, 2020, in transactions made pursuant to our share repurchase program.

(2)During the three months ended September 30, 2020, we received 916 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

Item 6. Exhibits

Exhibit No.	Description

10.1 *	Letter Agreement between Ortho-Clinical Diagnostics, Inc. and IDEXX Operations, Inc. and IDEXX Europe B.V. dated as of July 10, 2020 (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial and related information from IDEXX Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit); (v) the Condensed Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report of Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL and contained in Exhibit 101.

*	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: October 29, 2020	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

໿