Form 10-K
period 2020-12-31
IDEXX LABORATORIES INC /DE
filed 2021-02-12
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________.
COMMISSION FILE NUMBER: 0-19271

IDEXX LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware			01-0393723
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

One IDEXX Drive	Westbrook,	Maine	04092
(Address of principal executive offices)			(ZIP Code)
207-556-0300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value per share	IDXX	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Based on the closing sale price on June 30, 2020 of the registrant’s Common Stock, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the NASDAQ Global Select Market, the aggregate market value of the voting stock held by non-affiliates of the registrant was $27,735,989,165. For these purposes, the registrant considers its directors and executive officers to be its only affiliates.
The number of shares outstanding of the registrant’s Common Stock was 85,426,080 on February 9, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Part III—Specifically identified portions of the Company’s definitive Proxy Statement to be filed in connection with the Company’s 2021 annual meeting of stockholders (the “2021 Annual Meeting”), to be held on May 12, 2021, are incorporated herein by reference.

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

Term/Abbreviation	Definition

AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU 2016-13	ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
CAG	Companion Animal Group, a reporting segment that provides veterinarians diagnostic products and services and information management solutions that enhance the health and well-being of pets.
cGMP	The FDA’s current Good Manufacturing Practice regulations.
Clinical visits	The reason for the visit involves an interaction between a clinician and a pet, including wellness and non-wellness visit types.
Credit Facility	Our $1 billion three-year unsecured revolving credit facility under an amended and restated credit agreement that was executed in April 2020, also referred to as line of credit.
EMA	Extended maintenance agreements
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share, if not specifically stated, EPS refers to earnings per share on a diluted basis.
EU	European Union
EURIBOR	Interest rate used in lending between banks on the European Union interbank market and also used as a reference for setting the interest rate on other loans.
FASB	U.S. Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Instrument rebate programs	Our customer instrument rebate programs, previously referred to as IDEXX Instrument Marketing Programs, which require an instrument purchase and provide customers the opportunity to earn future rebates based on the volume of products and services they purchase over the term of the program.
IVLS	IDEXX VetLab Station, connects and integrates the diagnostic information from all the IDEXX VetLab analyzers and thus provides reference laboratory information management system capability.
Kits and consumables	Rapid assay kits and IDEXX VetLab consumables
LIBOR	London Interbank Offered Rate, current benchmark interest rate used between banks and used to set interest rates on loans.
LPD	Livestock, Poultry and Dairy, a reporting segment that provides diagnostic products and services for livestock and poultry health and ensures the quality and safety of milk and improves producer efficiency.
Non-wellness visits	Patient visits where the reason for the visit is sickness, procedure, or monitoring.
OCI	Other comprehensive income or loss
OPTI Medical
OPTI Medical Systems, Inc., a wholly-owned subsidiary of IDEXX Laboratories Inc., located in Roswell, Georgia. This business provides point-of-care and laboratory diagnostics (including electrolyte and blood gas analyzers and related consumable products) for the human medical diagnostics market, as well as COVID-19 testing products and services. The Roswell facility also manufactures electrolytes slides (instrument consumables) to run Catalyst One®, Catalyst Dx®, and blood gas analyzers and consumables for the veterinary market; also referred to as OPTI.

Organic revenue growth	A non-GAAP financial measure that represents the percentage change in revenue, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies.
Ortho	Ortho Clinical Diagnostics, Inc., a supplier of dry slide consumables used in our Catalyst One and Catalyst Dx Chemistry Analyzers and VetTest Chemistry Analyzer.
Prime rate	The prime rate is an interest rate determined by individual banks. It is often used as a reference rate for many types of loans.
Up-Front customer loyalty programs	Our up-front loyalty programs provide customers with incentives in the form of cash payments or IDEXX Points upon entering into multi-year agreements to purchase annual minimum amounts of future products or services.
PACS	Picture archiving and communication software, our software solution for accessing, storing, and sharing diagnostic images.
R&D	Research and Development
Reagent rentals	Instruments being placed at customer sites at little or no cost in exchange for a long-term customer commitment to purchase instrument consumables.

Reported revenue growth	The percentage change in revenue reported in accordance with U.S. GAAP, as compared to the same period in the prior year.
S&P	Standard & Poor’s
S&P 500 Health Care Index	The index for the S&P 500 Health Care (U.S. companies) measures the performance of companies that are classified as members in the Global Industry Classification Standard of health care services sub-industry.
S&P 500 Index	The S&P 500 Index is a U.S. stock market index based on the market capitalization of 500 large companies having common stock listed on the New York Stock Exchange or NASDAQ, including IDEXX.
SaaS	Software-as-a-service
SDMA	Symmetrical dimethyl arginine, a biomarker that detects kidney disease.
SEC	U.S. Securities and Exchange Commission
Senior Note Agreements	Note purchase agreements for the private placement of senior notes, referred to as senior notes or long-term debt.
T4	Thyroxine, a hormone produced by the thyroid gland, tested to indicate thyroid health.
U.S. GAAP	Accounting principles generally accepted in the United States of America
USDA	United States Department of Agriculture
Volume commitment programs	Programs that provide customers with a free or discounted instrument or system upon entering into multi-year agreements to purchase annual minimum amounts of products and services, such as our IDEXX 360 program.
Water	Water, a reporting segment that provides water microbiology testing products.
Wellness visits	Patient visits where the reason for the visit is an annual exam, vaccination, or routine check-up.

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

    Our name, logo and the following terms used in this Annual Report on Form 10-K are either registered trademarks or trademarks of IDEXX Laboratories, Inc. in the United States and/or other countries: 4Dx®, Animana® Veterinary Software, Catalyst Dx®, Catalyst One®, Coag Dx™, Colilert®, Colisure®, Cornerstone®, DVMAX®, Enterolert®, Feline Triple®, Filta-Max®, Filta-Max xpress®, IDEXX I-Vision CR®, IDEXX I-Vision DR®, IDEXX I-Vision Mobile™, IDEXX ImageBank™  , IDEXX Neo®, IDEXX-PACS™, IDEXX SDMA®, IDEXX VetLab®, LaserCyte®, LaserCyte® Dx, OPTI®, Pet Health Network®, Petly® Plans, Practice Profile™, ProCyte Dx®, Pseudalert®, Quanti-Tray®, rVetLink®, SediVue Dx®, SNAP®, SNAPduo®, SNAP Pro®, SNAP® cPL™, SNAP® fPL™, SNAPshot Dx®, IDEXX VetAutoread™, VetConnect®, IDEXX VetLab®  UA™, VetLINK®, VetLyte®, VetStat®, and VetTest®. VetAutoread is a trademark of QBC Diagnostics.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    This Annual Report on Form 10-K for the year ended December 31, 2020, contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to the impact of the COVID-19 pandemic; future revenue growth rates; future tax benefits; the impact of tax legislation and regulatory action; business trends, earnings and other measures of financial performance; the effect of economic downturns on our business performance; the projected effect of patent and license expirations; the projected impact of foreign currency exchange rates and hedging activities; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; the adoption and projected impact of new accounting standards; future commercial efforts; future product launches; projected cost and completion of capital investments; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events, are based on current estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the matters described under the headings "Business," "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk" in this Annual Report on Form 10-K. Any forward-looking statements represent our estimates only as of the day this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public and they are subject to the risks and uncertainties described or cross-referenced in this section. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

PART I
ITEM 1.    BUSINESS

COMPANY OVERVIEW

    IDEXX was incorporated in Delaware in 1983. We develop, manufacture, and distribute products and provide services primarily for the companion animal veterinary, livestock and poultry, dairy and water testing markets. We also provide point-of-care and laboratory diagnostics for the human medical diagnostic market. Our primary products and services are:

•Point-of-care veterinary diagnostic products, comprised of instruments, consumables, and rapid assay test kits;
•Veterinary reference laboratory diagnostic and consulting services;
•Practice management, and diagnostic imaging systems and services used by veterinarians;
•Health monitoring, biological materials testing, laboratory diagnostic instruments, and services used by the biomedical research community;
•Diagnostic, health-monitoring products for livestock, poultry, and dairy;
•Products that test water for certain microbiological contaminants; and
•Point-of-care electrolytes and blood gas analyzers and SARS-CoV-2 RT-PCR (COVID-19 test) used in the human diagnostics market.

    Our Purpose is to be a great company that creates exceptional long-term value for our customers, employees, and stockholders by enhancing the health and well-being of pets, people, and livestock.

DESCRIPTION OF BUSINESS BY SEGMENT

    We operate primarily through three business segments: Companion Animal Group, Water quality products, and Livestock, Poultry and Dairy. Our Other operating segment combines and presents our products and services for the human medical diagnostics market with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

Companion Animal Group (“CAG”) - Diagnostic and information management-based products and services for the veterinary market, including in-clinic diagnostic solutions, outside reference laboratory services, and veterinary software and services.

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

    Integrated Diagnostic Information Management. VetConnect PLUS is a cloud-based technology that enables veterinarians to access and analyze patients’ data from all of IDEXX’s diagnostic modalities. These integrated diagnostic results provide the veterinarian with a visualization of patient-specific testing results, allowing the veterinarian to easily see and trend diagnostic results, enabling greater medical insight and enhanced decision-making. In addition, VetConnect PLUS provides instant mobile or browser-based access to results, which can be printed or emailed to pet owners and other veterinarians.

    In-Clinic Diagnostic Solutions. Our in-clinic diagnostic solutions are comprised of our IDEXX VetLab suite of in-clinic chemistry, hematology, immunoassay, urinalysis, and coagulation analyzers, as well as associated proprietary consumable products that provide real-time reference lab quality diagnostic results. Our in-clinic diagnostic solutions also include a broad range of single-use, IDEXX SNAP rapid assay test kits that provide quick, accurate, and convenient point-of-care diagnostic test results for a variety of companion animal diseases and health conditions. Additionally, we offer extended maintenance agreements in connection with the sale of our instruments.

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

    Hematology. We sell five hematology analyzers that assess the cellular components of blood, including red blood cells, white blood cells, and platelets (also called a complete blood count). These analyzers include the ProCyte Dx hematology analyzer, the LaserCyte Dx hematology analyzer; and the IDEXX VetAutoread hematology analyzer. We also sell the Coag Dx analyzer, which permits the detection and diagnosis of blood clotting disorders. During 2020, we introduced and began selling our new ProCyte One analyzer and will begin delivery of these analyzers in 2021.

    Rapid Assay. The SNAP rapid assays are single-use, handheld test kits that can work without the use of instrumentation, although many kits may also be activated with results automatically captured and interpreted by the SNAP Pro Analyzer. This device improves medical care by allowing veterinarians to share the test results with the pet owner on the SNAP Pro Analyzer screen, or via VetConnect PLUS. Our SNAPshot Dx analyzer can run multiple patient samples at once. The principal canine SNAP rapid assay tests include SNAP 4Dx Plus, which tests for the six vector-borne diseases including Lyme disease as well as canine heartworm and SNAP Heartworm RT, which tests for heartworm. Sales of our canine vector-borne disease tests are greater in the first half of our fiscal year due to seasonality of disease testing in the veterinary practices in the Northern Hemisphere. The principal feline SNAP rapid assay tests include SNAP Feline Triple, which tests for feline immunodeficiency virus (“FIV”) (which is similar to the virus that leads to AIDS in humans) and SNAP FIV/FeLV Combo Test, which tests for FIV and Feline leukemia virus ("FeLV").

    Urinalysis. The SediVue Dx analyzer is designed to provide automated real-time results in a fraction of the time of manual microscope analysis, which allows veterinary staff to perform a urine sediment analysis in approximately 3 minutes. The IDEXX VetLab UA analyzer provides rapid, automated capture of semi-quantitative chemical urinalysis from IDEXX UA strips and is validated specifically for veterinary use.

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

    Outside Reference Laboratory Diagnostic and Consulting Services. We offer commercial reference laboratory diagnostic and consulting services to veterinarians in many developed markets worldwide, including customers in the U.S., Europe, Canada, Australia, Japan, New Zealand, South Africa, South Korea, and Brazil, through a network of over 80 laboratories. Customers use our services by submitting samples by courier or overnight delivery to one of our facilities. Most test results have same-day or next-day turnaround times. Our diagnostic laboratory business also provides health monitoring and diagnostic testing services to biomedical research customers in North America, Europe, and Asia.

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

Veterinary Software and Services & Diagnostic Imaging Systems

    Veterinary Software and Services. We develop, market, and sell a portfolio of software and services for independent veterinary clinics and corporate groups. This portfolio includes:

    Practice management systems. Software, hardware, and integrated services that run key functions of veterinary clinics, including managing patient electronic health records, scheduling, client communication, billing, and inventory management. Our principal practice management systems are Cornerstone (on-premise), IDEXX Neo (cloud-based), DVMAX (on-premise), and IDEXX Animana (cloud-based, available in Europe). To support the software system needs of practices, IDEXX provides integrated services including: Hardware, Payment Solutions, Data Backup & Recovery, and Practice Supplies.

    Software applications that extend workflow capabilities for practices and groups. We are able to improve overall patient management and workflow optimization through coordination and tracking of every step of a patient during a hospital stay. Our SmartFlow cloud offering works in conjunction with major veterinary practice management systems, including IDEXX Cornerstone, DVMAX, IDEXX Animana, IDEXX Neo, and certain third-party practice management systems.

    Client marketing and wellness plan management. In addition, we offer cloud-based client communication (Pet Health Network Pro and Pet Health Network 3D) and preventive care plan management software (Petly Plans) designed to strengthen the relationship between the veterinarian and the pet owner. To support the communication needs between general practices and specialty referral practices, IDEXX offers rVetLink software. Lastly, IDEXX Enterprise provides centralized management and reporting capabilities for groups of veterinary practices.

    Diagnostic Imaging Systems. Our diagnostic imaging systems capture radiographic images in digital form, replacing traditional x-ray film and the film development process, which generally requires the use of hazardous chemicals and darkrooms. We market and sell four diagnostic imaging systems primarily used in small animal veterinary applications: the IDEXX ImageVue DR50, the IDEXX ImageVue DR40, the IDEXX ImageVue DR30, and the IDEXX ImageVue CR20.

    Our diagnostic imaging systems employ picture archiving and communication system (“PACS”) software called IDEXX-PACS, which facilitates radiographic image capture and review. IDEXX Web PACS is our cloud-based software-as-a-service (“SaaS”) offering for viewing, accessing, storing, and sharing multi-modality diagnostic images. IDEXX Web PACS is integrated with Cornerstone, IDEXX Neo, IDEXX DVMAX, and IDEXX VetConnect PLUS to provide centralized access to diagnostic imaging results alongside patient diagnostic results from any internet connected device.

    IDEXX I-Vision Mobile is a software application that allows veterinarians with IDEXX digital radiography systems the ability to request, view and send images using an iPad® mobile tablet. This application integrates with our IDEXX-PACS software.

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

Water quality products (“Water”) - Water provides innovative testing solutions for easy, rapid and accurate detection and quantification of various microbiological parameters in water.

    Water testing. Our principal products are the Colilert, Colilert-18, and Colisure tests, which detect the presence of total coliforms and E. coli in water. These organisms are broadly used as microbial indicators for potential fecal contamination in water. Our products utilize nutrient-indicators that produce a change in color or fluorescence when metabolized by target microbes in the sample. Our water tests are used by government laboratories, water utilities and private certified laboratories to test drinking water in compliance with regulatory standards, including U.S. Environmental Protection Agency (“EPA”) standards. The tests also are used in evaluating water used in production processes (for example, in beverage and pharmaceutical applications) and in evaluating bottled water, recreational water, wastewater, and water from private wells.We also sell consumables, parts, and accessories to be used with many of our water testing products.

    Enterolert. Our Enterolert products detect the presence of enterococci in drinking, waste, and recreational waters. Enterococci, bacteria normally found in human and animal waste, are organisms broadly used as microbial indicators for potential fecal contamination in water.

    Pseudalert. Our Pseudalert products detect the presence of Pseudomonas aeruginosa in pool, spa, and bottled water. Pseudomonas aeruginosa is a pathogen that can cause “hot-tub rash,” “swimmer’s ear”, and potentially fatal infections in individuals with weakened immune systems.

    Filta-Max and Filta-Max xpress. Our Filta-Max and Filta-Max xpress products are used in the detection of Cryptosporidium and Giardia in water. Cryptosporidium and Giardia are parasites that can cause potentially fatal gastrointestinal illness if ingested. We also distribute certain water testing kits manufactured by Thermo Fisher Scientific, Inc. that complement our Cryptosporidium and Giardia testing products.

    Legiolert. Our Legiolert product is a simple culture method test for the detection of Legionella pneumophila, the most common Legionella species in water and the primary cause of Legionnaires’ disease. The Legiolert test is designed to be used on potable or non-potable water sources with results in seven days.

    Quanti-Tray products. Our Quanti-Tray products, when used in conjunction with our Colilert, Colilert-18, Colisure, Enterolert, Pseudalert, Heterotrophic Plate Count ("HPC") or Legiolert products, provide users quantitative measurements of microbial contamination rather than a presence/absence indication. Our Quanti-Tray Sealer PLUS, and Quanti-Tray Sealer 2X are used with the Quanti-Tray products for the determination of bacterial density in water samples. Our SimPlate for HPC product detects the total number of the most common bacteria in a water sample.

Livestock, Poultry and Dairy (“LPD”) - LPD provides diagnostic tests, services, and related instrumentation that are used to manage the health status of livestock and poultry, to improve dairy efficiency, and to ensure the quality and safety of milk.

    Livestock, Poultry and Heard Health Screening. We sell diagnostic tests, services and related instrumentation that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to ensure the quality and safety of milk. Our livestock and poultry diagnostic products are purchased by government and private laboratories that provide testing services to livestock veterinarians, producers, and processors. Our herd health screening services are offered to livestock veterinarians and producers. Our principal livestock and poultry diagnostic products include tests for Bovine Viral Diarrhea Virus (“BVDV”), Porcine Reproductive and Respiratory Syndrome (“PRRS”), and African Swine Fever ("ASFV"). BVDV is a common and contagious viral infection that suppresses the immune system, making the animal susceptible to a host of other infections, impacting beef and dairy production yields as a result. PRRS is a contagious virus causing reproductive problems and respiratory diseases in swine, leading to increased piglet mortality, reduced growth, and vulnerability to secondary infections. Our RealPCR ASFV Test is a real-time polymerase chain reaction ("PCR") assay that provides early and accurate detection of ASFV supporting prevention, control, and eradication programs by veterinarians and producers.

    Dairy products. Our principal dairy products use our SNAP test platform and are used by dairy producers and processors worldwide to detect antibiotic drug residue in milk. Our primary product lines are SNAP Beta-Lactam ST and SNAPduo Beta-Tetra ST, which detect certain beta lactam and tetracycline antibiotic residues. We also sell SNAP tests for the detection of certain other contaminants in milk, such as Aflatoxin M1.

Other - Our Other operating segment combines and presents our products and services for the human medical diagnostics market (“OPTI Medical”) with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

    OPTI Medical. Through OPTI Medical, we sell point-of-care analyzers and related consumables for use in human medical hospitals and clinics to measure electrolytes, blood gases, acid-base balance, glucose, lactate, blood urea nitrogen and ionized calcium, and to calculate other parameters such as base excess and anion gap. These OPTI analyzers are used primarily in emergency rooms, operating rooms, cardiac monitoring areas and other locations where time-critical diagnostic testing is performed within the hospital setting. Our OPTI CCA-TS2 Blood Gas and Electrolyte analyzer contains many new features relative to previous generation blood gas analyzers including customized work flows, faster time to result, improved communication, and a multi-level electronic control. Similar to our earlier generation OPTI CCA and OPTI Touch Electrolyte analyzers, the OPTI CCA-TS2 runs whole blood, plasma, and serum samples on single-use disposable cassettes that contain various configurations of analytes.

    Through OPTI Medical we also provide human COVID-19 testing products and laboratory services. On May 7, 2020, we announced that OPTI Medical was granted by the United States Food and Drug Administration ("FDA") an Emergency Use Authorization ("EUA") for the OPTI SARS-CoV-2 RT-PCR laboratory test kit for the detection of SARS-CoV-2, the virus that causes COVID-19. On June 5, 2020 OPTI Medical announced that it has received the CE mark certification in the European Union for its OPTI SARS-CoV-2 RT-PCR laboratory test kit. Additionally, the FDA has granted EUA for the new OPTI DNA/RNA Magnetic Bead Kit for nucleic acid extraction from respiratory samples to be used with the OPTI SARS-CoV-2 RT-PCR test kit, which enables OPTI Medical Systems to provide laboratories with a complete OPTI Medical Systems-manufactured workflow solution for COVID-19 testing. We also provide human COVID-19 testing laboratories services to the Maine Center for Disease Control and Prevention in support of their COVID-19 testing program.

    Other Activities. We own certain drug delivery technology intellectual property, that we continue to seek to commercialize through agreements with third parties, such as pharmaceutical companies, that are included in the Other segment.

    Additional information about of our products and services can be found on our website.

MARKETING AND DISTRIBUTION

    We market, sell, and service our products worldwide through our marketing, customer service, sales, and technical service groups, as well as through independent distributors and other resellers. We maintain sales offices outside the U.S. in all major regions including Africa, Asia Pacific, Canada, Europe, Middle East, and Latin America.

    Generally, we select the appropriate distribution channel for our products based on the type of product, technical service requirements, number and concentration of customers, regulatory requirements, and other factors. We market our companion animal diagnostic products to veterinarians directly in the U.S. Outside the U.S., we sell our companion animal diagnostic products through our direct sales force and, in certain countries, through distributors and other resellers. We sell our veterinary reference laboratory diagnostic and consulting services worldwide, generally through our direct sales force. We market our diagnostic imaging products primarily through our direct sales force in the U.S. and Canada. We market our software products primarily through our direct sales force in the U.S., Canada, Europe, and Australia. We market our Water and LPD products primarily through our direct sales force in the U.S. and Canada. Outside the U.S. and Canada, we market these products through our direct sales force and, in certain countries, through selected independent distributors. We sell our OPTI products and services both directly and through independent human medical product distributors.

RESEARCH AND DEVELOPMENT

    Our business includes the development and introduction of new products and services and may involve entry into new business areas. We maintain active research and development programs in each of our business segments. Our research and development expenses, which consist of salaries, employee benefits, materials and external consulting and development costs, were $141.2 million for the year ended December 31, 2020, or 5.2% of our consolidated revenue, $133.2 million for the year ended December 31, 2019, or 5.5% of our consolidated revenue and $117.9 million for the year ended December 31, 2018, or 5.3% of our consolidated revenue.

PATENTS AND LICENSES

    We actively seek to obtain patent protection in the U.S. and other countries for inventions covering our products and technologies. We also license patents and technologies from third parties. Patents and licenses of patents and technologies from third parties are considered important to the Company based on a variety of factors, including providing protection for the Company’s inventions and other proprietary intellectual property; affording protection from competitors in certain markets; enabling the use of more effective and efficient technologies in the development and production of our products and offerings; strengthening our reputation and standing among customers, employees and key suppliers; and acting as a deterrent against counterfeiters, imitators and other copiers of technologies.

    Important patents and licenses include:
•An exclusive license from Cornell University to patents covering methods for detecting BVDV that started to expire in 2017 and will continue into 2022;
•Patents relating to reagents and methods for the detection of Anaplasma phagocytophilum utilized in certain of our SNAP products that started to expire in 2017 and will continue into 2022;
•Patents relating to reagents and methods for the detection of Ehrlichia canis utilized in certain of our SNAP products that began to expire in 2019 and will continue into 2022;
•Patents concerning Catalyst consumables that expire beginning in 2020 and will continue into 2035;
•Patents concerning Catalyst instruments that expire beginning in 2026 and will continue into 2032;
•Patents relating to reagents and methods for the detection of canine pancreatic lipase that expire in 2026; and
•Patents relating to reagents and methods for the detection of SDMA that expire beginning in 2029 and will continue into 2037.

    While we consider these proprietary technology rights to be important to us, a range of factors help to mitigate the future effects of patent and license expiration on our results of operations and financial position. These factors include publications, including peer-reviewed third-party studies, that demonstrate the accuracy of our products; our brand strength and reputation in the marketplace; the breadth, quality and integration of our product offerings; our existing customer relationships and our customer support; our sales force; our online ordering platform that enables direct ordering of (including establishing automatic reorder schedules for) our consumables, tests and other products by our customers; the applicable regulatory approval status for certain products; our continued investments in innovative product improvements that often result in new technologies and/or additional patents; our investment in diagnostic innovations that results in new product offerings that often are patentable and that expand the test menu for our in-clinic instruments and/or reference laboratory business; and our significant know-how, scale and investments related to manufacturing processes of associated product offerings and certain supply arrangements for consumables that are compatible with our instruments. Although we have several patents and licenses of patents and technologies from third parties that expired during 2020, and are expected to expire in 2021 and beyond, the expiration of these patents, individually or in the aggregate, is not expected to have a material effect on the Company’s financial position or future operations. In addition, we already face notable competition in certain areas as other companies have been successful in bringing competitive products to market, despite the protections afforded by these proprietary technology rights.

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

    Instruments and consumables. Significant products supplied by sole and single source providers include certain Catalyst Dx and Catalyst One consumables (other than electrolyte consumables and the fructosamine, T4, CRP, progesterone, and SDMA slides), VetTest slides, VetLyte consumables, LaserCyte Dx consumables, VetAutoread and ProCyte Dx analyzers and consumables, SediVue Dx urinalysis instruments and consumables, and certain components of our internally manufactured analyzers.

    VetTest and certain Catalyst chemistry slides are supplied by Ortho under supply agreements that are currently set to expire in December of 2031. We are required to purchase all of our requirements for our current menu of Catalyst and VetTest chemistry slides from Ortho to the extent Ortho is able to supply those requirements. The agreements provide for pricing based on purchase volumes and a fixed annual inflationary adjustment. The agreements also prohibit Ortho from promoting and selling these chemistry slides in the veterinary market, excluding the EU, other than to IDEXX.

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

    Competitive factors in our different business areas are detailed below:

•Companion animal diagnostic offerings. We compete primarily on the basis of ease of use and speed of our products, diagnostic accuracy, product quality, breadth of our product line and services, unique product innovations, fully integrated technology, information management capability, availability of medical consultation, effectiveness of our sales and distribution channels, quality of our technical and customer service, and our pricing relative to the value of our products and services in comparison with competitive products and services. Our major competitors in most geographic locations in North America are Antech Diagnostics, a unit of VCA Inc., a division of Mars, Incorporated; Zoetis Inc. (including its wholly-owned subsidiary Abaxis, Inc.); Heska Corporation; Samsung Electronics Co., Ltd., and FUJIFILM North America Corporation. We also compete in certain international markets with Zoetis, Fujifilm Holdings Corporation, Samsung Electronics, Arkray, Inc., Heska, Mindray and BioNote, Inc.
•Water, livestock, poultry, and dairy testing products. We compete primarily on the basis of the ease of use, speed, accuracy, product quality and other performance characteristics of our products and services (including unique tests), the breadth of our product line and services, the effectiveness of our sales and distribution channels, the quality of our technical and customer service, our ability to receive regulatory approvals from governing agencies and our pricing relative to the value of our products in comparison with competitive products and services. Our competitors include highly focused smaller companies and multibillion-dollar companies with small livestock and poultry diagnostics and water testing solution franchises.

•Veterinary Software, Services and Diagnostic Imaging Systems. We compete primarily on the basis of functionality, connectivity to equipment and other systems, performance characteristics, effectiveness of our implementation, training process and customer service, information handling capabilities, advances in technologies and our pricing relative to the value of our products and services. We sell these products primarily in North America and Europe. Our largest competitor in North America and the U.K. is Covetrus, Inc., which offers several systems and leverages its animal health distribution business in sales and service. We also compete with numerous focused smaller companies throughout the markets in which we offer veterinary software, including those offering cloud-based solutions. Our competitors in the diagnostic imaging systems market include Sound-Eklin, Antech Diagnostics, FUJIFILM, and Heska.
•Human point-of-care medical diagnostics market. We compete primarily on the basis of the ease of use, menu, convenience, international distribution and service, instrument reliability, and our pricing relative to the value of our products. We compete primarily with large human medical diagnostics companies such as Radiometer A/S, Siemens Medical Solutions Diagnostics, Instrumentation Laboratory Company, Abbott Diagnostics, a division of Abbott Laboratories and Roche Diagnostics Corporation. We also compete with a number of companies around the world that produce human COVID-19 testing.

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

    Veterinary diagnostic products. These products include our diagnostic test kits for companion and food animal infectious diseases, including most of our livestock and poultry products and our rapid assay products. These products are licensed and regulated in the U.S. by the Center for Veterinary Biologics within the United States Department of Agriculture (“USDA”) Animal and Plant Health Inspection Service (“APHIS”). These products must be approved by APHIS before they may be sold in and from the U.S. The APHIS regulatory approval process involves the submission of product validation data, including manufacturing process and facility documentation. Following regulatory licensure to market a product, APHIS requires that each lot of product be submitted for test review before release to customers. In addition, APHIS requires special approval to market products where test results are used in part for government-mandated disease management programs. A number of foreign governments accept APHIS approval to support product registration for sale, distribution, and use within their countries. However, compliance with extensive country-specific regulatory processes is required in connection with importing and marketing diagnostic products in Japan, Germany, Canada, Brazil, the Netherlands, China, and many other countries. We are also required to have a facility license from APHIS to manufacture USDA-licensed products. We have a facility license for our manufacturing facility in Westbrook, Maine which also covers our distribution center in Memphis, Tennessee. Our LPD manufacturing facility in Montpellier, France has been approved by APHIS and we have a permit to import one LPD product manufactured in Montpellier, France to the U.S. for distribution.

    Our veterinary diagnostic slide and instrument systems, including T4, fructosamine, progesterone, CRP, and SDMA, are veterinary medical devices regulated by the FDA under the Food, Drug and Cosmetics Act (the “FDC Act”). Other FDA regulated products include our non-licensed Rapid Assay products such as SNAP Pancreatic Lipase, Cortisol, Bile Acid, Foal IgG, and ProBNP. While the sale of these products does not require premarket approval by the FDA and does not subject us to FDA inspections or the FDA’s current Good Manufacturing Practices regulations (“cGMP”), the FDC Act specifies that these products must not be adulterated, mislabeled, or misbranded.

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

    Human point-of-care electrolyte and blood gas analyzers. Our OPTI instrument systems are classified as Class I and/or Class II medical devices, and their design, manufacture and marketing are regulated by the FDA. Accordingly, we must comply with cGMP in the manufacture of our OPTI products. The FDA’s Quality System regulations further set forth standards for product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our facilities by the FDA. New OPTI products fall into FDA classifications that require notification of and review by the FDA before marketing, and which are submitted as a 510(k) application. These OPTI products are also subject to the regulations governing the manufacture and marketing of medical devices in other countries in which they are sold, including the In Vitro Diagnostic Regulation in Europe which imposes stricter requirements for the marketing and sale of In Vitro Diagnostics.

    Human COVID-19 test products. OPTI manufactures, sells and distributes PCR and antibody ELISA test kits for the detection of the virus that causes COVID-19. These test kits are subject to regulation by the FDA pursuant to the U.S. Federal Food, Drug and Cosmetic Act, and more specifically, are sold and distributed pursuant to FDA Emergency Use Authorization. These products are also subject to the European Medical Device Directives which requires CE-IVD marking, and regulations governing the manufacture and marketing of medical devices in other countries in which they are sold.

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

HUMAN CAPITAL

    As innovation and customer focus are key parts of our strategy to create long-term value, we aim to attract, motivate, develop, and retain talented employees at all levels who are aligned with and passionate about our Purpose. We believe that finding, developing and retaining a world-class global workforce requires that we build and sustain an inclusive, ethical culture that values diversity, equity and inclusion; offers competitive and locally relevant compensation and benefits; and provides growth and development opportunities.

    Because our strategy includes developing strong, deep relationships with our veterinary customers, we have focused on growing our global companion animal diagnostics field-based organization. Since 2011, we have grown that organization almost 2.5 times, creating a world-class and experienced companion animal diagnostics field-based professional organization.

    Diversity, Equity, and Inclusion. Through diversity, equity, and inclusion ("DEI") efforts, we strive to ensure our global workplaces are dynamic, supportive of all our employees, and representative of our customers and communities. We believe that DEI is an essential driver of our innovation and success. Diverse talent is the foundation of a healthy and strong business. Our global recruiting team connects our sourcing strategies with diversified talent channels and adopts core competencies that focus on valuing differences, to attract candidates with different backgrounds, ideas, and experiences who will help enrich our culture. Our entrepreneurial and collaborative spirit is enhanced when many different people, perspectives, and backgrounds are aligned toward achieving our Purpose.

    As of December 31, 2020, we had approximately 9,300 regular full-time and part-time employees, with women representing 57% of our employees, and underrepresented minorities in the U.S. (defined as those who self-identify as Black/African American, Asian, Hispanic/Latinx, Native American, Pacific Islander and/or two or more races) representing an estimated 22% of our U.S. employees. As of December 31, 2020, our global senior leadership team is 30% female, while global senior executives are 25% female. During 2020, our voluntary employee turnover rate was approximately 8%. In addition, we contract with a number of temporary and contract employees. We employ inclusive recruitment practices to source diverse candidates and mitigate potential bias.

    We also help drive diversity across our industry by actively supporting our customers, suppliers, educational institutions, community partners, and peers as they work to improve diversity, equity, and inclusion in their own workplaces, policies and practices.

    Compensation, Benefits and Well-being. We offer fair, competitive compensation and benefits that support our employees’ overall well-being. To ensure alignment with our short- and long-term objectives, our compensation programs for all employees include base pay, short-term incentives, and opportunities for long-term incentives. We offer a wide array of competitive and locally relevant benefits (which vary by country and region) including comprehensive health and welfare insurance, generous time-off and leave, and retirement and financial support. We provide emotional well-being services through our Employee Assistance Program and a variety of interactive resources as well as lifestyle coaching, a global well-being speaker series, and ergonomic programs that help support employees’ physical well-being. In addition, a majority of our employees have access to financial education and our U.S. employees can engage with a financial wellness coach for further tools and resources to reach their personal financial goals.

    In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work. We have also provided a work-from-home fund to assist employees in that transition and added several company-wide paid days off and caregiving support to help employees balance their work and life responsibilities.

    Growth and Development. We are steadfast in our focus on cultivating the diverse leaders of tomorrow and making career development opportunities more accessible across the global organization. Our training is 100% virtual and available in multiple languages. Our career development programs are designed to build capabilities and enable career progression. We also encourage our employees to enhance their career development through job-related courses and degree programs.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE

    During 2020, we established the IDEXX Foundation, a donor-advised fund administered by a national donor-advised fund program, with a contribution of $10 million, to support activities aligned with our Purpose. Our most recent Corporate Responsibility Report is available on our website and features examples of our ESG activities, performance metrics, and goals for the next few years.

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

RISK RELATED TO THE COVID-19 PANDEMIC

    The effects of the ongoing COVID-19 pandemic could have a material adverse impact on our business, results of operations, liquidity, financial condition, and stock price.

    The ongoing COVID-19 pandemic has increased economic uncertainty, caused economic slowdowns that may continue or recur and disrupted business activity. If weakened economic conditions reduce our customers' ability or willingness to pay for our products and service or our suppliers' ability to provide products and services to us, then our business, results of operation, liquidity, financial condition, and stock price could be negatively impacted, and these impacts could be material.

    The spread of COVID-19 has caused us to modify aspects of our business practices (including the management of and access to our facilities, employee remote work locations, and employee travel), and we may take further actions, as may be required by federal, state, and local governments or as we determine to be in the best interests of our employees and customers. Such actions may disrupt our supply chain, operations, facilities, and employee workforce, which could negatively affect our employees' efficiency and productivity; our development and introduction of innovative new products and services; our ability to manufacture, market and sell our products and services; and our financial performance. In addition, the social distancing procedures and guidelines, including stay-at-home orders that may be further deployed to combat the spread of COVID-19, and possible higher infection rates could result in a decrease in companion animal clinical visits, the delay of elective procedures and wellness visits and disruption of veterinary clinic operations, all of which would have a negative effect on veterinary service providers and result in declines in demand for our CAG products and services, which represented 88% of our 2020 consolidated revenues. If stay-at-home orders are re-implemented periodically to combat the spread of COVID-19, particularly in the United States, the negative impact on veterinary service providers and their businesses, and correspondingly on demand for our CAG products and services, may be material.

    Weakened economic conditions caused by the effects of the COVID-19 pandemic have reduced, and may further reduce, demand for our water testing products, livestock and poultry diagnostic tests and dairy products due to reduced testing or disruptions in livestock, poultry, dairy, or other food supply and distribution chains and markets that could negatively impact the related production markets. If economic slowdowns continue or recur, the decline in our customers' demand for our water testing products, livestock and poultry diagnostic tests and dairy products may be significant.

    In the second quarter of 2020, we began selling our new OPTI COVID-19 human PCR test products and services, and these sales were the primary contributor to our Other segment's revenue growth in 2020. The future demand for these products and services, (and our other COVID-19-related products and services) is difficult to project given the uncertain nature of the COVID-19 pandemic, including short-term project commitments, available PCR testing capacity, alternative suppliers and the potential impact of vaccinations and other treatments, and there can be no assurance that sales of this product (and our other COVID-19-related products and services) will continue.

    While demand for our CAG products and services recovered in the latter half of 2020, this recovery was due in part to pent-up demand following a period during which access to veterinary clinics was constrained due to governmental policies. Demand also increased in the second half of 2020 driven by other factors, including an increase in pet ownership and higher levels of diagnostic test frequency and utilization, which may have been aided by factors related to the pandemic. There can be no assurance that this increased demand will be sustained, and the environment remains uncertain. The degree to which the COVID-19 pandemic ultimately impacts our business, results of operations, liquidity, financial condition and stock price depends on future developments that are unpredictable and most of which are outside of our control, including the duration, scope and severity of the pandemic, the availability and effectiveness of vaccinations and other treatment, related governmental advisories and restrictions to contain COVID-19, and how quickly economic conditions improve once the COVID-19 pandemic subsides. There can be no assurance that we will be able to prevent or mitigate any or all of the COVID-19 near- or long-term adverse impacts, which could be material.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

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
•Developing, manufacturing, and marketing innovative new or improved and cost competitive in-clinic laboratory analyzers that drive sales of IDEXX VetLab instruments, grow our installed base of instruments and increase demand for related recurring sales of consumable products, services, and accessories;
•Developing and introducing new proprietary diagnostic tests and services for both our reference laboratories and in-clinic applications that provide valuable medical information to our customers and effectively differentiate our products and services from those of our competitors;
•Increasing the value to our customers of our companion animal products and services by enhancing the integration of the information and transactions of these products and the management of diagnostic information derived from our products;
•Maintaining premium pricing, including by effectively implementing price increases, for our differentiated products and services through, among other things, effective communication and promotion of the value of our products and services in an environment where many of our competitors promote, market, and sell lesser offerings at prices lower than ours;
•Providing our veterinary customers with the medical and business tools, information, and resources that enable them to grow their practices and the utilization of our diagnostic products and services, through increased pet visits, use of preventive care protocols and enhanced practice of real-time care;
•Achieving cost improvements in our worldwide network of reference laboratories by implementing global best practices, including lean processing techniques, incorporating technological enhancements, including laboratory automation and a global laboratory information management system, employing purchasing strategies to maximize leverage of our global scale, increasing the leverage of existing infrastructure and consolidating testing in high volume laboratory hubs;
•Achieving cost improvements in the manufacture and service of our in-clinic laboratory analyzers by employing the benefits of economies of scale in both negotiating supply contracts and leveraging manufacturing overhead, and by improving reliability of our instruments;
•Continuing to expand, develop, and advance the productivity of our companion animal diagnostic sales, marketing, customer support and logistics organizations in the U.S. and international markets in support of, among other things, our all-direct sales strategies;
•Attracting, developing, and retaining key leadership and talent necessary to support all elements of our strategy, which is challenging due to the increasingly competitive and tight labor markets in which we operate;
•Expanding our served market and growing our market share by strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.;
•Identifying, completing, and integrating acquisitions that enhance our existing businesses or create new business or geographic areas for us;
•Developing and implementing new technology and licensing strategies; and
•Continuing to effectively manage our growth and expansion on a global scale through, among other things, designing and implementing cost-effective improvements to our processes, procedures, and infrastructure.
    If we are unsuccessful in implementing and executing on some or all of these strategies, our rate of growth or profitability may be negatively impacted.

    Our dependence on third-party suppliers could limit our ability to sell certain products or negatively affect our operating results

    We rely on third-party suppliers to provide components and raw materials (including biological materials) for our manufactured products, manufacture some of the products that we sell, and perform certain services, including package-delivery services. Actions taken by third-party suppliers in operating their business, as well as any disruptions to their business operations (or their supplier's business operations), could disrupt our supply chain or operations and materially negatively impact our ability to supply the market, substantially decrease sales, lead to higher costs, and damage our reputation with our customers. Longer-term disruptions could potentially result in the permanent loss of our customers, which could reduce our recurring revenues and long-term profitability. For examples of some of the events that could result in disruption to our supply chain or operations, and negatively impact our operating results, see “We are increasingly dependent on the continuous and reliable operation of our information technology systems, and a disruption of these systems or significant security breaches could adversely affect our business” and "Factors and events beyond our control, including natural and other disasters and climate change-related events, could disrupt our operations or our supply chain and adversely affect our business" below.

    In addition, we currently purchase many products, components, and materials from sole or single sources. Some of these products are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. These products, components, and materials are used in a majority of our instruments, including our Catalyst Dx, Catalyst One, and ProCyte Dx; consumables and accessories used in our instruments; livestock and poultry diagnostic tests, dairy testing products, and water testing products. Even if products, components, and materials were to become available to us from alternative suppliers, we likely would incur additional costs and delays in identifying or qualifying replacement materials and there can be no assurance that replacements would be available to us on acceptable terms, or at all. In certain cases, we may be required to obtain regulatory approval to use alternative suppliers, and this process of approval could delay production of our products or development of product candidates indefinitely.

    We seek to mitigate sole and single source suppliers risks on a risk-prioritized basis and in a variety of ways, including, when possible, by identifying and qualifying alternative suppliers, developing applicable in-house manufacturing capabilities and expertise, and entering into escrow arrangements for manufacturing information for certain single or sole-sourced products. We also seek to enter into long-term contracts that provide for an uninterrupted supply of products at predictable or fixed prices. However, there can be no assurance that we will successfully implement any of these mitigating activities or that, if implemented, any of them will be effective in preventing any delay or other disruption in our ability to supply the market. In addition, suppliers may decline to enter into long-term contracts for any number of reasons, which would require us to purchase products, components, or raw materials via short-term contracts or on a purchase order basis. There can be no assurance that suppliers with which we do not have long-term contracts will continue to supply our requirements, will always fulfill their obligations under those contracts, or will not experience disruptions in their ability to supply our requirements. In cases where we purchase sole and single source products, components, or raw materials under purchase orders, we are more susceptible to unanticipated cost increases or changes in other terms of supply. In addition, under some contracts with suppliers we have minimum purchase obligations, and our failure to satisfy those obligations may result in loss of some or all of our rights under these contracts or require us to compensate the supplier. If we are unable to obtain adequate quantities of products, components, or raw materials in the future from sole and single source suppliers, or if such sole and single source suppliers are unable to obtain the components or other materials required to manufacture the products, we may be unable to supply the market, which could have a material adverse effect on our results of operations, and any longer-term disruptions could potentially result in the permanent loss of customers, which could reduce our recurring revenues and long-term profitability.

    Our biologic products are complex and difficult to manufacture, which could negatively affect our ability to supply the market

    Many of our rapid assay, livestock and poultry diagnostic, water and dairy products are biologic products that include biological materials, such as antibodies, cells, and sera. Manufacturing biologic products is highly complex due to the inherent variability of biological materials and the difficulty of controlling the interactions of these materials with other components of the products, samples, and the environment. There can be no assurance that we will be able to maintain adequate sources of biological materials or that we will be able to consistently manufacture biologic products that satisfy applicable product release criteria and regulatory requirements. Further, products that meet release criteria at the time of manufacture may fall out of specification while in customer inventory, which could require us to incur expenses associated with recalling products and providing customers with new products, either of which could damage customer relations. Our inability to produce or obtain necessary biological materials or to successfully manufacture biologic products that incorporate such materials could result in our inability to supply the market with these products, which would have an adverse effect on our results of operations.

    Various U.S. and foreign government regulations could limit or delay our ability to market and sell our products or otherwise negatively impact our business

    As a global business, we sell products and services in more than 175 countries and operate in an increasingly complex legal and regulatory environment. In the U.S., the manufacture and sale of certain of our products are regulated by agencies such as the USDA, the FDA, and the EPA. Our diagnostic tests for animal health applications that involve the detection of infectious diseases, including most rapid assay canine and feline SNAP tests and livestock and poultry diagnostic tests, must be approved by the USDA prior to sale in the U.S. Our dairy testing products as well as the manufacture and sale of our OPTI line of human point-of-care electrolytes and blood gas analyzers require approval by the FDA before they may be sold commercially in the U.S., and our OPTI PCR test kits for the detection of the virus that causes COVID-19, are subject to regulation by the FDA and sold and distributed pursuant to Emergency Use Authorizations issued by the FDA. Our water testing products must be approved by the EPA, as a part of a water quality monitoring program required by the EPA, before they can be used by customers in the U.S. Delays in obtaining regulatory approvals for new products or product upgrades, or any termination, revision or revocation of an Emergency Use Authorization for our test kits, could have a negative impact on our growth and profitability.

    The manufacture, import, and sale of our products, as well as our research and development processes, are subject to similar and sometimes more stringent laws in many foreign countries. For example, the European Union regulates the use of certain substances that we currently use in our products or processes. These regulations include the Biocidal Products Regulation, which requires the use of approved biocides in our products prior to being manufactured, used, or sold in the European Union; the European Regulation for Registration, Evaluation, Authorization and Restriction of Chemical Substances, or REACH, which regulates and restricts the use of certain chemicals in the European Union; the Restriction of Hazardous Substances("RoHS") Directive, which regulates and restricts certain hazardous substances in electrical and electronic equipment; the Electromagnetic Compatibility Directive; and the Waste Electrical and Electronic Equipment Directive.

    Compliance with these and similar regulations in the U.S. and abroad may require registration of the applicable substances or the redesign or reformulation of our products and may reduce or eliminate the availability of certain parts and components used in our products and services in the event our suppliers are unable to comply with the applicable regulations in a timely and cost-effective manner. Any redesign or reformulation or restricted supply of parts and components may negatively affect the availability or performance of our products and services, add testing lead-times for products and reformulated products, reduce our margins, result in additional costs, or have other similar effects. In addition, the costs to comply with these regulations may be significant. Any of these could adversely affect our business, financial condition, or results of operations. These legal and regulatory requirements are complex and subject to change, and we continue to evaluate their impact.

    In addition, some foreign governments require us to register our products before they can be distributed or sold, and these product registration requirements, which vary among the applicable jurisdictions and change from time to time, are often complex and require us to engage in lengthy and costly processes and provide confidential, proprietary information about those products to foreign regulatory agencies. For example, compliance with extensive country-specific regulatory processes is required in connection with importing and marketing our diagnostic products in Japan, Germany, Canada, Brazil, the Netherlands, China, and many other countries. There can be no assurance that we will be able to obtain or maintain any product registration required by one or more foreign governments. Any inability to obtain or maintain a required product registration in a jurisdiction could adversely affect our ability to market and sell the applicable product in that jurisdiction, which could have a negative effect on our business, financial condition and results of operations. There can also be no assurance that confidential, proprietary information provided to foreign regulatory agencies may not be accessed by unauthorized persons or otherwise stolen, which could negatively impact our ability to protect our proprietary rights in our innovative products and our future success. For more information about the risks related to the protection of our proprietary rights in our products and services, see "Our success is heavily dependent on our continued proprietary product and service innovation" below.

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

    We rely on a combination of patent, trade secret, trademark, and copyright laws to protect our proprietary rights. We also license patents and technologies from third parties to enable the use of third-party technologies in the development and production of our products and offerings. If we do not have adequate protection of our proprietary rights or are unable to license third-party patents and technologies on reasonable terms, our business may be adversely affected by competitors who utilize substantially equivalent technologies that compete with us.

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

    Increased competition from and technological advances by our competitors could negatively affect our operating results

    We face intense competition within the markets in which we sell our products and services, and we expect that future competition will become even more intense as new products, services and technologies become available and new competitors enter the market. Our competitors in the veterinary diagnostic market in the United States and abroad include companies that develop, manufacture, and sell veterinary diagnostic tests and commercial veterinary reference laboratories, certain large and well-funded animal health pharmaceutical companies, as well as corporate hospital chains that operate reference laboratories that serve both their hospitals and unaffiliated hospitals, such as VCA Inc., which is wholly owned by Mars, Incorporated, another operator of corporate hospital chains. Consolidation among our competitors and our customers may intensify the competition we face. While we believe that our offerings are competitively differentiated due to our proprietary products and services (such as the IDEXX SDMA test and VetConnect Plus) that offer an integrated, comprehensive diagnostic solution and the quality of our technical and customer service, there can be no assurance that increased consolidation among our competitors or customers (as well as any resulting reference laboratory vertical integration among our customers) would not have a negative impact on our ability to compete successfully. For more information regarding the risks presented by consolidation and reference laboratory vertical integration among our customers, see “Consolidation in our customer base, including through increased corporate hospital ownership, and prevalence of buying consortiums could negatively affect our business” below.

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

    Consolidation in our customer base, including through increased corporate hospital ownership, and prevalence of buying consortiums could negatively affect our business

    Veterinarians are our primary customers for our CAG products and services, and the veterinary services industry in the U.S. and abroad has been consolidating at an accelerating rate in recent years. In the United States, the number of owners of veterinary hospitals has been declining, and an increasing percentage of veterinary hospitals are owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include Mars, Incorporated (owner of Banfield Pet Hospitals, Blue Pearl Veterinary Partners, Pet Partners and VCA Inc.), and National Veterinary Associates, and are joined by dozens of smaller consolidators. A similar trend exists in other regions such as Canada, Europe, Australia, New Zealand, China, and Brazil. Furthermore, an increasing percentage of individually-owned veterinary hospitals in the U.S. are participating in buying consortiums. Corporate owners of veterinary hospitals and buying consortiums often seek to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our profitability and results of operations. While we have strong supplier relationships with several corporate hospital groups and buying consortiums, decisions by larger corporate owners and buying consortiums to shift their purchasing of products and services away from us and to a competitor would have a negative impact on our results of operations. In addition, certain corporate owners also operate reference laboratories that serve both their hospitals and unaffiliated hospitals. Any hospitals acquired by these companies generally attempt to shift all or a large portion of their testing to the reference laboratories operated by these companies, and there can be no assurance that hospitals that otherwise become affiliated with these companies would not shift all or a portion of their testing to such reference laboratories. Furthermore, because these companies compete with us in the reference laboratory services marketplace, hospitals acquired by these companies or those that establish other affiliations with these companies may cease to be customers or potential customers of our other companion animal products and services, which would cause our sales of these products and services to decline.

    Changes in testing patterns could negatively affect our operating results

    The market for our companion animal, livestock and poultry diagnostic tests and our dairy and water testing products could be negatively impacted by a number of factors impacting testing practices. The introduction or broad market acceptance of vaccines or preventatives for the diseases and conditions for which we sell diagnostic tests and services could result in a decline in testing. Changes in accepted medical protocols regarding the diagnosis of certain diseases and conditions could have a similar effect. Eradication or substantial declines in the prevalence of certain diseases also could lead to a decline in diagnostic testing for such diseases. Our livestock and poultry products business in particular is subject to fluctuations resulting from changes in disease prevalence. The outbreak of certain diseases (such as African swine fever) among livestock or poultry, or the adverse impact of climate change-related events (such as hurricanes, earthquakes, fires, and floods), could lead to the widespread death or precautionary destruction of such animals in the affected regions, reducing herd or flock sizes, which could reduce the demand for our testing products for such animals. Changes in government regulations or in the availability of government funds available for monitoring programs could negatively affect sales of our products that are driven by compliance testing, such as our livestock and poultry, dairy and water products. In addition, changes and trends in local dairy, poultry, or other food markets around the world could negatively affect the related production markets resulting in a decline in demand for our testing products. Weakened economic conditions caused by the effects of the ongoing COVID-19 pandemic have reduced, and may further reduce, demand for our water testing products, livestock and poultry diagnostic tests and dairy products, and COVID-19-related social distancing procedures and guidelines, including stay-at-home orders that may be further deployed to combat the spread of COVID-19, and possible higher infection rates could result in a decrease in companion animal clinical visits, the delay of elective procedures and wellness visits and disruption of veterinary clinic operations, all of which would have a negative effect on veterinary service providers and result in declines in demand for our CAG products and services. Declines in testing for any reason, including the reasons described above, along with lost opportunities associated with a reduction in veterinary visits, could have an adverse effect on our results of operations.

    We sell many products through distributors, which presents risks that could negatively affect our operating results

    Some of our product sales in international markets occur through third-party distributors. As a result, we are dependent on these distributors to promote and create demand for our products. Our distributors often offer products from several different companies, including our competitors, and may promote our competitors’ products over our own products. We have limited ability, if any, to cause our distributors to devote adequate resources to promoting, marketing, selling, and supporting our products or to maintain certain inventory levels, and changes in our distributors’ inventory levels, as compared to comparable prior periods, could negatively impact our revenue growth rates. We cannot assure you that we will be successful in maintaining and strengthening our relationships with our distributors or establishing relationships with new distributors who have the ability to market, sell and support our products effectively. We may rely on one or more key distributors for a product or a region, and the loss of these distributors could reduce our revenue. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. While we maintain a rigorous distribution compliance program, violations of anti-corruption or similar laws by our distributors could have a material impact on our business and reputation, and any termination of a distributor relationship may result in increased competition in the applicable jurisdiction. Failure to manage the risks associated with our use of distributors outside of the U.S. may reduce sales, increase expenses, and weaken our competitive position, any of which could have a negative effect on our operating results.

    Our limited experience and small scale in the human point-of-care and laboratory diagnostics market could inhibit our success in this market

    We have limited experience in the human point-of-care and laboratory medical diagnostics market and we operate at a small scale in this market. This market differs in many respects from the veterinary diagnostic market. Significant differences include the impact of third-party reimbursement on diagnostic testing, more extensive regulation, greater product liability risks, larger competitors, a more segmented customer base and more rapid technological innovation. Our limited experience and small scale in the human point-of-care and laboratory medical diagnostics market could negatively affect our ability to successfully manage the risks and features of this market that differ from the veterinary diagnostic market. There can be no assurance that we will be successful in achieving growth and profitability in the human point-of-care and laboratory medical diagnostics market comparable to the results we have achieved in the veterinary diagnostic market.

GENERAL RISKS

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

    We rely on our information systems, as well as our third-party business partners’ and suppliers’ information systems, to provide access to our web-based products and services, keep financial records, analyze results of operations, process customer orders, manage inventory, process shipments to customers, store confidential or proprietary information and operate other critical functions. Although we maintain security policies, employ system backup measures and engage in redundancy planning and processes, such policies, measures, planning and processes, as well as our current disaster recovery plans, may be ineffective or inadequate to address all eventualities. Further, our information systems and our business partners' and suppliers' information systems may be vulnerable to attacks by hackers and other security breaches, including, among other things, computer viruses and malware, denial of service actions, misappropriation of data and similar events through the internet (including via devices and applications connected to the internet), and through email attachments and persons with access to these information systems, such as our employees or third parties with whom we do business. Due to governmental mandates and recommended safety measures to control the spread of COVID-19, we modified aspects of our business practices. This has resulted in a greater number of our employees working remotely for extended periods of time, which may result in some increased risk of vulnerability or attacks associated with additional individuals accessing our data and systems remotely. In addition, security industry experts and government officials have warned about the risks of hackers and cybersecurity attacks targeting U.S. organizations conducting COVID-19 related research, such as IDEXX.

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
    Factors and events beyond our control, including natural and other disasters and climate change-related events, could disrupt our operations or our supply chain and adversely affect our business
    Our business and results of operations could be negatively affected by certain factors and events beyond our control, such as natural disasters, severe weather conditions and/or climate change-related events (such as hurricanes, earthquakes, fires, and floods); public health issues (such as outbreaks, epidemics, or pandemics, including the ongoing COVID-19 pandemic); civil unrest; geopolitical conditions and developments (such as the United Kingdom’s exit from the European Union); war, terrorism, or other man-made disasters; increases in wages that drive up prices; the imposition of regulations, trade protection measures, tariffs, duties, import/export restrictions, quotas or embargoes on key components; labor stoppages; transportation failures affecting the supply and shipment of materials and finished goods; the unavailability of raw materials; Any of these events could result in, among other things, damage to or the temporary closure of one or more of our manufacturing or distribution facilities or reference laboratories (damage to one of our facilities or the manufacturing equipment we use could be costly and may require substantial lead-time to repair or replace); damage to or closure of one or more facilities of our third-party business partners or suppliers on which we rely; a temporary lack of an adequate work force in one or more markets; an interruption in power supply; a temporary or long-term disruption in our supply chain (including a disruption to our ability to obtain critical components for the manufacture of our products); a temporary disruption in our ability to deliver (or delays in the delivery of) our products or services; and short- or long-term damage to our customers’ businesses (which would adversely impact customer demand for our products and services). For more information regarding the risks presented by disruption to our suppliers’ operations and supply chain, see “Our dependence on suppliers could limit our ability to sell certain products or negatively affect our operating results” above.

    We manufacture many of our significant companion animal products, including our rapid assay devices and certain instruments, many of our water testing products and certain of our livestock, poultry, and dairy testing products, at a single facility in Westbrook, Maine. Certain of our companion animal products, as well as our human point-of-care products, are manufactured in Roswell, Georgia. We also manufacture certain of our livestock and poultry testing products in Bern, Switzerland and Montpellier, France. In addition, we maintain major distribution facilities in North America and in the Netherlands and major reference laboratories in Memphis, Tennessee; Kornwestheim, Germany; Sacramento, California; Elmhurst, Illinois; North Grafton, Massachusetts; East Brisbane, Australia; Markham, Ontario; Wetherby, U.K.; and Tokyo, Japan. Interruption of operations at any of these facilities due to the occurrence of one or more of the events described above could have an adverse effect on our results of operations.

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

    Risks associated with doing business internationally could negatively affect our operating results
    For the year ended December 31, 2020, approximately 38% of our overall revenue and approximately 90% of our LPD revenue was attributable to sales of products and services to customers outside the U.S. Although we intend to continue to expand our international operations and business, we may not be able to successfully promote, market, import, export, sell or distribute our products and services outside the U.S. Various risks associated with foreign operations may impact our international sales, including, but not limited to, disruptions in transportation of our products or our supply chain; fluctuations in oil prices; increased border protection and restriction on travel; the differing product and service needs of foreign customers; difficulties in building, staffing and managing foreign operations (including a geographically dispersed workforce); differing protection of intellectual property; trade protection measures, quotas, embargoes, import/export restrictions, tariffs, duties, and regulatory and licensing requirements; natural and other disasters; public health issues (such as outbreaks, epidemics, the ongoing COVID-19 pandemic, or the prospect of a pandemic); ongoing instability or changes in a country’s or region’s regulatory, economic or political conditions, including as a result of the United Kingdom’s exit from the European Union; other unfavorable geopolitical conditions; security concerns; and local business and cultural factors that differ from our normal standards and practices, including business practices prohibited by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.

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

    Our operations and reputation may be impaired if we, our products, or our services do not comply with our global privacy policy or evolving laws and regulations regarding data privacy and protection

    The nature of our business involves the receipt, storage and use of information, including personal data, about our customers, pet owners, suppliers, and employees. We collect and use personal data in a variety of ways. We offer products and services that collect and use personal data, including veterinary practice management systems, online customer communication tools and services, VetConnect PLUS, and two-way integration technology. Some of these products and services rely on third-party providers for cloud storage. We also engage in e-commerce through various websites and collect contact and other personal data from our customers and website visitors. In addition, we transfer information, including personal data, among IDEXX, our subsidiaries and third parties with which we have commercial relations for business purposes. Our collection, protection, security, retention, storage, disclosure, sharing and use of personal data described above are subject to expanding and increasingly complex laws and regulations in the U.S. and abroad. In addition, these laws and regulations continue to develop and are subject to frequent revisions (and generally have become more stringent over time), are subject to differing interpretations, may be applied inconsistently from jurisdiction to jurisdiction and may be inconsistent with our current global privacy policy and data protection practices. Compliance with these evolving requirements can be costly, require us to change our business practices in a manner adverse to our business or delay or impede the development and offering of innovative products and services. Additionally, public perception and standards related to the privacy of personal data can shift rapidly, in ways that may affect our reputation or influence regulators in the U.S. and abroad to expand or adopt more stringent regulations and laws. Examples of laws and regulations that have impacted or could impact our business include:

•The California Consumer Privacy Act (“CCPA”), which became effective in January 2020, gives California residents, among other things, expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. Moreover, a new privacy law, the California Privacy Rights Act, which is scheduled to take effect on January 1, 2023 (with a lookback to January 1, 2022), will significantly modify the CCPA, and will impose additional data protection obligations on companies such as ours doing business in California. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. The effects of the CCPA and other similar laws may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply.

•The European Union's General Data Protection Regulation ("GDPR"), which became effective in May 2018, imposes stringent operational requirements for controllers and processors of personal data of individuals in the EEA, and noncompliance can trigger fines of up to the greater of €20 million or 4% of global annual revenues.

•In July 2020, the Court of Justice of the European Union invalidated the EU-U.S. and Swiss-U.S. Privacy Shields calling into question data transfers carried out under the European Commission's Standard Contractual Clauses, which has created compliance challenges for our transfer of personal data from the EEA, UK and/or Switzerland to the U.S. and other third countries. Similar laws have been proposed or passed in other countries, which may create additional compliance challenges for cross-border transfers of personal data.

•Following the United Kingdom’s withdrawal from the EEA and the EU on December 31, 2020, we became subject to the GDPR as incorporated into the United Kingdom law, and noncompliance can trigger fines of up to the greater of £17.5 million or 4% of global turnover. In addition, because the European Commission has not yet made an adequacy determination regarding the United Kingdom's data privacy protection, lawful transfers of personal data between these jurisdictions remain unclear. The Brexit Trade and Cooperation Agreement (TCA) has established a four- to six-month grace period during which transfers of personal data from the EU to the UK can continue without additional safeguards, provided that the UK maintains its pre-TCA data protection laws. During this time, the European Commission may adopt a UK adequacy decision which organizations can then rely on for EU to UK personal data transfers but, if no UK adequacy decision is adopted, the UK will be considered a third country at the end of the grace period and we will be required to implement additional safeguards for personal data transfers.

•The Brazilian General Data Protection Law (“LGPD”), which became effective in September 2020, and the South African Protection of Personal Information Act, which became effective in July 2020 (with a one-year grace period until June 30, 2021), are examples of other non-U.S. data privacy-related laws to which we are subject.

    While we have policies and procedures in place to comply with all applicable privacy-related laws and regulations (including the GDPR, CCPA and LGPD), as well as our contractual obligations, any failure or perceived failure by us, the third parties with whom we work or our products and services to so comply could result in damage to our reputation or legal proceedings or actions against us by governmental entities or others, any of which could have an adverse effect on our business. In addition, concerns about our practices with regard to the collection, use, retention, disclosure, or security of personal data or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws and regulations, could damage our reputation and harm our business.

    Future operating results could be negatively affected by changes in tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities

    The nature of our global operations subjects us to local, state, regional and federal tax laws in jurisdictions around the world. Our future tax expense could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. Additionally, tax rules governing cross-border activities are continually subject to modification as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to tackle concerns over base erosion and profit shifting ("BEPS") and perceived international tax avoidance techniques.

    We have received a tax ruling from the Netherlands that documents our mutual understanding of how existing tax laws apply to our circumstances. This ruling expires as of December 31, 2022, and we have been informed that it will not be renewed due to changes to the advance ruling policy in the Netherlands. While the absence of an advance agreement does not preclude our ability to continue to apply existing tax laws in the same manner as allowed by the existing ruling, the lack of such agreement creates uncertainty as to our future tax rate. Further, the Netherlands has recently announced proposals to modify existing rules that, if enacted, could eliminate the benefits to which this ruling applies. We continue to consider these developments within our overall tax strategy.

    Additionally, the European Commission has opened formal investigations into specific tax rulings granted by several countries to specific taxpayers and several are in various stages of litigation. While we believe that our rulings are different than those being discussed, the ultimate resolution of such activities cannot be predicted and could also have an adverse impact on future operating results.

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

    A weak worldwide economy could result in reduced demand for our products and services or increased customer credit risk

    A substantial percentage of our sales are made worldwide to the companion animal veterinary market. Demand for our companion animal diagnostic products and services is driven in part by the number of patient visits to veterinary hospitals and the practices of veterinarians with respect to the recommendations for diagnostic testing, as well as pet owner compliance with these recommendations. Pet owners generally pay cash out of pocket for health care services for their pets from veterinary practices. The ongoing COVID-19 global pandemic has increased economic uncertainty and caused economic slowdowns that may continue or recur. Economic weakness in our significant markets could cause pet owners to forgo or defer visits to veterinary hospitals or affect their willingness to approve certain diagnostic tests, comply with a treatment plan or, even more fundamentally, continue to own a pet. In addition, concerns about the financial resources of pet owners could cause veterinarians to be less likely to recommend certain diagnostic tests, and concerns about the economy may cause veterinarians to defer purchasing capital items such as our instruments and systems. These conditions, if they continue, could result in a decrease in sales or decrease in sales growth, of diagnostic products and services, which could have an adverse effect on our results of operations.

    Demand for our water products is driven in part by the availability of funds at government laboratories, water utilities and private certified laboratories that utilize our products. Availability of funds also affects demand by government laboratories and cattle, swine and poultry producers that utilize our livestock and poultry diagnostic products, and by users of our human diagnostic products and services. Economic weakness in our markets related to the ongoing COVID-19 global pandemic has caused and could continue to cause our customers to reduce their investment in such testing, which could have an adverse effect on our results of operations.

    In all of our markets, a weak economy may also cause deterioration in the financial condition of our distributors and customers, which could inhibit their ability to pay us amounts owed for products delivered or services provided in a timely fashion or at all.

    Strengthening of the rate of exchange for the U.S. dollar has a negative effect on our business

    We are a global business, with 38% of our revenue during the year ended December 31, 2020, attributable to sales of products and services to customers outside of the U.S. Any strengthening of the rate of exchange for the U.S. dollar against foreign currencies, and in particular the euro, British pound, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar and Brazilian real, adversely affects our results, as it reduces the dollar value of sales and profits that are made in those currencies. The strengthening of the U.S. dollar has a greater adverse effect on the profits from products manufactured or sourced in U.S. dollars that are exported to international markets and a lesser effect on profits from foreign sourced products and services due to a natural hedge from international expenses denominated in the corresponding foreign currencies.

    For the year ended December 31, 2020, approximately 21% of our consolidated revenue was derived from products manufactured or sourced in U.S. dollars and sold internationally in local currencies, as compared to 22% for both years ended December 31, 2019 and 2018. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars as well as affect our overall competitiveness in international markets. The accumulated impacts from any continued, longer-term growth in the value of the U.S. dollar against foreign currencies may have a material adverse effect on our operating results. See “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in this Annual Report on Form 10-K for additional information regarding currency impact. In addition, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom’s withdrawal from the European Union, especially between the U.S. dollar and the British pound.

    Our foreign currency hedging activities (see "Part II, Item 8. Financial Statements and Supplementary Data, Note 19. Hedging Instruments" in the accompanying Notes to consolidated financial statements), which are designed to minimize and delay, but not to eliminate, the effects of foreign currency fluctuations, may not sufficiently offset the adverse financial effect of unfavorable movements in foreign exchange rates on our financial results over the limited time the hedges are in place. In addition, our hedging activities involve costs and risks, such as transactions costs and the risk that our hedging counterparties will default on their obligations.

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

    Restrictions in our debt agreements or our inability to obtain financing on favorable terms may increase our cost of borrowing and limit our activities

    Our ability to make scheduled payments and satisfy our other obligations under our Credit Facility and senior notes depends on our future operating performance and on economic, financial, competitive, and other factors beyond our control. Our business may not generate sufficient cash flows to meet these obligations or generate sufficient levels of earnings to satisfy the applicable affirmative, negative, and financial covenants. Our failure to comply with these covenants and the other terms of the Credit Facility and senior notes could result in an event of default and acceleration of our obligations under these agreements, which may require us to seek additional financing or restructure existing debt on unfavorable terms. In addition, adverse changes in credit markets could increase our cost of borrowing and make it more difficult for us to obtain financing, which could limit our ability to execute certain strategies and have an adverse effect on our revenue growth and profitability.

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

    Borrowings under our Credit Facility bear interest at variable rates, including rates based on the London Interbank Offered Rate (LIBOR), exposing us to interest rate risk. If interest rates were to increase, our debt service obligations under our variable-rate Credit Facility would increase even if the principal amount borrowed remained the same. Our Credit Facility includes a provision for the determination of a benchmark replacement rate as a successor to the LIBOR rate.

    RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

    Fluctuations in our quarterly or annual results may cause our stock price to decline

    Our prior operating results have fluctuated due to a number of factors, many of which are beyond our control, including seasonality of certain product lines; changes in our accounting estimates; the impact of acquisitions; timing of distributor purchases product launches, operating expenditures, and customer marketing and incentive programs; changes in the number and type of competitors and their product offerings; changes in our sales and distribution model; changes in the economy affecting consumer spending; and other matters. Similarly, our future operating results may vary significantly from quarter to quarter or year to year due to these and other factors. If our operating results or projections of future operating results do not meet the expectations of securities analysts or investors in future periods, our stock price may fall.

    The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above the price you paid

    The trading price of our common stock may be volatile. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as other general economic, market or political conditions, could reduce the market price of our common stock rapidly and unexpectedly, in spite of our operating performance. Factors that may impact the market price of our common stock include the factors described in this “Risk Factors” section and elsewhere in this Form 10-K, as well as:
•Our stock repurchase program and changes in our capital structure, including the issuance of additional debt;
•Public announcements (including the timing of these announcements) regarding our business, financial performance and prospects or new products or services, product enhancements or technological advances by our competitors or us;
•Trading activity in our stock, including portfolio transactions in our stock by us, our executive officers and directors, and significant stockholders; trading activity that results from the ordinary course rebalancing of stock indices in which we may be included, such as the S&P 500 Index; trading activity related to our inclusion in, or removal from, any stock indices; and short-interest in our common stock, which could be significant from time to time;
•Investor perception of us and the industry and markets in which we operate, including changes in earnings estimates or buy/sell recommendations by securities analysts; and whether or not we meet earnings estimates of securities analysts who follow us; and
•General financial, domestic, international, economic, and market conditions, including overall fluctuations in the U.S. equity markets, which may experience extreme volatility that, in some cases, is unrelated or disproportionate to the operating performance of particular companies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

    Not applicable.

ITEM 2.    PROPERTIES

    Our worldwide headquarters is located in Westbrook, Maine where we engage in manufacturing, research and development, marketing, sales, and general and administrative support functions. Our Hoofddorp, Netherlands location includes distribution, warehousing, and office space.

Primary Facility Locations

Location	Functions	Own/Lease
Westbrook, Maine	United States Headquarters	Own
Hoofddorp, Netherlands	European Headquarters	Lease
Memphis, Tennessee	Distribution Center and Reference Lab	Lease
Kornwestheim, Germany	Reference Lab	Own
Wetherby, United Kingdom	Reference Lab	Lease
Newmarket, United Kingdom	Water manufacturing	Lease
Bern, Switzerland	LPD manufacturing	Lease
Montpellier, France	LPD manufacturing	Lease
Roswell, Georgia	OPTI Medical manufacturing	Lease

    Including the locations above, we have over 50 reference laboratories throughout the United States and over 25 reference laboratories internationally, including locations in Europe, Canada, Australia, New Zealand, Brazil, Asia, and South Africa. The majority of our reference laboratories are leased, with the remainder being owned. We also lease space in various locations worldwide for administrative support, manufacturing, sales, distribution, and storage. We believe that our leased and owned properties are generally in good condition, are well-maintained, and are generally suitable and adequate to carry on our business. A detailed listing of all our locations can be found on our website.

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

Holders of Common Stock

    As of February 9, 2021, there were 395 holders of record of our common stock. Because the majority of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of Equity Securities by the Issuer

    During the three months ended December 31, 2020, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

October 1, 2020 to October 31, 2020	—		$—	—	6,275,912
November 1, 2020 to November 30, 2020	26,120		$424.82	—	6,275,912
December 1, 2020 to December 31, 2020	1,004		$476.53	—	6,275,912
Total	27,124	(2)	$426.73	—	6,275,912

    (1) As of December 31, 2020, our Board of Directors had approved the repurchase of up to 73 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program has been increased by the Board of Directors on numerous occasions. There is no specified expiration date for this repurchase program. There were no other repurchase programs outstanding during the three months ended December 31, 2020, and no repurchase programs expired during the period.

    (2) During the three months ended December 31, 2020, we received 27,124 shares of our common stock that were surrendered by employees in payment for the required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b) but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase program.

    During the year ended December 31, 2020, we repurchased approximately 0.7 million shares of our common stock in transactions made pursuant to our repurchase program and received approximately 0.06 million shares of common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. Due to the uncertainty of the duration and magnitude of the COVID-19 pandemic and its impacts during 2020, we suspended our open market share repurchase activity beginning in the first quarter of 2020. The existing share repurchase program continues to be authorized by our Board of Directors and we have resumed share repurchases during the first quarter of 2021. See "Part II, Item 8. Financial Statements and Supplementary Data, Note 20. Repurchases of Common Stock" to the consolidated financial statements for the year ended December 31, 2020, included in this Annual Report on Form 10-K for further information.

Dividends

    We have never declared or paid any cash dividends on our common stock. From time to time our Board of Directors may consider the declaration of a dividend. However, we have no intention to declare or pay a dividend at this time.

Stock Performance

    This graph compares our total stockholder returns, the Total Return for the Standard & Poor’s (“S&P”) 500 Index, the Total Return for the S&P 500 Health Care Index, and the Total Return for the NASDAQ Stock Market Index (U.S. Companies) (the “NASDAQ Index”) prepared by the Center for Research in Security Prices. This graph assumes the investment of $100 on December 31, 2015, in IDEXX’s common stock, the S&P 500 Index, the S&P 500 Health Care Index, and the NASDAQ Index and assumes dividends, if any, are reinvested. Measurement points are the last trading days of the years ended December 2015 to 2020.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020

IDEXX Laboratories, Inc.	$100.00	$160.82	$214.45	$255.10	$358.10	$685.50
NASDAQ Index	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
S&P 500 Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
S&P 500 Health Care Index	$100.00	$97.31	$118.79	$126.47	$152.81	$173.36

ITEM 6.    SELECTED FINANCIAL DATA

    The Company has applied the amendment to Regulation S-K Item 301 which became effective on February 10, 2021.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10‑K. The discussion of our financial condition and results of operations and liquidity and capital resources for the year ended December 31, 2018, is included in our Annual Report on Form 10-K for the year ended December 31, 2019, within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated by reference herein.

    We have included certain terms and abbreviations used throughout this Annual Report on Form 10-K in the "Glossary of Terms and Selected Abbreviations.”

    Description of Business Segments. We operate primarily through three business segments: diagnostic and information management-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”); water quality products (“Water”); and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve producer efficiency, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment combines and presents our products and services for the human medical diagnostics market (“OPTI Medical”) with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments. See "Part II, Item 8. Financial Statements and Supplementary Data, Note 3. Revenue Recognition and Note 17. Segment Reporting" to the consolidated financial statements for the year ended December 31, 2020, included in this Annual Report on Form 10-K for financial information about our segments, including our product and service categories, and our geographic areas.

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

    We place our Catalyst chemistry analyzers and VetTest instruments through sales, leases, rental, and other programs. As of December 31, 2020, our Catalyst and VetTest chemistry analyzers provided for a combined active installed base of approximately 59,600 units globally, as compared to approximately 56,200 units in 2019 and approximately 50,800 units in 2018. As of December 31, 2020, our premium Catalyst chemistry analyzers provided for an active installed base of approximately 49,600 units globally, as compared to approximately 43,900 units in 2019 and approximately 37,000 units in 2018. A majority of our Catalyst chemistry analyzer placements were to customers that are new to IDEXX, including customers who had been using instruments from one of our competitors, sometimes referred to as competitive accounts. Generally, placement of an instrument with a new or competitive account has the highest economic value as the entire consumable stream associated with that placement represents incremental recurring revenue, whereas the consumable stream associated with a Catalyst placement at a VetTest customer substitutes a Catalyst consumable stream for a VetTest consumable stream. We have found that the consumables revenues increase when a customer upgrades from a VetTest analyzer to a Catalyst analyzer due to the superior test menu capability, flexibility, and ease of use of the Catalyst analyzers, which leads to additional testing by the customer. As we continue to experience growth in placements of Catalyst analyzers and in sales of related consumables, we expect this growth to be partly offset by a decline in placements of VetTest analyzers and in sales of related consumables.

    We place our ProCyte Dx, LaserCyte Dx and VetAutoread hematology analyzers through multiple sales programs as well. As of December 31, 2020, these hematology analyzers provided for a combined active installed base of approximately 41,200 units, as compared to 38,200 units in 2019 and 35,900 units in 2018. As of December 31, 2020, our premium ProCyte Dx and LaserCyte Dx hematology analyzers provided for an active installed base of approximately 34,600 units globally, as compared to approximately 31,500 units in 2019 and approximately 29,000 units in 2018. A majority of our ProCyte analyzer placements were made to new or competitive accounts. We also continue to place a substantial number of LaserCyte Dx instruments, both new and recertified, as trade-ups from the VetAutoread analyzer and at new and competitive accounts. During 2020, we introduced and began selling our new ProCyte One analyzer and will begin delivery of these analyzers in 2021. As we continue to experience growth in placements of ProCyte  analyzers and in sales of related consumables, we expect this growth to be partly offset by a decline in placements of LaserCyte Dx and VetAutoread analyzers and a decrease in the associated recurring revenue stream.

    As of December 31, 2020, our premium SediVue Dx analyzers provided for an active installed base of nearly10,700 units globally, as compared to approximately 8,900 units in 2019 and approximately 6,600 units in 2018. This instrument and single-use consumable system provides a highly accurate way to automate the process of examining urine under a microscope. We provide customers with SediVue Dx consumables that are charged upon utilization, which we refer to as pay-per-run, as compared to other instruments where we charge upon shipment of consumables.

    We seek to enhance the attractiveness and customer loyalty of our SNAP rapid assay tests, including by providing the SNAP Pro Analyzer, which activates SNAP tests, properly times the run, captures, and saves images of the results and, in conjunction with IVLS, records invoice charges in the patient record. Our ProRead software interprets results of the SNAP Pro Analyzer. These features promote practice efficiency by eliminating manual entry of test results in patient records and also helps ensure that the services are recorded and accurately invoiced. In addition, SNAP Pro Analyzer results can be shared with pet owners on the SNAP Pro screen or, in conjunction with IVLS, via VetConnect PLUS. We also sell the SNAPshot Dx, which automatically reads certain SNAP test results and, in conjunction with IVLS, records those results in the electronic medical record. We continue to work on enhancing the functionality of our analyzers to read the results of additional tests from our canine and feline family of rapid assay products.

    Our long-term success in the continuing growth of our CAG recurring diagnostic product and services is dependent upon: growing volumes at existing customers by increasing their utilization of existing and new test offerings, acquiring new customers, maintaining high customer loyalty and retention, and realizing modest annual price increases based on our differentiated products and the growing value of our diagnostic offering. We continuously seek opportunities to enhance the care that veterinary professionals give to their patients and clients through supporting the implementation of real-time care testing work flows, which is performing tests and sharing test results with the client at the time of the patient visit. Our latest generation of chemistry and hematology instruments demonstrates this commitment by offering enhanced ease of use, faster time to results, broader test menu and connectivity to various information technology platforms that enhance the value of the diagnostic information generated by the instruments. In addition, we provide marketing tools and customer support that help drive efficiencies in veterinary practice processes and allow practices to increase the number of clients they see on a daily basis.

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

    Recurring Diagnostic Revenue. Revenues from our proprietary IDEXX VetLab consumable products, our SNAP rapid assay test kits, outside reference laboratory and consulting services, and extended maintenance agreements and accessories related to our CAG Diagnostics instruments are considered recurring in nature. For the year ended December 31, 2020, recurring diagnostic revenue, which is both highly durable and profitable, accounted for approximately 78% of our consolidated revenue.

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

    We believe approximately half of all diagnostic testing by U.S. veterinarians is provided by outside reference laboratories such as IDEXX Reference Laboratories. In certain markets outside the U.S., the prevalence of in-clinic testing may vary, and a greater or lesser percentage of diagnostic testing may be performed in reference laboratories. We attempt to differentiate our reference laboratory testing services from those of competitive reference laboratories and competitive in-clinic offerings primarily on the basis of a unique and proprietary test menu, technology employed, quality, turnaround time, customer service and tools such as VetConnect PLUS that demonstrate the complementary manner in which our laboratory services work with our in-clinic offerings.

    Profitability in our lab business is supported, in part, by our expanding business scale globally. Profit improvements also reflect benefits from price increases and our ability to achieve operational efficiencies. When possible, we utilize core reference laboratories to service samples from other states or countries, expanding our customer reach without an associated expansion in our reference laboratory footprint. New laboratories may operate at a loss until testing volumes achieve sufficient scale. Acquired laboratories frequently operate less profitably than our existing laboratories and acquired laboratories may not achieve the profitability of our existing laboratory network for several years until we complete the implementation of operating improvements and efficiencies. Therefore, in the short term, new and acquired reference laboratories generally may have a negative effect on our operating margin.

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

    We differentiate our practice management systems through enhanced functionality, ease of use, and embedded integration with in-clinic IDEXX VetLab instruments and outside reference laboratory test results. Our client communication services create more meaningful pet owner experiences through personalized communication. With our SmartFlow cloud technology, we are able to improve overall patient management through coordination and tracking of every step in a patient workflow. Pet Health Network Pro online client communication and education service complements the entire IDEXX product offering by educating pet owners and building loyalty through engaging the pet owner before, during and after the visit, thereby building client loyalty and driving more patient visits.

    Our diagnostic imaging systems offer a convenient radiographic solution that provides superior image quality and the ability to share images with clients virtually anywhere. IDEXX imaging software enables enhanced diagnostic features and streamlined integration with our other products and services. Our digital radiography systems, enables low-dose radiation image capture without sacrificing clear, high-quality diagnostic images, reducing the risk posed by excess radiation exposure for veterinary professionals. Placements of imaging systems are important to the growth of revenue streams that are recurring in nature, including extended maintenance agreements and IDEXX Web PACS, which is our cloud-based SaaS offering for viewing, accessing, storing, and sharing multi-modality diagnostic images. We derive relatively higher margins from our subscription-based products. IDEXX Web PACS is integrated with Cornerstone, IDEXX Neo and IDEXX VetConnect PLUS to provide centralized access to diagnostic imaging results alongside patient diagnostic results from any internet connected device.

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

Other

    OPTI Medical. Our strategy in the OPTI Medical business for the human market is to develop, manufacture, and sell electrolyte and blood gas analyzers, and related consumable products for the medical point-of-care diagnostics market worldwide, with a focus on small to mid-sized hospitals. We seek to differentiate our products based on ease of use, convenience, international distribution and service and instrument reliability. Similar to our veterinary instruments and consumables strategy, a substantial portion of the revenues from this product line is derived from the sale of consumables for use on the installed base of electrolyte and blood gas analyzers. During the early stage of an instrument’s life cycle, relatively greater revenues are derived from instrument placements, while consumable sales become relatively more significant in later stages as the installed base of instruments increases and instrument placement revenues begin to decline. Our long-term success in this area of our business is dependent upon new customer acquisition, customer retention and increased customer utilization of existing and new assays introduced on these instruments.

    During 2020, we introduced the OPTI SARS-CoV-2 RT-PCR test kit for COVID-19 testing. A significant portion of the growth in our OPTI Medical business was from revenue generated from the test kits and related laboratory services. The future demand for this product is difficult to project given the uncertain nature of the COVID-19 pandemic, including short-term project commitments, available PCR testing capacity, alternative suppliers, and the potential impact of vaccinations and other treatments.

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

    Effective January 1, 2020, we modified our management reporting to the Chief Operating Decision Maker to provide a more comprehensive view of the performance of our operating segments by including costs that were previously not allocated to our segments. Prior to January 1, 2020, certain costs were not allocated to our operating segments and were instead reported under the caption “Unallocated Amounts.” These costs included costs primarily consisting of our R&D function, regional or country expenses and unusual items. Corporate support function costs (such as information technology, facilities, human resources, finance and legal), health benefits and incentive compensation were charged to our business segments at pre-determined budgeted amounts or rates. Beginning January 1, 2020, the segments will reflect these actual costs allocated to the segment based on various allocation methods, including revenue and headcount. Foreign exchange losses on settlements of foreign currency denominated transactions are not allocated to our operating segments and are instead reported within our Other reporting segment. These management reporting changes did not have a material impact to our segment results of operations for the years ended December 31, 2019 and 2018.

    The following tables reflect adjustments to previously reported costs in our Unallocated segment, that are now allocated to our CAG, Water, LPD and Other segments:

    For the year ended December 31, 2019:

(in thousands)
	CAG	Water	LPD	Other	Unallocated

Cost of sales	$(247)	$(11)	$(14)	$(6)	$278
Gross profit	247	11	14	6	(278)

Operating Expenses:
Sales and marketing	$(239)	$(11)	$(13)	$—	$263
General and administrative	13,004	501	625	1,363	(15,493)
Research and development	16,479	33	41	—	(16,553)
Total operating expenses	29,244	523	653	1,363	(31,783)
Income from operations	$(28,997)	$(512)	$(639)	$(1,357)	$31,505

    For the year ended December 31, 2018:

(in thousands)
	CAG	Water	LPD	Other	Unallocated

Cost of sales	$(1,540)	$(69)	$(87)	$(35)	$1,731
Gross profit	1,540	69	87	35	(1,731)

Operating Expenses:
Sales and marketing	$(574)	$(25)	$(32)	$—	$631
General and administrative	3,316	66	81	1,145	(4,608)
Research and development	15,658	(4)	(4)	—	(15,650)
Total operating expenses	18,400	37	45	1,145	(19,627)
Income from operations	$(16,860)	$32	$42	$(1,110)	$17,896

    The following tables reflect the impact to previously reported segment gross profit margin, operating income margin and operating expenses as a percentage of revenue, due to the allocation of these costs to our CAG, Water, LPD and Other segments:

    For the year ended December 31, 2019:

	CAG	Water	LPD	Other

Cost of sales	—%	—%	—%	—%
Gross profit	—%	—%	—%	—%

Operating Expenses:
Sales and marketing	—%	—%	—%	—%
General and administrative	0.6%	0.4%	0.5%	6.1%
Research and development	0.8%	—%	—%	—%
Total operating expenses	1.4%	0.4%	0.5%	6.1%
Income from operations	(1.4)%	(0.4)%	(0.5)%	(6.1)%

    For the year ended December 31, 2018:

	CAG	Water	LPD	Other

Cost of sales	(0.1)%	(0.1)%	(0.1)%	(0.2)%
Gross profit	0.1%	0.1%	0.1%	0.2%

Operating Expenses:
Sales and marketing	—%	—%	—%	—%
General and administrative	0.2%	0.1%	0.1%	5.2%
Research and development	0.8%	—%	—%	—%
Total operating expenses	1.0%	—%	—%	5.2%
Income from operations	(0.9)%	—%	—%	(5.0)%

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

    The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. See "Part II, Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies" to the consolidated financial statements included in this Annual Report on Form 10-K for a description of the significant accounting policies used in preparation of these consolidated financial statements.

    We believe the following critical accounting estimates and assumptions may have a material impact on reported financial condition and operating performance and involve significant levels of judgment to account for highly uncertain matters or are susceptible to significant change.

Revenue Recognition

    See "Part II, Item 8. Financial Statements and Supplementary Data, Note 3. Revenue Recognition" to the consolidated financial statements for the year ended December 31, 2020, included in this Annual Report on Form 10-K for additional information about our revenue recognition policy and criteria for recognizing revenue.

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

    Our up-front loyalty programs provide customers with incentives in the form of cash payments or IDEXX Points upon entering into multi-year agreements to purchase annual minimum amounts of future products or services. If a customer breaches its agreement, they are required to refund all or a portion of the up-front cash or IDEXX Points, or make other repayments, remedial actions, or both. Up-front incentives to customers in the form of cash or IDEXX Points are not made in exchange for distinct goods or services and are capitalized as customer acquisition costs within other current and long-term assets, which are subsequently recognized as a reduction to revenue over the term of the customer agreement. If these up-front incentives are subsequently utilized to purchase instruments, we allocate total consideration, including future committed purchases less up-front incentives and estimates of expected price adjustments, based on relative standalone selling prices to identified performance obligations and recognize instrument revenue and cost at the time of installation and customer acceptance. We estimate, based on historical experience, and apply judgment to predict the amounts of future customer purchases and expected price adjustments related to these multi-year agreements. Differences between estimated and actual customer purchases may impact the amount and timing of revenue recognition and a 10% change in these estimates would have increased or reduced other assets and cumulative revenue related to these programs by approximately $1.5 million at December 31, 2020.

    Our volume commitment programs, such as our IDEXX 360 program, provide customers with free or discounted instruments or systems upon entering into multi-year agreements to purchase annual minimum amounts of products and services. We allocate total consideration, including future committed purchases and expected price adjustments, based on relative standalone selling prices to identified performance obligations and recognize instrument revenue and cost at the time of installation and customer acceptance in advance of billing the customer, which is also when the customer obtains control of the instrument based on legal title transfer. Our right to future consideration related to instrument revenue is recorded as a contract asset within other current and long-term assets. The contract asset is transferred to accounts receivable when customers are billed for future products and services over the term of the contract. We estimate, based on historical experience, and apply judgment to predict the amounts of future customer purchases and expected price adjustments related to these multi-year agreements. Differences between estimated and actual customer purchases may impact the amount and timing of revenue recognition and a 10% change in these estimates would have increased or reduced contract assets and cumulative revenue related to these programs by approximately $3.1 million at December 31, 2020.

    Our instrument rebate programs require an instrument purchase and provide customers the opportunity to earn future rebates based on the volume of products and services they purchase over the term of the program. We account for the customer’s right to earn rebates on future purchases as a separate performance obligation and determine the standalone selling price based on an estimate of rebates the customer will earn over the term of the program. Total consideration allocated to identified performance obligations is limited to goods and services that the customer is presently obligated to purchase and does not include estimates of future purchases that are optional. We allocate total consideration to identified performance obligations, including a customer’s right to earn rebates on future purchases, which is deferred and recognized upon the purchase of future products and services, partly offsetting future rebates as they are earned. We estimate, based on historical experience, and apply judgment to predict the amounts of future customer rebates related to these multi-year agreements. Differences between estimated and actual customer rebates may impact the amount and timing of revenue recognition and a 10% change in these estimates would have increased or reduced deferred revenue and cumulative revenue related to these programs by approximately $1.8 million at December 31, 2020.

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

Valuation of Goodwill and Other Intangible Assets

    A significant portion of the purchase price for acquired businesses is generally assigned to intangible assets. Intangible assets other than goodwill are initially valued at fair value. If a quoted price in an active market for the identical asset is not readily available at the measurement date, the fair value of the intangible asset is estimated based on discounted cash flows using market participant assumptions, which are assumptions that are not specific to IDEXX. The selection of appropriate valuation methodologies and the estimation of discounted cash flows require significant assumptions about the timing and amounts of future cash flows, risks, appropriate discount rates, and the useful lives of intangible assets. When significant, we typically utilize independent valuation experts to advise and assist us in determining the fair values of the identified intangible assets acquired in connection with a business acquisition and in determining appropriate amortization methods and periods for those intangible assets. Goodwill is initially valued based on the excess of the purchase price of a business combination over the fair value of acquired net assets recognized and represents the future economic benefits arising from other assets acquired that could not be separately identified and recognized.

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

    As part of our goodwill testing process, we evaluate factors specific to a reporting unit as well as industry and macroeconomic factors that are reasonably likely to have a material impact on the fair value of a reporting unit. Examples of the factors considered in assessing the fair value of a reporting unit include: the results of the most recent impairment test, the competitive environment, the regulatory environment, the effects of the ongoing COVID-19 pandemic, anticipated changes in product or labor costs, revenue growth trends, the consistency of operating margins and cash flows and current and long-range financial forecasts. The long-range financial forecasts of the reporting units, which are based upon management’s long-term view of our markets, are used by senior management and the Board of Directors to evaluate operating performance.

    In the fourth quarters of 2020 and 2019, we elected to bypass the qualitative approach that allows the assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and instead proceeded directly to assessing the fair value of all of our reporting units and comparing the fair value of each reporting unit to the carrying value to determine if any impairment exists.

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

    The results of our most recent goodwill impairment test in the fourth quarter of 2020, indicated an excess of estimated fair value over the carrying amount for each of our reporting units with a minimum of approximately 100% and an weighted average of approximately 1,250% in total. The majority of our goodwill is related to our CAG Diagnostics reporting units with an weighted average of approximately 1,300% excess of estimated fair value over the carrying amount, including our Reference Laboratory Diagnostic and Consulting Services, Rapid Assay Products, and IDEXX VetLab Consumables, Instruments, Services and Accessories.

    We also maintain approximately $46 million of goodwill associated with our Veterinary Software and Services reporting unit, which is primarily comprised of recent acquisitions of early-stage software companies that expand our suite of technology applications for the veterinary profession, including SaaS-based practice management systems, applications that extend workflow capabilities, client marketing, wellness plan management and other connectivity and communication needs. These software applications continue to be in the earlier stages of commercial development, and therefore our Veterinary Software and Services reporting unit has a relatively lower excess of estimated fair value over the carrying amount, as indicated by the results of our most recent goodwill impairment test, which indicated approximately $325 million and 350% of the reporting unit’s carrying value. Realization of this goodwill is dependent on our successful commercialization of these early-stage software applications.

    Additionally, we maintain approximately $6.5 million of goodwill associated with our remaining pharmaceutical intellectual property, out-licensing arrangements, and certain retained drug delivery technologies (collectively “Pharmaceutical Activities”) that we seek to commercialize through arrangements with third parties. Currently, our primary support for the carrying value of this goodwill is royalty revenue associated with the commercialization of certain intellectual property. There is no guarantee that we will be able to maintain or increase revenues from our remaining Pharmaceutical Activities. The results of our goodwill impairment test for these Pharmaceutical Activities indicate an excess of estimated fair value over the carrying amount of this reporting unit by approximately $6.4 million and approximately 100% of the reporting unit’s carrying value.

    While we believe that the assumptions used to determine the estimated fair values of each of our reporting units are reasonable, a change in assumptions underlying these estimates could result in a material negative effect on the estimated fair value of the reporting units. Our fair value estimate assumes the achievement of future financial results contemplated in our forecasted cash flows, and there can be no assurance that we will realize that value. We use forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlooks for our reporting units. Actual results may differ from those assumed in our forecasts. The discount rate is based on a weighted average cost of capital derived from industry peers. Changes in market conditions, interest rates, growth rates, tax rates, costs, pricing, or the discount rate would affect the estimated fair values of our reporting units and could result in a goodwill impairment charge in a future period. No goodwill impairments were identified during the years ended December 31, 2020, 2019 and 2018.

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

    We assess the realizability of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets, other than goodwill, based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The asset group is the lowest level for which identifiable cash flows associated with the intangible asset are largely independent. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of the asset group exceeds the related estimated undiscounted future cash flows, an impairment to adjust the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset and applying a risk-adjusted discount rate. The amount of impairment for the year ended December 31, 2020 was immaterial. We had no impairments of our intangible assets during the years ended December 31, 2019 and 2018.

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

    For those jurisdictions where tax carryforwards are likely to expire unused or the projected operating results indicate that realization is not more likely than not, a valuation allowance is recorded to offset the deferred tax asset within that jurisdiction. In assessing the need for a valuation allowance, we consider future taxable income and ongoing prudent and feasible tax planning strategies. In the event that we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, a reduction to the deferred tax asset would be charged against income in the period such determination was made.

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

    We record a liability for uncertain tax positions that do not meet the more likely than not standard as prescribed by the authoritative guidance for income tax accounting. We record tax benefits for only those positions that we believe will more likely than not be sustained. For positions that we believe that it is more likely than not that we will prevail, we record a benefit considering the amounts and probabilities that could be realized upon ultimate settlement. If our judgment as to the likely resolution of the uncertainty changes, if the uncertainty is ultimately settled or if the statute of limitation related to the uncertainty expires, the effects of the change would be recognized in the period in which the change, resolution or expiration occurs. Our net liability for uncertain tax positions was $26.0 million as of December 31, 2020, and $29.7 million as of December 31, 2019, which includes estimated interest expense and penalties. See "Part II, Item 8. Financial Statements and Supplementary Data, Note 14. Income Taxes" in the accompanying Notes to consolidated financial statements for more information.

RECENT ACCOUNTING PRONOUNCEMENTS

    See "Part II, Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies (v) and (w)" to the consolidated financial statements for the year ended December 31, 2020, included in this Annual Report on Form 10-K for a complete discussion of recent accounting pronouncements adopted and not adopted.

RESULTS OF OPERATIONS AND TRENDS

    Effects of Certain Factors on Results of Operations

    Market Trends and COVID-19 Pandemic Impact. The primary impacts of the COVID-19 pandemic have been seen in our CAG business. While veterinary care is widely recognized as an “essential” service, stay-at-home policies deployed to combat the spread of COVID-19 constrained visits to veterinary practices significantly in late March 2020 through early April 2020, pressuring diagnostic testing volumes. Restrictions on sales professionals’ access to veterinary clinics also contributed to deferrals on new CAG instrument placements.

    As stay-at-home policies were relaxed, there was a sharp rebound in clinical visit activity which accelerated through the second quarter of 2020, and continued through the second half of 2020. Weekly U.S. companion animal practice data showed improvement in same-store clinical visits trends since mid-April 2020 and solid CAG market momentum has continued in early 2021.

    Companion animal market improvement trends globally have supported a strong recovery in demand for CAG diagnostic products and services. Global CAG Diagnostics recurring revenues declined approximately 16% in April 2020, followed by increases of approximately 8% in May 2020, 30% in June 2020, 24% in July 2020, and approximately 20% for the remainder of the third and fourth quarter of 2020.

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

    Human COVID-19 Testing. On May 7, 2020, we announced that OPTI Medical was granted by the United States Food and Drug Administration ("FDA") an Emergency Use Authorization ("EUA") for the OPTI SARS-CoV-2 RT-PCR laboratory test kit for the detection of SARS-CoV-2, the virus that causes COVID-19. On June 5, 2020 OPTI Medical announced that it has received the CE mark certification in the European Union for its OPTI SARS-CoV-2 RT-PCR laboratory test kit. Additionally, the FDA has granted EUA for the new OPTI DNA/RNA Magnetic Bead Kit for nucleic acid extraction from respiratory samples to be used with the OPTI SARS-CoV-2 RT-PCR test kit, which enables OPTI Medical Systems to provide laboratories with a complete OPTI Medical Systems-manufactured workflow solution for COVID-19 testing. We also provide human COVID-19 testing laboratories services to the Maine Center for Disease Control and Prevention in support of their COVID-19 testing program. These products and services are included within our OPTI Medical business in our Other segment and are the primary driver of growth in that segment.

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

    Currency Impact. For the year ended December 31, 2020, approximately 21% of our consolidated revenue was derived from products manufactured or sourced in U.S. dollars and sold internationally in local currencies, as compared to 22% for both years ended December 31, 2019 and 2018. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured or purchased in U.S. dollars and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. denominated revenues. See “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in this Annual Report on Form 10-K for additional information regarding currency impact. Our future income tax expense could also be affected by changes in the mix of earnings, including as a result of changes in the rate of exchange for the U.S. dollar relative to currencies in countries with differing statutory tax rates. See “Part I, Item 1A. Risk Factors” included in this Annual Report on Form 10-K for additional information regarding tax impacts.

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

    Effects of Patent Expiration. Although we have several patents and licenses of patents and technologies from third parties that expired during 2020, and several that are expected to expire in 2021 and beyond, the expiration of these patents or licenses, individually or in the aggregate, is not expected to have a material effect on our financial position or future operations due to a range of factors as described in "Part I, Item 1. Business, Patents and Licenses”.

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

    CEO Transition. In the fourth quarter of 2019, Jonathan (Jay) Mazelsky was appointed our President and Chief Executive Officer, while Jonathan W. Ayers, our former Chairman of the Board, President and Chief Executive Officer stepped down as Chairman of the Board, ceased to be an employee of the Company and transitioned to the role of external Senior Advisor to the Company and a director on our Board. In connection with the foregoing, Mr. Ayers and IDEXX entered into a mutual separation agreement that provided for severance payments in accordance with the terms of his pre-existing employment agreement and modified his outstanding stock options. As a result, we recognized a charge to operating income of approximately $13.4 million in the fourth quarter of 2019, representing the cost of the severance and an acceleration of the cost of the equity awards, which was partially offset by a reduction to our provision for income taxes of approximately $1.2 million, resulting in a total charge to net income of approximately $12.2 million, net of tax impacts.

    Comparisons to Prior Periods. Our fiscal years end on December 31. Unless otherwise stated, the analysis and discussion of our financial condition, results of operations and liquidity, including references to growth and organic growth and increases and decreases, are being compared to the equivalent prior year period.

Twelve Months Ended December 31, 2020, Compared to Twelve Months Ended December 31, 2019

    Total Company

    The following table presents revenue by operating segment by U.S. markets and non-U.S., or international markets:

	For the Years Ended December 31,
Net Revenue (dollars in thousands)	2020	2019	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$2,385,765	$2,119,183	$266,582	12.6%	0.2%	0.5%	11.9%
United States	1,593,855	1,410,278	183,577	13.0%	—	0.8%	12.2%
International	791,910	708,905	83,005	11.7%	0.5%	—	11.2%

Water	$128,625	$132,850	$(4,225)	(3.2%)	(1.6%)	—	(1.6%)
United States	62,083	62,673	(590)	(0.9%)	—	—	(0.9%)
International	66,542	70,177	(3,635)	(5.2%)	(3.0%)	—	(2.2%)

LPD	$145,845	$132,635	$13,210	10.0%	(1.1%)	—	11.0%
United States	14,533	14,230	303	2.1%	—	—	2.1%
International	131,312	118,405	12,907	10.9%	(1.2%)	—	12.1%

Other	$46,420	$22,240	$24,180	108.7%	—	—	108.7%

Total Company	$2,706,655	$2,406,908	$299,747	12.5%	—	0.5%	12.0%
United States	1,691,224	1,495,516	195,708	13.1%	—	0.8%	12.3%
International	1,015,431	911,392	104,039	11.4%	(0.1%)	—	11.5%
(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

    Total Company Revenue. In our CAG business, we experienced significant pressure on testing volumes in the first half of the year, specifically in late-March through mid-April related to COVID-19 social distancing procedures and guidelines. We then experienced a sharp recovery in market demand for companion animal diagnostics globally, including high levels of growth in testing volumes beginning in June 2020 through the fourth quarter, supported by pent-up demand for wellness and non-wellness testing as social distancing procedures and guidelines were eased during the third quarter, as well as higher clinical visits related to new patients. In our LPD business, the increased demand for swine testing in China was partially offset by lower herd health screening revenue. Lower revenues in our Water business are primarily the result of the COVID-19 pandemic, due to lower demand for non-compliance testing. The impact of currency movements on revenue was immaterial.

    The following table presents our total Company results of operations:

	For the Years Ended December 31,				Change
Total Company - Results of Operations (dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Amount	Percentage

Revenues	$2,706,655		$2,406,908		$299,747	12.5%
Cost of revenue	1,135,615		1,041,359		94,256	9.1%
Gross profit	1,571,040	58.0%	1,365,549	56.7%	205,491	15.0%

Operating Expenses:
Sales and marketing	434,435	16.1%	418,193	17.4%	16,242	3.9%
General and administrative	300,832	11.1%	261,317	10.9%	39,515	15.1%
Research and development	141,249	5.2%	133,193	5.5%	8,056	6.0%
Total operating expenses	876,516	32.4%	812,703	33.8%	63,813	7.9%
Income from operations	$694,524	25.7%	$552,846	23.0%	$141,678	25.6%

    Gross Profit. Gross profit increased due to higher sales volumes and a 130 basis point increase in the gross profit margin. The increase in the gross profit margin was driven by several factors, including the mix benefit from strong IDEXX VetLab consumable and lower CAG Diagnostics instrument revenue, productivity and volume leverage in our reference laboratories, the net benefit of price increases, as well as the benefit from OPTI COVID-19 PCR testing. Lower product costs from volume leverage in our LPD segment also contributed favorably to our gross profit margin. These favorable factors were offset by the incremental investments in reference laboratory capacity and systems, including acquisitions. The impact from foreign currency movements decreased the gross profit margin by approximately 40 basis points, including the impact of hedge gains in the current year, as compared to higher hedge gains in the prior year.

    Operating Expenses. The increase in sales and marketing expense was primarily due to increased personnel-related costs related to our expanded global commercial infrastructure, partially offset by cost containment efforts implemented in response to the COVID-19 pandemic, including travel restrictions and temporary compensation and benefit reductions. The increase in general and administrative expense was primarily due to an accrual related to an ongoing litigation matter and a charitable donation, as well as increases in bad debt reserves and higher facilities costs. These increases were partially offset by the absence of CEO separation costs incurred in the prior year, as well as temporary cost containment efforts and prudent expense management across our business segments. The increase in research and development expense was primarily due to higher personnel-related costs, as well as new product development costs, partially offset by temporary cost containment efforts. The overall change in currency exchange rates resulted in a decrease in operating expenses by less than 1%.

Companion Animal Group

    The following table presents revenue by product and service category for CAG:

	For the Years Ended December 31,
Net Revenue (dollars in thousands)	2020	2019	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$2,113,839	$1,828,329	$285,510	15.6%	0.1%	0.6%	14.8%
IDEXX VetLab consumables	824,376	693,360	131,016	18.9%	0.1%	—	18.8%
Rapid assay products	253,018	232,149	20,869	9.0%	(0.2%)	—	9.2%
Reference laboratory diagnostic and consulting services	946,268	822,497	123,771	15.0%	0.3%	1.4%	13.4%
CAG Diagnostics services and accessories	90,177	80,323	9,854	12.3%	—	—	12.3%
CAG Diagnostics capital - instruments	108,950	132,685	(23,735)	(17.9%)	0.4%	—	(18.2%)
Veterinary software, services and diagnostic imaging systems	162,976	158,169	4,807	3.0%	—	—	3.0%
Net CAG revenue	$2,385,765	$2,119,183	$266,582	12.6%	0.2%	0.5%	11.9%
(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

    CAG Diagnostics Recurring Revenue. During the first half of the year we experienced significant pressure on testing volumes, specifically in late-March through mid-April related to COVID-19 social distancing procedures and guidelines. We then experienced a sharp recovery in market demand for companion animal diagnostics globally, including high levels of growth in testing volumes beginning in June 2020 through the fourth quarter, supported by pent-up demand for wellness and non-wellness testing as social distancing procedures and guidelines were eased during the third quarter, as well as higher clinical visits related to new patients. The increase in CAG Diagnostics recurring revenue was primarily due to increased volumes in IDEXX VetLab consumables and reference laboratory diagnostic services, and to a lesser extent, higher realized prices.

    The increase in IDEXX VetLab consumables revenue was primarily due to higher sales volumes for our Catalyst consumables, and to a lesser extent, ProCyte Dx consumables. These increases were supported by an expansion of our instruments installed base, growth in testing by new and existing customers, our expanded menu of available tests, and to a lesser extent, benefits from higher average unit sales prices.

    The increase in rapid assay revenue resulted from higher SNAP 4Dx Plus and Feline Triple sales volumes, as well as higher realized prices. Rapid assay testing is relatively more dependent on wellness visits, which were impacted more severely by COVID-19 stay-at-home policies and procedures, specifically in the second quarter of 2020, however we saw a sharp rebound in rapid assay testing volumes in the third and fourth quarters of 2020, consistent with a broader U.S. market recovery for wellness and non-wellness testing.

    The increase in reference laboratory diagnostic and consulting services revenue was primarily due to the impact of higher testing volumes, most prominently in the U.S., as well as higher average unit sales prices. Sales growth internationally was driven by strong growth in Europe, Canada, Australia and Japan. Acquisitions increased revenue by 1.4%.

    CAG Diagnostic services and accessories revenue growth was primarily a result of the increase in our active installed base of instruments.

    CAG Diagnostics Capital – Instruments Revenue. The decrease in CAG Diagnostics capital instrument revenue was primarily due to the impacts of the COVID-19 pandemic, including restrictions on our sales professionals' access to clinics and certain customers deferring new purchase decisions.

    Veterinary Software, Services, and Diagnostic Imaging Systems Revenue. The increase in revenue was primarily due to increased veterinary software and diagnostic imaging subscription-based services due to the increases in our active installed base and to a lesser extent, higher realized prices on these service offerings. These factors were partially offset by impacts of the COVID-19 pandemic on new diagnostic imaging placements, including restrictions on our sales professionals’ access to clinics and certain customers deferring purchase decisions, which began to occur in mid-March of 2020.

    The following table presents the CAG segment results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Amount	Percentage

Revenues	$2,385,765		$2,119,183		$266,582	12.6%
Cost of revenue	1,022,579		938,176		84,403	9.0%
Gross profit	1,363,186	57.1%	1,181,007	55.7%	182,179	15.4%

Operating Expenses:
Sales and marketing	396,792	16.6%	378,063	17.8%	18,729	5.0%
General and administrative	269,464	11.3%	225,798	10.7%	43,666	19.3%
Research and development	122,043	5.1%	114,541	5.4%	7,502	6.5%
Total operating expenses	788,299	33.0%	718,402	33.9%	69,897	9.7%
Income from operations	$574,887	24.1%	$462,605	21.8%	$112,282	24.3%

    Gross Profit. Gross profit increased primarily due to higher sales volumes, as well as a 140 basis point increase in the gross profit margin. The increase in gross profit margin was primarily due to productivity and volume leverage gains in our reference laboratories and the mix benefits from higher growth in IDEXX VetLab consumable revenue and lower CAG Diagnostics instrument revenue, as well as the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio. These favorable factors were partially offset by incremental investments in reference laboratory capacity and systems, including acquisitions. The impact from foreign currency movements decreased the gross profit margin by approximately 25 basis points, including the impact of lower hedge gains in the current year, compared to higher hedge gains in the prior year.

    Operating Expenses. The increase in sales and marketing expense was primarily due to increased personnel-related costs related to our global commercial infrastructure, partially offset by our cost containment efforts implemented in response to the COVID-19 pandemic, including travel restrictions and temporary compensation and benefit reductions. The increased in general and administrative was primarily due to an accrual related to an ongoing litigation matter and a charitable donation, as well as bad debt and higher facilities costs, partially offset by the absence of CEO separation costs incurred in the prior year, as well as temporary cost containment efforts and prudent expense management across our business segments. The increase in research and development expense was primarily due to increased personnel-related costs, partially offset by temporary cost containment initiatives. The impact of currency movements on expenses were immaterial.

Water

    The following table presents the Water segment results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Amount	Percentage

Revenues	$128,625		$132,850		$(4,225)	(3.2)%
Cost of revenue	38,245		36,904		1,341	3.6%
Gross profit	90,380	70.3%	95,946	72.2%	(5,566)	(5.8)%

Operating Expenses:
Sales and marketing	15,046	11.7%	15,969	12.0%	(923)	(5.8)%
General and administrative	12,595	9.8%	13,889	10.5%	(1,294)	(9.3)%
Research and development	3,872	3.0%	4,165	3.1%	(293)	(7.0)%
Total operating expenses	31,513	24.5%	34,023	25.6%	(2,510)	(7.4)%
Income from operations	$58,867	45.8%	$61,923	46.6%	$(3,056)	(4.9)%

    Revenue. The decrease in revenue was primarily due to the impact of the COVID-19 pandemic, primarily from reductions in non-compliance testing in the last three quarters of 2020, partially offset by higher sales volumes of our Colilert test products and related accessories used in coliform and E. coli testing during the first quarter of 2020, as well as the benefit of price increases. The impact of currency movements decreased revenue by approximately 1.6%.

    Gross Profit. Gross profit for Water decreased due to lower sales volumes as well as a 190 basis point decrease in the gross profit margin, primarily due to a 140 basis point reduction from foreign currency movements, including the impact of lower hedge gains in the current year compared the higher gains in the prior year, as well as higher distribution and freight costs and higher product costs. These reductions in the gross profit margin were partially offset by the net benefits of price increases.

    Operating Expenses. Overall operating expenses were lower primarily as a result of cost containment efforts implemented in response to the COVID-19 pandemic, including temporary compensation and benefit reductions and travel restrictions. The overall change in currency exchange rates resulted in a decrease in operating expenses of approximately 1.5%.

Livestock, Poultry and Dairy

    The following table presents the LPD segment results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Amount	Percentage

Revenues	$145,845		$132,635		$13,210	10.0%
Cost of revenue	56,643		54,131		2,512	4.6%
Gross profit	89,202	61.2%	78,504	59.2%	10,698	13.6%

Operating Expenses:
Sales and marketing	20,655	14.2%	22,795	17.2%	(2,140)	(9.4%)
General and administrative	17,061	11.7%	18,276	13.8%	(1,215)	(6.6%)
Research and development	11,478	7.9%	12,698	9.6%	(1,220)	(9.6%)
Total operating expenses	49,194	33.7%	53,769	40.5%	(4,575)	(8.5%)
Income from operations	$40,008	27.4%	$24,735	18.6%	$15,273	61.7%

    Revenue. The increase in LPD revenue was primarily due to the continued demand for swine testing in China to support the rebuilding of swine herds following the African Swine Fever outbreak. These increases were offset by decreased herd health screening, which reflects comparisons to a strong prior year and lower imports into China. The unfavorable impact of foreign currency movements decreased revenue 1.1%.

    Gross Profit. The increase in LPD gross profit was primarily due to higher sales volume and a 200 basis point increase in the gross profit margin. The increase in the gross profit margin is primarily due to favorable product costs from volume leverage, offset by the impact from foreign currency movements which decreased gross profit margin by approximately 180 basis points, including the impact of lower hedge gains in the current year compared to higher gains in the prior year.

    Operating Expenses. Overall operating expenses were lower primarily as a result of cost containment efforts implemented in response to the COVID-19 pandemic, including temporary compensation and benefit reductions and travel restrictions. Sales and marketing and general and administrative expenses decreased primarily from reduced travel and personnel-related costs, partially offset by higher bad debt reserves and an impairment of an intangible asset associated with our food safety and dairy business. The decrease in research and development expense was primarily due to leveraging LPD personnel to support our human COVID-19 testing initiative and lower project costs, partially offset by increased third-party development costs. The overall change in currency exchange rates resulted in a decrease in operating expenses of approximately 1.5%.

Other

    The following table presents the Other results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Amount	Percentage

Revenues	$46,420		$22,240		$24,180	108.7%
Cost of revenue	18,148		12,148		6,000	49.4%
Gross profit	28,272	60.9%	10,092	45.4%	18,180	180.1%

Operating Expenses:
Sales and marketing	1,942	4.2%	1,366	6.1%	576	42.2%
General and administrative	1,712	3.7%	3,354	15.1%	(1,642)	(49.0%)
Research and development	3,856	8.3%	1,789	8.0%	2,067	115.5%
Total operating expenses	7,510	16.2%	6,509	29.3%	1,001	15.4%
Income from operations	$20,762	44.7%	$3,583	16.1%	$17,179	479.5%

    Revenue. The increase in Other revenue was primarily due to our new OPTI COVID-19 PCR testing products and services, which were introduced in the second quarter of 2020. The future demand for this product is difficult to project given the uncertain nature of the COVID-19 pandemic, including short-term project commitments, available PCR testing capacity, alternative suppliers, and the potential impact of vaccinations and other treatments. The impact of currency movements on revenue was immaterial.

    Gross Profit. The increase in gross profit was primarily due to sales volumes of our new OPTI COVID-19 PCR testing products and laboratory services. The gross profit margin increased 1,550 basis points primarily due to favorable product mix from OPTI COVID-19 PCR testing and, to a lesser extent the net benefit of price increases in our core OPTI products, partially offset by higher product costs in our other OPTI products. The overall change in currency exchange rates had an immaterial impact on gross profit.

    Operating Expenses. The increase in sales and marketing expense was primarily due to higher personnel-related costs associated with our new OPTI COVID-19 PCR testing initiative. The decrease in general and administrative expense was primarily due to lower foreign exchange losses on settlements of foreign currency denominated transactions, as compared to the prior year, for all operating segments, which are reported within our Other segment, partially offset by an increase in costs associated with our COVID-19 PCR testing. The increase in research and development cost was primarily due to higher personnel-related and project costs associated with the development of the OPTI COVID-19 PCR test.

Non-Operating Items

    Interest Expense. Interest expense was $33.1 million for the year ended December 31, 2020, as compared to $31.1 million for the prior year. The increase in interest expense was primarily due to lower capitalized interest related compared to prior year, as the expansion of our Westbrook, Maine headquarters and relocation of our core reference laboratory in Germany, was completed in 2020.

    Provisions for Income Taxes. Our effective income tax rate was 12.1% for the year ended December 31, 2020, and 18.1% for the year ended December 31, 2019. Our effective income tax rate for the year ended December 31, 2020, was lower primarily due to the one-time positive impact related to the enactment of tax reform in Switzerland due to recording a deferred tax asset related to the transitional benefits, as well as higher tax benefits related to share-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

    We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. We generate cash primarily through the payments made by customers for our diagnostic products and services, consulting services, and other various systems and services provided to the animal veterinary, livestock, poultry, dairy, and water testing markets. Our cash disbursements are primarily related to compensation and benefits for our employees, inventory and supplies, taxes, research and development, capital expenditures, rents, occupancy-related charges, interest expense, and acquisitions. At December 31, 2020, we had $383.9 million of cash and cash equivalents, as compared to $90.3 million on December 31, 2019. Working capital, including our Credit Facility, totaled $480.0 million at December 31, 2020, as compared to negative $45.7 million at December 31, 2019. Additionally, at December 31, 2020, we had remaining borrowing availability of $998.6 million under our $1 billion Credit Facility, which was expanded in April 2020, from $850 million, and extended through April 2023. Also in April 2020, we further enhanced our liquidity and financial flexibility by issuing $200 million in 10-year, 2.50% fixed-rate senior notes. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example to fund significant discretionary activities, we could elect to raise capital in the U.S. through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

    We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and cash equivalents are generally available without restrictions to fund ordinary business operations outside the U.S.

    The following table presents cash, cash equivalents and marketable securities held domestically, and by our foreign subsidiaries:

	For the Years Ended December 31,
Cash and cash equivalents (dollars in millions)	2020	2019

U.S.	$248.4	$1.1
Foreign	135.5	89.2
Total	$383.9	$90.3

Total cash, cash equivalents and marketable securities held in U.S. dollars by our foreign subsidiaries	$18.0	$6.5

    Of the $383.9 million of cash and cash equivalents held as of December 31, 2020, greater than 99% was held as bank deposits. Of the $90.3 million of cash and cash equivalents held as of December 31, 2019, greater than 99% was held as bank deposits.

    The following table presents additional key information concerning working capital:

	For the Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019

Days sales outstanding (1)	42.2	41.5	44.4	41.5	40.5
Inventory turns (2)	2.1	1.9	1.6	1.9	2.2
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

Sources and Uses of Cash

    The following table presents cash provided (used):

	For the Years Ended December 31,
(in thousands)	2020	2019	Dollar Change

Net cash provided by operating activities	$648,063	$459,158	$188,905
Net cash used by investing activities	(109,376)	(205,528)	96,152
Net cash used by financing activities	(248,416)	(286,409)	37,993
Net effect of changes in exchange rates on cash	3,331	(689)	4,020
Net change in cash and cash equivalents	$293,602	$(33,468)	$327,070

    Operating Activities. The increase in cash provided by operating activities of $188.9 million during 2020 as compared to 2019, was primarily due to the increase in net income and changes in operating assets and liabilities, offset by a decrease in adjustments to reconcile net income to net cash provided by operating activities. The decrease in adjustments to reconcile net income to net cash provided by operating activities was primarily due to higher deferred tax benefits related to the enactment of tax reform in Switzerland in the current year and a decrease in share-based compensation expense related to CEO transition costs in the prior year, offset by increased depreciation and amortization expenses, primarily related to the completion of our major facilities projects early in 2020.

    The following table presents cash flows from changes in operating assets and liabilities:

	For the Years Ended December 31,
(in thousands)	2020	2019	Dollar Change

Accounts receivable	$(60,722)	$(22,472)	$(38,250)
Inventories	(18,885)	(37,306)	18,421
Accounts payable	981	1,957	(976)
Deferred revenue	(13,373)	(12,360)	(1,013)
Other assets and liabilities	60,238	(34,788)	95,026
Total change in cash due to changes in operating assets and liabilities	$(31,761)	$(104,969)	$73,208

    Cash used due to changes in operating assets and liabilities during the year ended December 31, 2020, as compared to the same period in the prior year, decreased approximately $73.2 million. The change in other assets and liabilities was due to higher accrued liabilities, including an accrued charge related to an ongoing litigation matter, higher accrued personnel-related costs related to higher incentives and delayed employer payroll taxes under the COVID-19 stimulus guidance, as well as lower investments in customer volume commitment programs to support instrument placements. Additionally, lower increases in inventory, as compared to the prior year, due to demand levels, contributed to lower cash used compared to the same period in the prior year. These factors were partially offset by increases in accounts receivable related to high levels of revenue growth.

    We have historically experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year and for the annual period driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

    Investing Activities. Cash used by investing activities was $109.4 million during 2020 as compared to $205.5 million used during 2019. The decrease in cash used by investing activities during 2020 as compared to 2019 was primarily due to the completion of our long-term major facilities projects during 2020 and less cash used for acquisition compared to the prior year. These decreases in cash used were partially offset by the purchase of one of our reference laboratory facilities that was previously leased.

    Our total capital expenditure plan for 2021 is estimated to be approximately $120 million to $140 million, which includes capital investments in manufacturing and reference laboratory buildings and equipment, investments in internal use software and information technology infrastructure.

    Financing Activities. Cash used by financing activities was $248.4 million during 2020 as compared to $286.4 million used during 2019. The decrease in cash used by financing activities during 2020 as compared to 2019 was due the decrease in repurchases of our common stock and the issuance of senior notes, partially offset by the increase in repayments on our Credit Facility.

    Cash used to repurchase shares of our common stock decreased by $118.8 million during 2020, as compared to 2019. From the inception of our share repurchase program in August 1999 to December 31, 2020, we have repurchased 66.7 million shares for $4.3 billion. During 2020, we purchased 0.7 million shares for an aggregate cost of $179.6 million, as compared to purchases of 1.22 million shares for an aggregate cost of $303.8 million during 2019. Due to the uncertainty of the duration and magnitude of the COVID-19 pandemic and its impacts during 2020, we suspended our open market share repurchase activity beginning in the first quarter of 2020. The existing share repurchase program continues to be authorized by our Board of Directors and we have resumed share repurchases during the first quarter of 2021. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See "Part II, Item 8. Financial Statements and Supplementary Data, Note 20. Repurchases of Common Stock" to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about our share repurchases.

    The $1.0 billion unsecured revolving Credit Facility matures on April 14, 2023 and requires no scheduled prepayments before that date. Amounts borrowed under the terms of the Credit Facility are reflected in the current liabilities section in the accompanying consolidated balance sheets. Applicable interest rates on borrowings under the Credit Facility are based on the prevailing LIBOR, Canadian Dollar Rate, or EURIBOR, but not less than 1.0%, plus a credit spread ranging from 1.375% to 2.00%, based on our gross leverage ratio. The Credit Facility also allows for borrowings based on the prevailing Prime rate, but not less than 2.00%, plus a credit spread from 0.375% to 1.00%. Under the Credit Facility, we also pay quarterly commitment fees ranging from 0.2% to 0.375%, based on our leverage ratio, on any unused commitment.

    Under the Credit Facility, the net repayment and borrowing activity resulted in increased cash used of $179.4 million during 2020, as compared to 2019. At December 31, 2020, we had no borrowings outstanding under the Credit Facility. At December 31, 2019, we had $288.8 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.4 million for letters of credit that were issued in connection with claims under our workers' compensation policy at December 31, 2020 and 2019, respectively. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements and violations of laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation not to exceed 3.5-to-1. At December 31, 2020, we were in compliance with the covenants of the Credit Facility. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, ("ERISA"), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default.

    See "Part II, Item 8. Financial Statements and Supplementary Data, Note 13 Debt" for additional information about our Credit Facility, Senior Notes, and Senior Note Agreements.

    Effect of currency translation on cash. The net effect of changes in foreign currency exchange rates are related to changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries. These changes will fluctuate each year as the value of the U.S. dollar relative to the value of the foreign currencies change. A currency’s value depends on many factors, including interest rates, and the country’s debt levels and strength of economy.

    Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements or variable interest entities except for letters of credit and third-party guarantees, as reflected in "Part II, Item 8. Financial Statements and Supplementary Data, Note 13 Debt" and "Part II, Item 8. Financial Statements and Supplementary Data. Note 16. Commitments, Contingencies and Guarantees" to the consolidated financial statements for the year ended December 31, 2020, included in this Annual Report on Form 10-K, respectively.

    Financial Covenant. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements and Credit Facility, not to exceed 3.5-to-1. At December 31, 2020, we were in compliance with the covenants of the Senior Note Agreements. The following details our consolidated leverage ratio calculation:

(in thousands)	Twelve months ended
Trailing 12 Months Adjusted EBITDA:	December 31, 2020

Net income attributable to stockholders	$581,776
Interest expense	33,125
Provision for income taxes	79,854
Depreciation and amortization	95,998
Acquisition-related expense	1,281
Share-based compensation expense	30,951
Extraordinary and other non-recurring non-cash charges	2,501
Adjusted EBITDA	$825,486

(in thousands)	Twelve months ended
Debt to Adjusted EBITDA Ratio:	December 31, 2020

Line of credit	$—
Current and long-term portion of long-term debt	908,480
Total debt	908,480
Acquisition-related consideration payable	1,500
Financing leases	26
Deferred financing costs	645
Gross debt	$910,651
Gross debt to Adjusted EBITDA ratio	1.10

Cash and cash equivalents	$(383,928)
Net debt	$526,723
Net debt to Adjusted EBITDA ratio	0.64

Commitments, Contingencies and Guarantees

    For more information regarding our commitments, contingencies and guarantees, see "Part II, Item 8. Financial Statements and Supplementary Data, Note 16. Commitments, Contingencies and Guarantees".

    For more information on our future lease payments, see "Part II, Item 8. Financial Statements and Supplementary Data, Note 8. Leases" for our minimum lease payment schedule. The expected timing of payments of our leases may be different in future years, depending on decisions to extend lease terms and/or enter into additional leases in the preceding years.

    For more information on our repayment of our Senior Notes, see "Part II, Item 8. Financial Statements and Supplementary Data, Note 13. Debt".

    We also have purchase obligations that including agreements and purchase orders to purchase goods or services that are contractually enforceable and that specify all significant terms, including fixed or minimum quantities, pricing and approximate timing of purchases. As of December 31, 2020, we have $235.6 million in purchase obligations due in 2021. Our purchase obligations beyond 2021 are approximately $85.9 million. Expected timing of payments of our purchase obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

    Additionally, we have agreements with third parties that we have entered into in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of these agreements is minimal. Accordingly, we did not record any liabilities for these obligations at December 31, 2020 and 2019, and do not anticipate any future payments for these guarantees.

    As of December 31, 2020, our remaining obligation associated with the deemed repatriation tax resulting from the Tax Cut and Jobs Act of 2017 is $23.2 million, which is expected to be paid in installments through 2025. For information on our unrecognized tax benefits, see "Part II, Item 8. Financial Statements and Supplementary Data, Note 14. Income Taxes".

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market risk consists primarily of foreign currency exchange risk and interest rate risk. Our functional currency is the U.S. dollar and our primary manufacturing operations and inventory supply contracts are in the U.S. or in U.S. dollars, but we distribute our products worldwide both through direct export and through our foreign subsidiaries. Our primary foreign currency transaction risk consists of intercompany purchases and sales of products and we attempt to mitigate this risk through our hedging program described below. For the year ended December 31, 2020, approximately 21% of our consolidated revenue was derived from products manufactured or sourced in U.S. dollars and sold internationally in local currencies, as compared to 22% for the years ended December 31, 2019, and 2018, respectively. The functional currency of most of our subsidiaries is their local currency, except four of our foreign subsidiaries where the functional currency is the U.S. dollar.

    Our foreign currency exchange impacts are comprised of three components: 1) local currency revenues and expenses; 2) the impact of hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. Based on projected revenues and expenses for 2021, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, a 1% strengthening of the U.S. dollar would reduce revenue by approximately $11 million and operating income by approximately $5.5 million. Additionally, we project our foreign currency hedge contracts in place as of December 31, 2020, would provide incremental offsetting gains of approximately $2 million. The impact of the intercompany and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have.

    At our current foreign exchange rate assumptions, we anticipate the effect of a weaker U.S. dollar will have a favorable effect on our operating results by increasing our revenues by 1.5% to 2.0% and increasing our diluted earnings per share by approximately $0.14 for the year ending December 31, 2021. This favorable impact includes foreign currency hedging activity, which is expected to decrease total company operating profit by approximately $8 million and diluted earnings per share by $0.07 during the year ending December 31, 2021. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimate assumes that the value of the U.S. dollar relative to other currencies will reflect the euro at $1.19, the British pound at $1.34, the Canadian dollar at $0.77, and the Australian dollar at $0.76; and the Japanese yen at ¥105, the Chinese renminbi at RMB 6.57, and the Brazilian real at R$5.36 to the U.S. dollar for the full year of 2021.

    The following table presents the estimated foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share for the current period and as compared to the respective prior-year period:

	For the Year Ended
(in thousands, except per share amounts)	2020	2019	2018

Revenue impact	$1,301	$(38,624)	$13,623

Operating profit impact, excluding hedge activity and exchange impacts on settlement of foreign currency denominated transactions	$887	$(18,989)	$6,311
Hedge gains (losses) - current period	829	10,628	(976)
Exchange gains (losses) on settlements of foreign currency denominated transactions - current period	699	(1,116)	(3,158)
Operating profit impact - current period	$2,415	$(9,477)	$2,177

Hedge (gains) losses - prior period	(10,628)	976	(27)
Exchange losses on settlement of foreign currency denominated transactions - prior period	1,116	3,158	(893)
Operating profit impact - as compared to prior period	$(7,097)	$(5,343)	$1,257

Diluted earnings per share impact - as compared to prior period	$(0.06)	$(0.05)	$0.01

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

    Our subsidiaries enter into foreign currency exchange contracts to manage the exchange risk associated with their forecasted intercompany inventory purchases and sales for the next year. From time to time, we may also enter into other foreign currency exchange contracts or foreign-denominated debt issuances to minimize the impact of foreign currency fluctuations associated with specific balance sheet exposures, including net investments in certain foreign subsidiaries. See "Part II, Item 8. Financial Statements and Supplementary Data, Note 19. Hedging Instruments" to the consolidated financial statements of this Annual Report on Form 10-K for details regarding euro-denominated notes that we designated as a hedge of our euro net investment in certain foreign subsidiaries.

    Our foreign currency hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the year ended December 31, 2020. We enter into foreign currency exchange contracts designated as cash flow hedges for amounts that are less than the full value of forecasted intercompany purchases and sales and for amounts that are equivalent to, or less than, other significant transactions. As a result, no significant ineffectiveness has resulted or been recorded through the statements of income for the years ended December 31, 2020, 2019 and 2018. Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.

    We enter into hedge agreements where we believe we have meaningful exposure to foreign currency exchange risk, with the exception of certain emerging markets where it is not practical to hedge our exposure. We target to hedge approximately 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We will continue to assess the reasonableness of increasing our hedge exposure to our long-term level during 2021. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany purchases and sales totaled $202.7 million at December 31, 2020, and $210.9 million at December 31, 2019. At December 31, 2020, we had $12.1 million of net unrealized losses on foreign currency exchange contracts recorded in accumulated other comprehensive loss, net of related tax. For more information on our hedge agreements see "Part II, Item 8. Financial Statements and Supplementary Data, Note 19. Hedging Instruments."

    We have a Credit Facility with a syndicate of multinational banks, which matures on April 14, 2023, and requires no scheduled prepayments before that date. Although the Credit Facility does not mature until April 14, 2023, all individual borrowings under the terms of the Credit Facility have a stated term between 30 and 180 days. At December 31, 2020, we had no borrowings outstanding under the Credit Facility. As of December 31, 2020, based on our gross leverage ratio, our borrowing costs under the Credit Facility would have been approximately 2.5%.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at December 31, 2020, our chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control Over Financial Reporting

    We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies and procedures may deteriorate.

    We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that, at December 31, 2020, our internal control over financial reporting was effective.

    The effectiveness of the Company's internal control over financial reporting at December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item with respect to Directors, executive officers, compliance with Section 16(a) of the Exchange Act, our code of ethics and corporate governance is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance - Proposal One - Election of Directors,” “Executive Officers,” “Stock Ownership Information - Delinquent Section 16(a) Reports,” “Corporate Governance – Corporate Governance Guidelines and Code of Ethics” and “Corporate Governance –Board Committees” in the Company’s definitive Proxy Statement with respect to its 2021 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

    The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Executive Compensation – Compensation Discussion and Analysis,” “Executive Compensation – Executive Compensation Tables,” “Executive Compensation – Potential Payments Upon Termination or Change-in-Control,” “Corporate Governance –Board Committees – Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company’s definitive Proxy Statement with respect to its 2021 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this Item with respect to Item 201(d) of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement with respect to its 2021 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information required by this Item with respect to Item 403 of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Stock Ownership Information” in the Company’s definitive Proxy Statement with respect to its 2021 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance – Related Person Transactions” and “Corporate Governance – Director Independence” in the Company’s definitive Proxy Statement with respect to its 2021 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Audit Committee Matters - Independent Auditors’ Fees” in the Company’s definitive Proxy Statement with respect to its 2021 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

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
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of IDEXX Laboratories, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IDEXX Laboratories, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition Relating to Customer Commitment Programs

As described in Note 3 to the consolidated financial statements, the Company recognized revenue associated with instruments totaling $109.0 million for the year ended December 31, 2020, the majority of which were sales under customer commitment programs. The Company enters into contracts with multiple performance obligations where customers purchase a combination of the Company’s products and services. The Company offers customer incentives through its various customer commitment programs. These customer commitment programs provide customers with a free or discounted instrument or system, upon entering into multi-year agreements to purchase annual minimum amounts of future products or services. Management determines the transaction price for a contract based on the total consideration expected to be received in exchange for the transferred goods or services. To the extent the transaction price includes variable consideration, such as volume rebates or expected price adjustments, management applies judgment in estimating variable consideration based on the Company’s historical and projected experience with similar customer contracts. Management monitors customer purchases over the term of the agreement and reviews estimates of variable consideration.

The principal considerations for our determination that performing procedures over revenue recognition relating to the customer commitment program is a critical audit matter are the significant judgment by management in estimating the amount of variable consideration included in the transaction price, which in turn led to significant auditor judgment, subjectivity, effort and complexity in assessing audit evidence in performing procedures to evaluate the amount of variable consideration included in the transaction price and significant assumptions related to forecasted product purchases.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process and customer commitment programs, including controls over the estimation of the amount of variable consideration included in the transaction price. These procedures also included, among others, (i) examining contracts on a test basis, (ii) testing management’s process for estimating the amount of variable consideration included in the transaction price, (iii) testing the completeness and accuracy of historical sales data and (iv) evaluating the significant assumptions used by management related to the forecasted purchase of products. Evaluating management’s assumptions related to forecasted product purchases involved evaluating whether the assumptions used by management were reasonable by comparing the forecasted product purchases to historical sales data.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 12, 2021

We have served as the Company’s auditor since 2002.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2020	December 31, 2019

ASSETS
Current Assets:
Cash and cash equivalents	$383,928	$90,326
Accounts receivable, net of reserves of $6,784 in 2020 and $3,581 in 2019	331,429	269,312
Inventories	209,873	195,019
Other current assets	137,508	124,982
Total current assets	1,062,738	679,639
Long-Term Assets:
Property and equipment, net	555,167	533,845
Operating lease right-of-use assets	91,171	80,607
Goodwill	243,347	239,724
Intangible assets, net	52,543	58,468
Other long-term assets	289,595	240,192
Total long-term assets	1,231,823	1,152,836
TOTAL ASSETS	$2,294,561	$1,832,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$74,558	$72,172
Accrued liabilities	415,648	322,938
Line of credit	—	288,765
Current portion of long-term debt	49,988	—
Current portion of deferred revenue	42,567	41,462
Total current liabilities	582,761	725,337
Long-Term Liabilities:
Deferred income tax liabilities	11,707	33,024
Long-term debt, net of current portion	858,492	698,910
Long-term deferred revenue, net of current portion	46,163	48,743
Long-term operating lease liabilities	77,039	67,472
Other long-term liabilities	85,604	81,164
Total long-term liabilities	1,079,005	929,313
Total liabilities	1,661,766	1,654,650

Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 106,457 shares in 2020 and 105,711 shares in 2019; Outstanding: 85,449 shares in 2020 and 85,471 shares in 2019	10,646	10,571
Additional paid-in capital	1,294,849	1,213,517
Deferred stock units: Outstanding: 87 units in 2020 and 143 units in 2019	4,503	4,462
Retained earnings	2,175,595	1,595,648
Accumulated other comprehensive loss	(53,615)	(46,182)
Treasury stock, at cost: 21,008 shares in 2020 and 20,240 shares in 2019	(2,799,890)	(2,600,543)
Total IDEXX Laboratories, Inc. stockholders’ equity	632,088	177,473
Noncontrolling interest	707	352
Total stockholders’ equity	632,795	177,825
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,294,561	$1,832,475

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2020	2019	2018

Revenue:
Product revenue	$1,586,809	$1,423,144	$1,322,683
Service revenue	1,119,846	983,764	890,559
Total revenue	2,706,655	2,406,908	2,213,242
Cost of Revenue:
Cost of product revenue	557,795	506,202	494,889
Cost of service revenue	577,820	535,157	476,811
Total cost of revenue	1,135,615	1,041,359	971,700
Gross profit	1,571,040	1,365,549	1,241,542
Expenses:
Sales and marketing	434,435	418,193	387,406
General and administrative	300,832	261,317	244,938
Research and development	141,249	133,193	117,863
Income from operations	694,524	552,846	491,335
Interest expense	(33,125)	(31,055)	(34,744)
Interest income	586	427	1,151
Income before provision for income taxes	661,985	522,218	457,742
Provision for income taxes	79,854	94,426	80,695
Net income	582,131	427,792	377,047
Less: Net income attributable to noncontrolling interest	355	72	16
Net income attributable to IDEXX Laboratories, Inc. stockholders	$581,776	$427,720	$377,031

Earnings per Share:
Basic	$6.82	$4.97	$4.34
Diluted	$6.71	$4.89	$4.26
Weighted Average Shares Outstanding:
Basic	85,342	86,115	86,864
Diluted	86,722	87,542	88,470

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2020	2019	2018

Net income	$582,131	$427,792	$377,047
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	15,151	(1,590)	(21,911)
Unrealized gain (loss) on Euro-denominated notes, net of tax expense (benefit) of $(2,325) in 2020, $564 in 2019 and $1,148 in 2018	(7,378)	1,790	3,917
Unrealized gain (loss) on investments, net of tax expense (benefit) of $(120) in 2020, $84 in 2019 and $(40) in 2018	(382)	267	(135)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on foreign currency exchange contracts, net of tax expense (benefit) of $(2,013) in 2020, $362 in 2019 and $2,529 in 2018	(8,527)	1,196	10,659
Unrealized gain (loss) on cross currency swaps, net of tax expense of $(1,774) in 2020, $664 in 2019 and $323 in 2018	(5,626)	2,107	1,360
Less: reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $(158) in 2020, $(2,467) in 2019 and $187 in 2018	(671)	(8,161)	789
Unrealized (loss) gain on derivative instruments	(14,824)	(4,858)	12,808
Other comprehensive loss, net of tax	(7,433)	(4,391)	(5,321)
Comprehensive income	574,698	423,401	371,726
Less: comprehensive income attributable to noncontrolling interest	355	72	16
Comprehensive income attributable to IDEXX Laboratories, Inc.	$574,343	$423,329	$371,710

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except per share amounts)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
Balance December 31, 2017	104,275	$10,428	$1,073,931	$5,988	$803,545	$(36,470)	$(1,911,528)	$264	$(53,842)
Cumulative effect of accounting changes from adoption of ASU 2014-09 and ASU 2016-06	—	—	—	—	(12,648)	—	—	—	(12,648)
Net income	—	—	—	—	377,031	—	—	16	377,047
Other comprehensive loss, net	—	—	—	—	—	(5,321)	—	—	(5,321)
Repurchases of common stock, net	—	—	—	—	—	—	(377,371)	—	(377,371)
Common stock issued under stock plans,net	812	81	39,756	(2,092)	—	—	—	—	37,745
Deferred stock units activity	—	—	(385)	385	—	—	—	—	—
Share-based compensation cost	—	—	24,914	243	—	—	—	—	25,157
Balance December 31, 2018	105,087	$10,509	$1,138,216	$4,524	$1,167,928	$(41,791)	$(2,288,899)	$280	$(9,233)
Net income	—	—	—	—	427,720	—	—	72	427,792
Other comprehensive loss, net	—	—	—	—	—	(4,391)	—	—	(4,391)
Repurchases of common stock, net	—	—	—	—	—	—	(311,644)	—	(311,644)
Common stock issued under stock plans, net	624	62	36,551	(590)	—	—	—	—	36,023
Deferred stock units activity	—	—	(324)	324	—	—	—	—	—
Share-based compensation cost	—	—	39,074	204	—	—	—	—	39,278
Balance December 31, 2019	105,711	$10,571	$1,213,517	$4,462	$1,595,648	$(46,182)	$(2,600,543)	$352	$177,825
Cumulative effect of accounting changes (Note 2)	—	—	—	—	(1,829)	—	—	—	(1,829)
Net income	—	—	—	—	581,776	—	—	355	582,131
Other comprehensive loss, net	—	—	—	—	—	(7,433)	—	—	(7,433)
Repurchases of common stock, net	—	—	—	—	—	—	(199,347)	—	(199,347)
Common stock issued under stock plans, net	746	75	51,368	(946)	—	—	—	—	50,497
Deferred stock units activity	—	—	(894)	894	—	—	—	—	—
Share-based compensation cost	—	—	30,858	93	—	—	—	—	30,951
Balance December 31, 2020	106,457	$10,646	$1,294,849	$4,503	$2,175,595	$(53,615)	$(2,799,890)	$707	$632,795

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2020	2019	2018

Cash Flows from Operating Activities:
Net income	$582,131	$427,792	$377,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,998	88,011	83,178
Impairment charge	2,501	968	2,629
Provision for uncollectible accounts	4,946	662	1,609
(Benefit of) provision for deferred income taxes	(38,082)	6,162	1,209
Share-based compensation expense	30,951	39,278	25,157
Other	1,379	1,254	895
Changes in assets and liabilities:
Accounts receivable	(60,722)	(22,472)	(18,401)
Inventories	(18,885)	(37,306)	(25,623)
Accounts payable	981	1,957	(166)
Deferred revenue	(13,373)	(12,360)	(7,719)
Other assets and liabilities	60,238	(34,788)	(39,731)
Net cash provided by operating activities	648,063	459,158	400,084
Cash Flows from Investing Activities:
Purchases of property and equipment	(106,958)	(154,969)	(115,751)
Purchases of marketable securities	—	—	(87)
Proceeds from the sale and maturities of marketable securities	—	—	284,125
Acquisitions of intangible assets and equity investments	(918)	(255)	(7,185)
Acquisitions of businesses, net of cash acquired	(1,500)	(50,304)	(22,500)
Net cash (used) provided by investing activities	(109,376)	(205,528)	138,602
Cash Flows from Financing Activities:
Repayment on revolving credit facilities, net	(289,625)	(110,275)	(256,040)
Issuance of senior notes	200,000	100,000	—
Debt issuance costs	(5,025)	(154)	—
Repurchases of common stock, net	(182,815)	(301,658)	(369,319)
Proceeds from exercises of stock options and employee stock purchase plans	51,328	36,106	38,201
Payment of acquisition-related contingent consideration	(1,676)	(2,375)	(1,266)
Shares withheld for statutory tax withholding on restricted stock	(20,603)	(8,053)	(9,375)
Net cash used by financing activities	(248,416)	(286,409)	(597,799)
Net effect of changes in exchange rates on cash	3,331	(689)	(4,768)
Net increase (decrease) in cash and cash equivalents	293,602	(33,468)	(63,881)
Cash and cash equivalents at beginning of period	90,326	123,794	187,675
Cash and cash equivalents at end of period	$383,928	$90,326	$123,794

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

    We develop, manufacture, and distribute products and provide services primarily for the companion animal veterinary, livestock and poultry, dairy and water testing markets. We also sell a line of portable electrolytes and blood gas analyzers and SARS-CoV-2 RT-PCR (COVID-19 test) used in the human diagnostics market. Our principal line of business, which we refer to as our Companion Animal Group (“CAG”) operating segment, provides diagnostic capabilities and information management solutions for the veterinary market as well as biological materials testing and services for the bioresearch market. Our principal markets for these products and services are the United States (“U.S.”), Europe, Japan, China, and Australia, but we also sell to customers and distributors in many other countries around the world. Our Water operating segment provides innovative testing solutions for the quality and safety of water in our principal markets of the U.S. and Europe, but we also sell to customers in many other countries around the world. Our Livestock, Poultry and Dairy (“LPD”) operating segment provides diagnostic tests and related instrumentation and performs services that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to ensure the quality and safety of milk and food. Our principal markets for these products and services are Europe, China, and Australia but we also sell to customers in many other countries around the world. We also operate a smaller operating segment that comprises products and services for the human medical diagnostics market (“OPTI Medical”). Financial information about our OPTI Medical operating segment is combined and presented with our out-licensing arrangements remaining from our pharmaceutical business in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. See "Note 3. Revenue Recognition" for additional information regarding disaggregated revenue by segment and major product and service categories and geographical areas. See "Note 17. Segment Reporting " for additional information regarding our reportable operating segments.

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Estimates

    The preparation of these consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to reserves for accounts receivable; goodwill and other intangible assets; income taxes; inventory valuation; revenue recognition, product returns, customer programs and multiple element arrangements; share-based compensation; warranty reserves; self-insurance reserves; fair value measurements and loss contingencies. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We base our estimates on historical experience and on various other assumptions, such as the economic impact of the COVID-19 pandemic, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Furthermore, as the impact of the COVID-19 pandemic continues to develop, many of these estimates could require increased judgment and carry a higher degree of variability and volatility, and may change materially in future periods. Actual results could differ materially from these estimates.

(b)    Cash and Cash Equivalents

    We consider all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Cash and cash equivalents consist primarily of demand deposits, money market funds and short duration agency bonds and commercial paper as described above. There is no restricted cash on our consolidated balance sheet for the years ended December 31, 2020, and 2019.

(c)    Inventories – See Note 7

(d)    Property and Equipment – See Note 9

(e)    Goodwill and Other Intangible Assets – See Note 11

(f)    Warranty Reserves

    We provide a standard twelve-month warranty on all instruments sold. We recognize the cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. Cost of product revenue reflects not only estimated warranty expense for instruments sold in the current period, but also any changes in estimated warranty expense for the portion of the aggregate installed base that is under warranty. Estimated warranty expense is based on a variety of inputs, including historical instrument performance in the customers’ environment, historical and estimated costs incurred in servicing instruments and projected instrument reliability. Should actual service rates or costs differ from our estimates, revisions to the estimated warranty liability would be required. The liability for warranties is included in accrued liabilities in the accompanying consolidated balance sheets. The amount of warranty reserve during the years ended December 31, 2020 and 2019, was not material.

(g)    Income Taxes – See Note 14

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

(i)    Revenue Recognition – See Note 3

(j)    Research and Development Costs

    Research and development costs, which consist of salaries, employee benefits, materials and external consulting and product development costs, are expensed as incurred. We evaluate our research and development costs for capitalization after the technological feasibility has been established for software and products containing software to be sold, however no costs were capitalized during the years ended December 31, 2020, 2019 and 2018. Software developed to deliver hosted services to our customers has been designated as internal use and we capitalize certain costs incurred in connection with developing or obtaining software designated for internal use based on three distinct stages of development. See "Note 9. Property and Equipment, Net" for further information on internal use software.

(k)    Advertising Costs

    Advertising costs, which are recognized as sales and marketing expense in the period in which they are incurred, were $1.4 million, $1.5 million, and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(l)    Legal Costs

    Legal costs are considered period costs and accordingly are expensed in the year services are provided.

(m)    Share-Based Compensation – See Note 5

(n)    Self-Insurance Accruals – See Note 16

(o)    Leases – See Note 8

(p)    Earnings per Share – See Note 15

(q)    Foreign Currency

    The functional currency of all except four of our subsidiaries is their local currency. Assets and liabilities of these foreign subsidiaries are translated to the U.S. dollar using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated to the U.S. dollar using the exchange rate at the date which those elements are recognized, and where it is impractical to do so, an average exchange rate in effect during the period is used to translate those elements. Cumulative translation gains and losses are shown in the accompanying consolidated balance sheets as a separate component of accumulated other comprehensive income (“AOCI”).

    Revenues and expenses denominated in a currency other than the respective subsidiary’s functional currency are recorded at the current exchange rate when the transaction is recognized. Monetary assets and liabilities denominated in a currency other than the respective subsidiary’s functional currency are remeasured at each balance sheet date using the exchange rate in effect at each balance sheet date. These foreign currency gains and losses are included in general and administrative expenses within our Other segment. We recognized aggregate foreign currency gains of $0.6 million, and losses of $1.1 million and $3.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.

(r)    Hedging Instruments – See Note 19

(s)    Fair Value Measurements – See Note 18

(t)    Comprehensive Income

    We report all changes in equity, including net income and transactions or other events and circumstances from non-owner sources during the period in which they are recognized. We have chosen to present comprehensive income, which encompasses net income, foreign currency translation adjustments, gains and losses on our net investment hedges and the difference between the cost and the fair market value of investments in debt and equity securities, and forward currency exchange contracts, in the consolidated statements of comprehensive income. See "Note 21. Accumulated Other Comprehensive Income" for information about the effects on net income of significant amounts reclassified out of each component of AOCI for the years ended December 31, 2020, 2019 and 2018.

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

(v)    New Accounting Pronouncements Adopted

    We adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," as of January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption.

    We adopted ASU 2016-02, "Leases (Topic 842)," as of January 1, 2019, using the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods.

    We adopted ASU 2018-13, "Fair Value Measurement (Topic 820)," as of January 1, 2020, which modifies the disclosure requirements on fair value measurements under ASC Topic No. 820, Fair Value Measurement, as amended (“ASC 820”). ASU 2018-13 removes (a) the prior requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy contained in ASC 820, (b) the policy for timing of transfers between levels, and (c) the valuation processes used for Level 3 fair value measurements. ASU 2018-13 also adds, among other things, a requirement to disclose the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. The adoption did not have a material impact on our consolidated financial statements.

    We adopted ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” effective January 1, 2020, using the modified retrospective transition method. This ASU amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables and leased equipment. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. We recorded a non-cash cumulative effect adjustment to retained earnings of $1.8 million, net of $0.6 million of income taxes, on our opening consolidated balance sheet as of January 1, 2020. This adjustment, before the impact of income taxes, was comprised of $2.3 million related to our contract assets and sales-type leases, and $0.2 million related to accounts receivable. See Note 6. Credit Losses, for more information on our presentation of credit losses.

(w)    New Accounting Pronouncements Not Yet Adopted

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

    In March 2020, the FASB issued ASU 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The FASB also issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope", in January 2021. It clarifies that certain optional expedients and exceptions apply to derivatives that are affected by the discounting transition. The amendments in this ASU affect the guidance in ASU No. 2020-04 and are effective in the same timeframe as ASU 2020-04. The relief offered by this guidance, if adopted, is available to companies for the period March 12, 2020 through December 31, 2022. Our Credit Facility includes a provision for the determination of a benchmark replacement rate as a successor to the LIBOR rate, therefore we do not expect the discontinuation of LIBOR to have an impact on our consolidated financial statements.

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

    We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The timing of revenue recognition, billings, and cash collections results in accounts receivable, lease receivables, and contract assets as a result of revenue recognized in advance of billings (included within other assets), and contract liabilities or deferred revenue as a result of receiving consideration in advance of revenue recognition within our consolidated balance sheet. Our general payment terms range from 30 to 60 days, with exceptions in certain geographies. Below is a listing of our major categories of revenue for our products and services:

    Diagnostic Products and Accessories. Diagnostic products and accessories revenues, including IDEXX VetLab® consumables and accessories, rapid assay, LPD, Water, and OPTI testing products, are predominantly recognized and invoiced at the time of shipment, which is when the customer obtains control of the product based on legal title transfer and we have the right to payment. We also provide customers with certain consumables that are recognized upon utilization by the customer, which is when we have the right to payment and the risks and rewards of ownership transfer. Shipping costs reimbursed by the customer are included in revenue and cost of sales. As a practical expedient, we do not account for shipping activities as a separate performance obligation.

    Laboratory Diagnostic and Consulting Services. Laboratory diagnostic and consulting services revenues are recognized and invoiced when the laboratory diagnostic service is performed.

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

    Lease Revenue. Revenues from instrument rental agreements and reagent rental programs are recognized either as operating leases on a ratable basis over the term of the agreement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental agreements in equal monthly amounts over the term of the rental agreement. Our reagent rental programs provide our customers the right to use our instruments upon entering into agreements to purchase specified amounts of consumables, which are considered embedded leases. For some agreements, the customers are provided with the right to purchase the instrument at the end of the lease term. Lease revenues from these agreements are presented in product revenue on our consolidated income statement. Lease revenue was approximately $17.5 million for the year ended December 31, 2020, as compared to $20.8 million for the year ended December 31, 2019, including both operating leases and sales-type leases under ASC 842, Leases, for leases entered into after January 1,2019, and ASC 840, Leases, for leases entered into prior to 2019. See below for revenue recognition under our reagent rental programs.

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

    On December 31, 2019, our deferred revenue related to extended warranties and post-contract support was $38.0 million, of which approximately $22.0 million was recognized during the year ended December 31, 2020. Furthermore, as a result of new agreements, our deferred revenue related to extended warranties and post-contract support was $35.1 million at December 31, 2020. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $20.7 million at December 31, 2020, of which approximately 43%, 32%, 17%, 6%, and 2% are expected to be recognized during 2021, 2022, 2023, 2024, and thereafter, respectively. Additionally, we have determined these agreements do not include a significant financing component.

    SaaS Subscriptions. We offer a variety of veterinary software and diagnostic imaging SaaS subscriptions including IDEXX Neo, Animana, Pet Health Network Pro, Petly Plans, Web PACS, rVetLink, and SmartFlow. We recognize revenue for our SaaS subscriptions over time on a ratable basis over the contract term, beginning on the date our service is made available to the customer. Our subscription contracts vary in term from monthly to two years. Customers typically pay for our subscription contracts in equal monthly amounts over the term of the agreement. Deferred revenue related to our SaaS subscriptions is not material.

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

Up-Front Customer Loyalty Programs. Our up-front loyalty programs provide customers with incentives in the form of cash payments or IDEXX Points upon entering into multi-year agreements to purchase annual minimum amounts of future products or services. If a customer breaches its agreement, they are required to refund all or a portion of the up-front cash or IDEXX Points, or make other repayments, remedial actions, or both. Up-front incentives to customers in the form of cash or IDEXX Points are not made in exchange for distinct goods or services and are capitalized as customer acquisition costs within other current and long-term assets, which are subsequently recognized as a reduction to revenue over the term of the customer agreement. If these up-front incentives are subsequently utilized to purchase instruments, we allocate total consideration, including future committed purchases less up-front incentives and estimates of expected price adjustments, based on relative standalone selling prices to identified performance obligations and recognize instrument revenue and cost at the time of installation and customer acceptance. To the extent invoiced instrument revenue exceeds recognized instrument revenue, we record deferred revenue as a contract liability, which is subsequently recognized upon the purchase of products and services over the term of the contract. We have determined these agreements do not include a significant financing component. Differences between estimated and actual customer purchases may impact the amount and timing of revenue recognition.

On December 31, 2019, our capitalized customer acquisition costs were $137.4 million, of which approximately $39.3 million were recognized as a reduction of revenue during the year ended December 31, 2020. Furthermore, as a result of new up-front customer loyalty payments, net of subsequent recognition, our capitalized customer acquisition costs were $148.1 million at December 31, 2020. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the years ended December 31, 2020 and 2019, were not material.

Volume Commitment Programs. Our volume commitment programs, such as our IDEXX 360 program, provide customers with a free or discounted instrument or system upon entering into multi-year agreements to purchase annual minimum amounts of products and services. We allocate total consideration, including future committed purchases and expected price adjustments, based on relative standalone selling prices to identified performance obligations and recognize instrument revenue and cost at the time of installation and customer acceptance in advance of billing the customer, which is also when the customer obtains control of the instrument based on legal title transfer. Our right to future consideration related to instrument revenue is recorded as a contract asset within other current and long-term assets. The contract asset is transferred to accounts receivable when customers are billed for products and services over the term of the contract. We have determined these agreements do not include a significant financing component. Differences between estimated and actual customer purchases may impact the amount and timing of revenue recognition.

On December 31, 2019, our volume commitment contract assets were $83.9 million, of which approximately $18.3 million were reclassified to accounts receivable when customers were billed for related products and services during the year ended December 31, 2020. Furthermore, as a result of new placements under volume commitment programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our contract assets were $115.5 million at December 31, 2020. We monitor customer purchases over the term of their agreement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the years ended December 31, 2020 and 2019, were not material.

For our up-front customer loyalty and volume commitment programs, we estimate future revenues related to multi-year agreements to be approximately $2.2 billion, of which approximately 26%, 24%, 21%, 16%, and 13% are expected to be recognized during 2021, 2022, 2023, 2024, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to purchase goods and services, net of the expected revenue reductions from customer acquisition costs and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

Instrument Rebate Programs. Our instrument rebate programs require an instrument purchase and provide customers the opportunity to earn future rebates based on the volume of products and services they purchase over the term of the program. We account for the customer’s right to earn rebates on future purchases as a separate performance obligation and determine the standalone selling price based on an estimate of rebates the customer will earn over the term of the program. Total consideration allocated to identified performance obligations is limited to goods and services that the customer is presently obligated to purchase and does not include estimates of future purchases that are optional. We allocate total consideration to identified performance obligations, including the customer’s right to earn rebates on future purchases, which is deferred and recognized upon the purchase of future products and services, partly offsetting future rebates as they are earned.

On December 31, 2019, our deferred revenue related to instrument rebate programs was $49.1 million, of which approximately $16.3 million were recognized when customers purchased eligible products and services and earned rebates during the year ended December 31, 2020. Furthermore, as a result of new instrument purchases under rebate programs, net of subsequent recognition, our deferred revenue was $39.3 million at December 31, 2020, of which approximately 36%, 27%, 18%, 11%, and 8% are expected to be recognized during 2021, 2022, 2023, 2024, and thereafter, respectively.

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

Sales-type Reagent Rental Programs. Our reagent rental programs that effectively transfer control of instruments to our customers are classified as sales-type leases and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is transferred to accounts receivable when customers are billed for products and services over the term of the contract. On December 31, 2019, our lease receivable assets were $7.2 million, of which approximately $1.4 million was reclassified to accounts receivable when customers were billed for related products and services during the year ended December 31, 2020. Furthermore, as a result of new placements under sales-type reagent rental programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $11.1 million at December 31, 2020. The impacts of discounting and unearned income at December 31, 2020, were not material. Profit and loss recognized at the commencement date and interest income during the year ended December 31, 2020, were not material. We monitor customer purchases over the term of their agreement to assess the realizability of our lease receivable assets. Impairments during the year ended December 31, 2020, were not material.

Operating-type Reagent Rental Programs. Our reagent rental programs that do not effectively transfer control of instruments to our customers are classified as operating leases and we recognize instrument revenue and costs ratably over the term of the agreement. The cost of the instrument is capitalized within property and equipment.

We estimate future revenue to be recognized related to our reagent rental programs of approximately $24.8 million, of which approximately 41%, 27%, 16%, 9%, and 7% are expected to be recognized during 2021, 2022, 2023, 2024, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of any expected price adjustments, and as a result, may be lower than stated contractual commitments by our customers.

Other Customer Incentive Programs. Certain agreements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified purchase threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method, for incentives that are offered to individual customers, and the expected-value method, for programs that are offered to a broad group of customers. Revenue adjustments that relate to performance obligations satisfied in prior periods during the years ended December 31, 2020 and 2019, were not material. Refund obligations related to customer incentive programs are recorded in accrued liabilities for the actual issuance of incentives, incentives earned but not yet issued and estimates of incentives to be earned in the future.

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

    Accounts Receivable. We recognize revenue when it is probable that we will collect substantially all of the consideration to which we will be entitled, based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. We have no significant customers that accounted for greater than 10% of our consolidated revenues and we have no concentration of credit risk as of December 31, 2020.

    Disaggregated Revenues. We present disaggregated revenue for our CAG segment based on major product and service categories. Our Water segment is comprised of a single major product category. Although our LPD segment does not meet the quantitative requirements to be reported as a separate segment, we believe it is important to disaggregate these revenues as a major product and service category separately from our Other reportable segment given its distinct markets, and therefore we have elected to report LPD as a reportable segment.

    The following table presents disaggregated revenue by major product and service categories:

(in thousands)	For the Years Ended December 31,
	2020	2019	2018
CAG segment revenue:
CAG Diagnostics recurring revenue:	$2,113,839	$1,828,329	$1,654,530
IDEXX VetLab consumables	824,376	693,360	617,237
Rapid assay products	253,018	232,149	217,541
Reference laboratory diagnostic and consulting services	946,268	822,497	746,794
CAG Diagnostics services and accessories	90,177	80,323	72,958
CAG Diagnostics capital - instruments	108,950	132,685	134,264
Veterinary software, services and diagnostic imaging systems	162,976	158,169	146,634
CAG segment revenue	2,385,765	2,119,183	1,935,428

Water segment revenue	128,625	132,850	125,198
LPD segment revenue	145,845	132,635	130,581
Other segment revenue	46,420	22,240	22,035

Total revenue	$2,706,655	$2,406,908	$2,213,242

    Revenue by principal geographic area, based on customers’ domiciles, was as follows:

(in thousands)	For the Years Ended December 31,
	2020	2019	2018
Americas
United States	$1,691,224	$1,495,516	$1,357,909
Canada	107,398	99,550	94,206
Latin America	51,863	56,515	50,969
	1,850,485	1,651,581	1,503,084

Europe, the Middle East and Africa
Germany	119,353	104,081	100,459
United Kingdom	90,156	90,969	87,807
France	74,814	64,767	60,319
Italy	42,817	39,725	36,956
Spain	39,265	36,439	33,687
Switzerland	24,850	20,855	19,875
Netherlands	23,461	19,397	18,090
Other	148,049	122,206	114,877
	562,765	498,439	472,070
Asia Pacific Region
Australia	79,629	71,069	63,386
Japan	74,725	67,246	60,213
China	70,845	57,518	57,621
Other	68,206	61,055	56,868
	293,405	256,888	238,088
Total	$2,706,655	$2,406,908	$2,213,242

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

    On December 31, 2019, our deferred commission costs, included within other assets, were $15.6 million, of which approximately $5.2 million of commission expense were recognized during the year ended December 31, 2020. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $17.5 million at December 31, 2020. Impairments of deferred commission costs during the years ended December 31, 2020 and 2019, were not material.

NOTE 4.      ACQUISITIONS AND INVESTMENTS

    We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range and customer base or expanding our existing product lines.

    During the fourth quarter of 2019 we acquired the assets of a multi-site reference laboratory business in the mid-west of the U.S. for $50.0 million in cash. This acquisition expands our national reference laboratory presence in the U.S., and was accounted for as a business combination. We finalized the valuation of the fair value of the assets acquired during the first quarter of 2020. The fair value of the assets acquired consists of $26.9 million in intangible assets, primarily for customer relationships, with a weighted average life of 13.8 years, $0.2 million of tangible assets, and $22.9 million of goodwill, representing synergies within our reference laboratory portfolio. The goodwill is expected to be deductible for income tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our CAG segment since the acquisition date. The acquisition expenses incurred were not material.

    During the third quarter of 2018, we acquired substantially all of the assets of a software company for $25.0 million. This acquisition expands the IDEXX suite of veterinary software offerings and further underscores our commitment to investing in software innovations that advance the veterinary profession. This acquisition was accounted for as a business combination. The fair value of the assets acquired consist of $2.6 million in technology intangible assets, $2.4 million in customer relationship intangible assets, $0.3 million of net liabilities, and $20.3 million of goodwill, representing synergies with our current software product offerings. The goodwill is expected to be deductible for income tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our CAG segment since the acquisition date. The acquisition expenses incurred were not material.

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

    Stock options permit a holder to buy IDEXX stock upon vesting at the stock option exercise price set on the day of grant. An RSU is an agreement to issue shares of IDEXX stock at the time of vesting. A PBRSU is an agreement to issue shares of IDEXX stock at the time of vesting upon successful completion of certain performance goals. DSUs are granted under our Executive Deferred Compensation Plan (the “Executive Plan”) and non-employee Director Deferred Compensation Plan (the “Director Plan”). DSUs may or may not have vesting conditions depending on the plan under which they are issued. We did not issue any restricted stock or stock appreciation rights during the years ended December 31, 2020, 2019 and 2018, nor were any restricted stock or stock appreciation rights outstanding as of those years ended.

    We primarily issue shares of common stock to satisfy stock option exercises and employee stock purchase rights and to settle RSUs, PBRSUs, and DSUs. We issue shares of treasury stock to settle certain RSUs and upon the exercise of certain stock options, which were not material for the years ended December 31, 2020, 2019 and 2018. The number of shares of common stock and treasury stock issued are equivalent to the number of awards exercised or settled.

    With the exception of employee stock purchase rights, equity awards are issued to employees and non-employee directors under the 2018 Stock Incentive Plan (the "2018 Stock Plan"). Our Board of Directors has authorized the issuance of 7.5 million shares of our common stock under the 2018 Stock Plan. Any shares that are subject to awards of stock options or stock appreciation rights will be counted against the share limit as one share for every share granted. Any shares that are issued other than stock options and stock appreciation rights will be counted against the share limit as 2.4 shares for every share granted. If any shares issued under our prior plans are forfeited, settled for cash, or expire, these shares, to the extent of such forfeiture, cash settlement or expiration, will again be available for issuance under the 2018 Stock Plan. As of December 31, 2020, there were approximately 6.5 million remaining shares available for issuance under the 2018 Stock Plan.

Share-Based Compensation

    Share-based compensation costs are classified in the consolidated financial statements consistent with the classification of cash compensation paid to the employees receiving such share-based compensation. The following is a summary of share-based compensation costs and related tax benefits recorded in our consolidated statements of income:

(in thousands)	For the Years Ended December 31,
	2020	2019	2018

Share-based compensation expense included in cost of revenue	$3,415	$2,681	$2,816
Share-based compensation expense included in operating expenses	27,536	36,597	22,341
Total share-based compensation expense included in consolidated statements of income	30,951	39,278	25,157
Income tax benefit resulting from share-based compensation expense	(3,965)	(4,861)	(4,190)
Net share-based compensation expense included in consolidated statements of income, excluding tax benefit from settlement of share-based awards	26,986	34,417	20,967
Income tax benefit resulting from settlement of share-based awards	(38,981)	(19,140)	(21,496)
Net expense (benefit) related to share-based compensation arrangements included in consolidated statements of income	$(11,995)	$15,277	$(529)

    In the fourth quarter of 2019, we entered into a mutual separation agreement with our former CEO, pursuant to which Mr. Ayers’s outstanding stock options were modified, resulting in a share-based compensation expense of approximately $10.9 million, primarily representing an acceleration of the cost of the equity awards. This expense was partially offset by a reduction to our provision for income taxes of approximately $0.8 million. Other than the modification to Mr. Ayers's stock options, as described above, there were no other material modifications to the terms of outstanding options, RSUs, PBRSUs, or DSUs during the years ended December 31, 2020, 2019 or 2018.

    Share-based compensation expense is reduced for an estimate of the number of awards that are expected to be forfeited. We use historical data and other factors to estimate expected employee terminations and to evaluate whether particular groups of employees have significantly different forfeiture expectations.

    The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards at December 31, 2020, was $57.4 million, which will be recognized over a weighted average period of approximately 1.5 years.

Stock Options

    Prior to December 4, 2019, all options granted to employees primarily vest ratably over five years on each anniversary of the date of grant. Options granted to non-employee directors vest fully on the first anniversary of the date of grant. Employee grants after December 4, 2019, will vest ratably over 4 years. Vesting of option awards issued is conditional based on continuous service. Options granted after May 8, 2013 have a contractual term of ten years and options granted between January 1, 2006 and May 8, 2013 had contractual terms of seven years. Upon any change in control of the company, 25% of the unvested stock options then outstanding will vest and become exercisable. However, if the acquiring entity does not assume outstanding options, then all options will vest immediately prior to the change in control.

    We use the Black-Scholes-Merton option-pricing model to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. Changes in the subjective input assumptions can affect the fair value estimate. Our expected stock price volatility assumptions are based on the historical volatility of our stock over periods that are similar to the expected terms of grants and other relevant factors. We derive the expected term based on historical experience and other relevant factors concerning expected employee behavior with regard to option exercise. The risk-free interest rate is based on U.S. Treasury yields for a maturity approximating the expected term calculated at the date of grant. We have never paid any cash dividends on our common stock and we have no intention to pay a dividend at this time; therefore, we assume that no dividends will be paid over the expected terms of option awards.

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

	For the Years Ended December 31,
	2020	2019	2018

Share price at grant	$291.14	$218.66	$179.56
Share exercise price	$291.14	$220.88	$179.56
Expected stock price volatility	27%	26%	24%
Expected term, in years	6.0	6.0	5.8
Risk-free interest rate	1.4%	2.4%	2.7%
Weighted average fair value of options granted	$84.92	$65.53	$52.99

    A summary of the status of options granted under our share-based compensation plans at December 31, 2020, and changes during the year then ended, are presented in the table below:

	Number of Options (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding as of December 31, 2019	2,311	$117.13
Granted	220	$291.14
Exercised	(562)	$71.65
Forfeited	(16)	$180.78
Outstanding as of December 31, 2020	1,953	$149.32	6.3	$684,571

Fully vested as of December 31, 2020	1,057	$106.91	5.3	$415,229

Fully vested and expected to vest as of December 31, 2020	1,933	$148.61	6.3	$678,994

    The total fair value of options vested was $14.6 million, $12.2 million, and $10.5 million during the years ended December 31, 2020, 2019 and 2018, respectively.

    Intrinsic value of stock options exercised represents the amount by which the market price of the common stock exceeded the exercise price, before applicable income taxes. The total intrinsic value of stock options exercised was $163.0 million, $83.7 million, and $87.1 million during the years ended December 31, 2020, 2019 and 2018, respectively.

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

    A summary of the status of RSUs and PBRSUs granted under our share-based compensation plans at December 31, 2020, and changes during the period then ended, are presented in the table below:

	Number of Units (000)	Weighted Average Grant-Date Fair Value

Nonvested as of December 31, 2019	258	$150.50
Granted	65	$291.30
Vested	(94)	$124.60
Forfeited	(11)	$178.95
Nonvested as of December 31, 2020	218	$202.47

Expected to vest as of December 31, 2020	208	$201.64

    The total fair value of RSUs and PBRSUs vested was $27.9 million, $23.8 million, and $24.5 million during the years ended December 31, 2020, 2019 and 2018, respectively. The aggregate intrinsic value of nonvested RSUs and PBRSUs as of December 31, 2020, which is equal to the fair value of IDEXX’s common stock as of December 31, 2020, multiplied by the number of nonvested units as of December 31, 2020, was $108.8 million.

Deferred Stock Units

    Under our Director Plan, non-employee directors may defer a portion of their cash fees in the form of vested DSUs. Prior to 2014, certain members of our management could elect to defer a portion of their cash compensation in the form of vested deferred stock units under our Executive Plan. Each DSU represents the right to receive one unissued share of our common stock. These recipients receive a number of DSUs equal to the amount of cash fees or compensation deferred divided by the closing sale price of the common stock on the date of deferral. Also, under the Director Plan, non-employee directors are awarded annual grants of DSUs that vest fully on the first anniversary of the date of grant. Vesting for these annual DSU grants is conditional based on continuous service. Vested DSUs are distributed as shares of common stock on the distribution date elected by the participant and pursuant to the terms of the Director or Executive Plan, as applicable.

    There were approximately 87,000 and 143,000 vested DSUs outstanding under our share-based compensation plans as of December 31, 2020 and 2019, respectively. During 2020, approximately 59,000 DSUs were distributed as shares of common shares to our former CEO in accordance with the terms of the Executive Plan and the deferral elections he previously made. Unvested DSUs as of December 31, 2020 and 2019, were not material.

Employee Stock Purchase Rights

    Employee stock purchase rights are issued under the 1997 Employee Stock Purchase Plan, under which we reserved and may issue up to an aggregate of 4.7 million shares of common stock in periodic offerings. Under this plan, stock is sold to employees at a 15% discount off the closing price of the stock on the last day of each quarter. The dollar value of this discount is equal to the fair value of purchase rights recognized as share-based compensation. We issued approximately 39,000, 47,000, and 52,000 shares of common stock in connection with the Employee Stock Purchase Plan during the years ended December

31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there were approximately 1.1 million remaining shares available for issuance under the 1997 Employee Stock Purchase Plan.

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

Accounts Receivable

    The allowance for credit losses associated with accounts receivable was $6.8 million and $3.6 million at December 31, 2020 and December 31, 2019, respectively. Accounts receivable reflected on the balance sheet is net of this reserve. Based on an aging analysis, at December 31, 2020, approximately 88% of our accounts receivable had not yet reached the invoice due date and approximately 12% was considered past due, of which approximately 1.5% was greater than 60 days past due. At December 31, 2019, approximately 84% of our accounts receivable had not yet reached the invoice due date and approximately 16% was considered past due, of which approximately 1.5% was greater than 60 days past due. Write-offs and recoveries related to credit losses during the years ended December 31, 2020, 2019, and 2018 were not material.

Contract assets and lease receivables

    The allowance for credit losses associated with the contract assets and lease receivables was $3.7 million at December 31, 2020. The assets reflected on the balance sheet are net of these reserves. Historically, we have experienced low credit loss rates on our customer commitment programs and lease receivables. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. Write-offs and recoveries related to credit losses during the years ended December 31, 2020, 2019, and 2018 were not material.

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

    Unpaid inventory reflected within accounts payable in our consolidated balance sheets was $45.6 million, $39.5 million, and $41.3 million at December 31, 2020, 2019 and 2018, respectively.

    The components of inventories are as follows:

(in thousands)	December 31, 2020	December 31, 2019

Raw materials	$45,986	$41,202
Work-in-process	20,374	20,077
Finished goods	143,513	133,740
Inventories	$209,873	$195,019

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

    Maturities of operating lease liabilities are as follows:

(in thousands)	December 31, 2020

2021	$20,187
2022	18,698
2023	13,556
2024	9,810
2025	8,129
Thereafter	39,224
Total lease payments	109,604
Less imputed interest	(14,832)
Total lease liability (current and long-term)	$94,772

    Total minimum future lease payments of approximately $8.0 million for leases that have not commenced as of December 31, 2020 are not included in the consolidated financial statements, as we do not yet control the underlying assets. These leases are expected to commence during 2021 with lease terms of approximately 4 to 13 years.

(in thousands, except lease term and discount rate)	December 31, 2020	December 31, 2019

Weighted average remaining lease term - operating leases	10.3 years	10.3 years

Weighted average discount rate - operating leases	2.9%	3.5%

    Expenses incurred related to operating leases, excluding variable and short-term leases were approximately $21.7 million and $21.1 million during the year ended December 31, 2020 and 2019, respectively. Total expenses incurred related to operating leases, including variable rent and short-term leases, were approximately $24.5 million, $23.8 million, and $25.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

    Supplemental cash flow information for leases is as follows:

	For the Years Ended December 31,
(in thousands)	2020	2019

Cash paid for amounts included in the measurement of operating lease liabilities	$19,619	$20,008
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations	$26,807	$13,399

NOTE 9.      PROPERTY AND EQUIPMENT, NET

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

    We capitalize interest on the acquisition and construction of significant assets that require a substantial period of time to be made ready for use. The capitalized interest is included in the cost of the completed asset and depreciated over the asset’s estimated useful life. The amount of interest capitalized during the years ended December 31, 2020 and 2019 was not material.

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

    Property and equipment, net, consisted of the following:

(in thousands)	December 31, 2020	December 31, 2019

Land and improvements	$13,982	$8,725
Buildings and improvements	319,384	249,918
Leasehold improvements	82,459	74,602
Machinery and equipment	353,301	322,814
Office furniture and equipment	67,527	53,210
Computer hardware and software	265,664	240,406
Construction in progress	39,764	103,200
	1,142,081	1,052,875
Less accumulated depreciation and amortization	586,914	519,030
Total property and equipment, net	$555,167	$533,845

    Below are the amounts of depreciation and amortization of property and equipment, capitalized computer software for internal use, unpaid property and equipment reflected in accounts payable and accrued expenses, and rental and reagent rental program instruments transferred from inventory to property and equipment:

	For the Years Ended December 31,
(in thousands)	2020	2019	2018

Depreciation and amortization expense	$86,095	$78,495	$74,208
Capitalized computer software developed for internal use	$18,472	$20,130	$17,115
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$13,343	$24,688	$17,894
Rental and operating-type reagent rental program instruments transferred from inventory to property and equipment (Note 3)	$9,645	$14,498	$20,360

NOTE 10.      OTHER CURRENT AND LONG-TERM ASSETS

    Other current assets consisted of the following:

(in thousands)	December 31, 2020	December 31, 2019

Customer acquisition costs	$43,751	$39,329
Prepaid expenses	34,556	31,992
Contract assets, net	23,837	17,659
Taxes receivable	19,476	20,516
Deferred sales commissions	5,738	5,202
Other	10,150	10,284
Other current assets	$137,508	$124,982

    Other long-term assets consisted of the following:

(in thousands)	December 31, 2020	December 31, 2019

Customer acquisition costs	$104,369	$98,117
Contract assets, net	91,681	66,226
Deferred income taxes	31,549	8,100
Investment in long-term product supply arrangements	12,065	13,657
Deferred sales commissions	11,719	10,442
Taxes receivable	6,329	14,960
Other	31,883	28,690
Other long-term assets	$289,595	$240,192

NOTE 11.      GOODWILL AND INTANGIBLE ASSETS, NET

    A significant portion of the purchase price for acquired businesses is generally assigned to intangible assets. Intangible assets other than goodwill are initially valued at fair value. If a quoted price in an active market for the identical asset is not readily available at the measurement date, the fair value of the intangible asset is estimated based on discounted cash flows using market participant assumptions, which are assumptions that are not specific to IDEXX. The selection of appropriate valuation methodologies and the estimation of discounted cash flows require significant assumptions about the timing and amounts of future cash flows, risks, appropriate discount rates, and the useful lives of intangible assets. When significant, we utilize independent valuation experts to advise and assist us in determining the fair values of the identified intangible assets acquired in connection with a business acquisition and in determining appropriate amortization methods and periods for those intangible assets. Goodwill is initially valued based on the excess of the purchase price of a business combination over the fair value of acquired net assets recognized and represents the future economic benefits arising from other assets acquired that could not be separately identified and recognized.

    Our business combinations regularly include contingent consideration arrangements that require additional consideration to be paid based on the achievement of established objectives, most commonly related to the retention or growth of the customer base during the post-combination period. We assess contingent consideration to determine if it is part of the business combination or if it should be accounted for separately from the business combination in the post-combination period. Contingent consideration is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings. Changes in fair value of contingent consideration and differences arising upon settlement were not material during the years ended December 31, 2020, 2019 and 2018.

    We assess goodwill for impairment annually, at the reporting unit level, in the fourth quarter and whenever events or circumstances indicate impairment may exist. In evaluating goodwill for impairment, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50%. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would assess the fair value of all of our reporting units and compare the fair value of the reporting unit to its carrying value to determine if the carrying value exceeds its fair value, and if a goodwill impairment loss should be recognized. In contrast, we can opt to bypass the qualitative assessment for any reporting unit in any period and proceed directly to assessing the fair value of all of our reporting units and compare the fair value of the reporting unit to carrying value to determine if any impairment exists. Doing so does not preclude us from performing the qualitative assessment in any subsequent period.

    In the fourth quarter of 2020, we elected to bypass the qualitative approach that allows the assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and instead proceeded directly to assessing the fair value of all of our reporting units and comparing the fair values of each reporting unit to the carrying values to determine if any impairment exists. We estimate the fair values of applicable reporting units using an income approach based on discounted forecasted cash flows. We make significant assumptions about the extent and timing of future cash flows, growth rates and discount rates. Model assumptions are based on our projections and best estimates, using appropriate and customary market participant assumptions. In addition, we make certain assumptions in allocating shared assets and liabilities to individual reporting units in determining the carrying value of each reporting unit. Changes in forecasted cash flows or the discount rate would affect the estimated fair values of our reporting units and could result in a goodwill impairment loss in a future period.

    No goodwill impairments were identified during the years ended December 31, 2020, 2019 or 2018, and no accumulated impairment losses are recorded.

    We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The asset group is the lowest level for which identifiable cash flows associated with the intangible asset are largely independent. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of an intangible asset exceeds the related estimated undiscounted future cash flows, an impairment loss to adjust the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset, and applying a risk-adjusted discount rate. The amount of impairment for the year ended December 31, 2020 was immaterial. We had no impairments of our intangible assets during the years ended December 31, 2019, and 2018.

    The changes in the carrying amount of goodwill for the years ended December 31, 2020, 2019 and 2018, were as follows:

(in thousands)	CAG	Water	LPD	Other	Consolidated Total
Balance as of December 31, 2017	$166,236	$11,951	$15,155	$6,531	$199,873
Business combinations	20,282	—	—	—	20,282
Impact of changes in foreign currency exchange rates	(4,132)	(730)	(804)	—	(5,666)
Balance as of December 31, 2018	$182,386	$11,221	$14,351	$6,531	$214,489
Business combinations	24,826	—	—	—	24,826
Impact of changes in foreign currency exchange rates	138	390	(119)	—	409
Balance as of December 31, 2019	$207,350	$11,611	$14,232	$6,531	$239,724
Business combinations	220	—	—	—	220
Acquisition adjustment	(1,900)	—	—	—	(1,900)
Impact of changes in foreign currency exchange rates	4,724	412	167	—	5,303
Balance as of December 31, 2020	$210,394	$12,023	$14,399	$6,531	$243,347

See "Note 4. Acquisitions and Investments" for information regarding goodwill and other intangible assets recognized in connection with the acquisition of businesses and other assets during the years ended December 31, 2020, 2019 and 2018.

    We provide for amortization primarily using the straight-line method by charges to income in amounts that allocate the intangible assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life

Customer-related intangible assets (1)	3 to 17 years
Product rights (2)	5 to 15 years
Noncompete agreements	3 to 5 years
(1)Customer-related intangible assets are comprised of customer lists and customer relationships acquired from third parties.
(2)Product rights comprise certain technologies, intellectual property, licenses, and trade names acquired from third parties.

    Intangible assets other than goodwill consisted of the following:

(in thousands)	December 31, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer-related intangible assets (1)	$80,810	$32,838	$47,972	$99,301	$46,801	$52,500
Product rights (2)	15,150	11,609	3,541	16,130	10,214	5,916
Noncompete agreements	1,250	220	1,030	170	118	52
	$97,210	$44,667	$52,543	$115,601	$57,133	$58,468
The above table excludes fully amortized intangible assets for the periods presented.
(1)Customer-related intangible assets are comprised of customer lists and customer relationships acquired from third parties.
(2)Product rights comprise certain technologies, intellectual property, licenses, and trade names acquired from third parties.

    Amortization expense of intangible assets other than goodwill was $9.8 million, $9.4 million, and $8.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

    At December 31, 2020, the aggregate amortization expense associated with intangible assets is estimated to be as follows for each of the next five years and thereafter:

(in thousands)	Amortization Expense

2021	$8,648
2022	7,415
2023	5,647
2024	4,684
2025	4,210
Thereafter	21,939
$52,543

NOTE 12.      ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

    Accrued liabilities consisted of the following:

(in thousands)	December 31, 2020	December 31, 2019

Accrued employee compensation and related expenses	$167,649	$127,174
Accrued expenses (Note 16)	112,526	86,296
Accrued customer incentives and refund obligations	75,064	63,079
Accrued taxes	42,676	31,108
Current lease liabilities	17,733	15,281
Accrued liabilities	$415,648	$322,938

    Other long-term liabilities consisted of the following:

(in thousands)	December 31, 2020	December 31, 2019

Accrued taxes	$60,313	$67,463
Other accrued long-term expenses	25,291	13,701
Other long-term liabilities	$85,604	$81,164

NOTE 13.      DEBT

Credit Facility

    On April 14, 2020, we, along with IDEXX Distribution, Inc., IDEXX Operations, Inc., OPTI Medical Systems, Inc.,IDEXX Laboratories Canada Corporation, IDEXX Europe B.V., and IDEXX Holding B.V., our wholly-owned subsidiaries(whether directly or indirectly held) (collectively, the “Borrowers”), entered into a third amended and restated credit agreement (the “Credit Agreement”) relating to a three-year unsecured revolving credit facility in the principal amount of $1 billion, among the Borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and the other parties thereto.

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

     At December 31, 2020, we had no outstanding borrowings under our Credit Facility, however based on our gross leverage ratio, our borrowing costs would have been approximately 2.5%. At December 31, 2019, we had $288.8 million outstanding under our Credit Facility with a weighted average effective interest rate 2.78%. The funds available under the Credit Facility reflect a further reduction due to the issuance of letters of credit, which were issued in connection with our workers’ compensation policy, for $1.4 million in December 31, 2020, and December 31, 2019.

    Applicable interest rates on borrowings under the Credit Facility are based on the prevailing LIBOR, Canadian Dollar Rate, or EURIBOR, but not less than 1.0%, plus a credit spread ranging from 1.375% to 2.00%, based on our gross leverage ratio. The Credit Facility also allows for borrowings based on the prevailing Prime rate, but not less than 2.00%, plus a credit spread from 0.375% to 1.00%. Under the Credit Facility, we also pay quarterly commitment fees ranging from 0.2% to 0.375%, based on our leverage ratio, on any unused commitment.

    The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3.5-to-1. At December 31, 2020, we were in compliance with the covenants of the Credit Facility.

Senior Notes

    The following describes all of our currently outstanding unsecured senior notes issued and sold in private placements (collectively, the "Senior Notes"):

(Principal Amount in thousands)

Issue Date	Due Date	Series	Principal Amount	Coupon Rate	Senior Note Agreement

12/11/2013	12/11/2023	2023 Series A Notes	$75,000	3.94%	NY Life 2013 Note Agreement
12/11/2013	12/11/2025	2025 Series B Notes	$75,000	4.04%	NY Life 2013 Note Agreement
9/4/2014	9/4/2026	2026 Senior Notes	$75,000	3.72%	NY Life 2014 Note Agreement
7/21/2014	7/21/2021	2021 Series A Notes	$50,000	3.32%	Prudential 2015 Amended Agreement
7/21/2014	7/21/2024	2024 Series B Notes	$75,000	3.76%	Prudential 2015 Amended Agreement
6/18/2015	6/18/2025	2025 Series C Notes	€88,857	1.785%	Prudential 2015 Amended Agreement
2/12/2015	2/12/2022	2022 Series A Notes	$75,000	3.25%	MetLife 2014 Note Agreement
2/12/2015	2/12/2027	2027 Series B Notes	$75,000	3.72%	MetLife 2014 Note Agreement
3/14/2019	3/14/2029	2029 Series C Notes	$100,000	4.19%	MetLife 2014 Note Agreement
4/2/2020	4/2/2030	MetLife 2030 Series D Notes	$125,000	2.50%	MetLife 2014 Note Agreement
4/14/2020	4/14/2030	Prudential 2030 Series D Notes	$75,000	2.50%	Prudential 2015 Amended Agreement

    The following narrative represents our Senior Note activity:

NY Life 2013 and 2014 Note Agreements, Including Amendments

    In December 2013, we issued and sold through a private placement an aggregate principal amount of $150 million of unsecured senior notes consisting of $75 million of 3.94% Series A Senior Notes due December 11, 2023 (the “2023 Series A Notes”) and $75 million of 4.04% Series B Senior Notes due December 11, 2025 (the “2025 Series B Notes”) under a Note Purchase Agreement among the Company, New York Life Insurance Company and the accredited institutional purchasers named therein (as amended on April 10, 2020, the “NY Life 2013 Note Agreement”).

    In September 2014, we issued and sold through a private placement an aggregate principal amount of $75 million of unsecured 3.72% senior notes due September 4, 2026 (the “2026 Senior Notes”) under a Note Purchase Agreement dated as of July 22, 2014, among the Company, New York Life Insurance Company and the accredited institutional purchasers named therein (as amended April 10, 2020, the “NY Life 2014 Note Agreement”).

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

Prudential 2015 Amended Agreement, Including Amendments

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

    In June 2015, we entered into an Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Original Prudential 2015 Amended Agreement"), among the Company, Prudential, and the accredited institutional purchasers named therein, which amends and restates the Prudential 2014 Note Agreement. Pursuant to the Original Prudential 2015 Amended Agreement, we issued and sold through an aggregated private placement an aggregate principal amount of €88.9 million of unsecured 1.785% Series C Senior Notes due June 18, 2025 (the “2025 Series C Notes”).

    On May 9, 2019, we entered into the Amendment to Note Purchase and Private Shelf Agreement (the "Prudential First Amendment") with Prudential and the other parties thereto, which amended certain reporting provisions in the Original Prudential 2015 Amended Agreement.

    On April 10, 2020, we entered into the Second Amendment to the Prudential 2015 Amended Agreement (the “Prudential Second Amendment”), in order to (i) increase the facility size to $425 million, (ii) extend the facility issuance period to April 10, 2023, (iii) make various implementing and administrative changes in order to facilitate a $75 million notes issuance on April 14, 2020, (iv) allow the amount available to be issued under the facility to equal $425 million less the amount of notes outstanding from time to time during the issuance period and (v) modify several defined terms, schedules and covenant baskets in the Original Prudential 2015 Amended Agreement, as amended by the Prudential First Amendment, to create additional operating flexibility, and in particular to align such provisions with similar modifications we made substantially concurrently in our other debt facilities. We refer to the Original Prudential 2015 Agreement, as amended by the Prudential First Amendment and the Prudential Second Amendment, as the "Prudential 2015 Amended Agreement."

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

MetLife 2014 Note Agreement, Including Amendments

    We entered into a Multicurrency Note Purchase and Private Shelf Agreement, dated as of December 19, 2014 (the "Original MetLife 2014 Note Agreement"), among the Company, Metropolitan Life Insurance Company (“MetLife”) and the accredited institutional purchasers named therein pursuant to which we agreed to issue and sell an aggregate principal amount of $150 million of unsecured senior notes consisting of $75 million of our 3.25% Series A Senior Notes having a seven-year term (the "2022 Series A Notes"), and $75 million of our 3.72% Series B Senior Notes having a twelve-year term ("2027 Series B Notes"). The issuance, sale and purchase of these notes occurred in February 2015.

    On March 14, 2019, we amended the Original MetLife 2014 Note Agreement. Pursuant to the Original MetLife 2014 Note Agreement, as so amended, we issued and sold through a private placement an aggregate principal amount of $100 million of unsecured senior notes at a 4.19% per annum rate, due March 14, 2029 (the "2029 Series C Notes").

    On March 23, 2020, we entered into the Second Amendment to the Original MetLife 2014 Note Agreement (the “MetLife Second Amendment”), in order to (i) increase the facility size from $150 million to $300 million, (ii) extend the facility issuance period to December 20, 2022, (iii) make various implementing and administrative changes in order to facilitate a $125 million notes issuance on April 2, 2020 and (iv) allow the amount available to be issued under the facility to equal $300 million, less the amounts outstanding on 2029 Series C Notes and MetLife 2030 Series D Notes.

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

    We refer to the Original MetLife 2014 Agreement, as so amended, as the "MetLife 2014 Agreement," and together with the NY Life 2013 Note Agreement, NY Life 2014 Note Agreement, and Prudential 2015 Amended Note Agreement, collectively, as the "Senior Note Agreements."

Senior Note Agreements

    The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At December 31, 2020, we were in compliance with the covenants of the Senior Note Agreements.

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

    Annual principal payments on long-term debt at December 31, 2020, are as follows:

(in thousands)
Years Ending December 31,	Amount

2021	$50,000
2022	75,000
2023	75,000
2024	75,000
2025	184,125
Thereafter	450,000
$909,125

    Total interest paid on all debt (including our Credit Facility) for the years ended December 31, 2020, 2019 and 2018, was $32.4 million, $29.7 million, and $34.7 million, respectively.

NOTE 14.      INCOME TAXES

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

    Earnings before income taxes were as follows:

(in thousands)	For the Years Ended December 31,
	2020	2019	2018

Domestic	$483,694	$377,964	$337,437
International	178,291	144,254	120,305
	$661,985	$522,218	$457,742

    The provision (benefit) for income taxes comprised the following:

(in thousands)	For the Years Ended December 31,
	2020	2019	2018
Current
Federal	$72,921	$52,194	$47,130
State	17,346	11,967	10,415
International	26,301	24,239	22,015
	116,568	88,400	79,560
Deferred
Federal	(14,126)	4,826	3,970
State	(2,863)	269	(937)
International	(19,725)	931	(1,898)
	(36,714)	6,026	1,135
	$79,854	$94,426	$80,695

    The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate as follows:

	For the Years Ended December 31,
	2020	2019	2018

U.S. federal statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	2.4	2.3	2.6
Taxation on international earnings	(1.0)	(1.1)	(0.8)
Foreign derived intangible income	(1.1)	(1.1)	(1.3)
Share-based compensation from settlements	(5.9)	(3.6)	(4.7)
Research and development credit	(0.8)	(0.8)	(0.9)
Impact of Switzerland tax reform	(3.3)	—	—
State income tax carryforwards	—	—	(0.2)
Other, net	0.8	1.4	1.9
Effective tax rate	12.1%	18.1%	17.6%

    Our effective income tax rate was 12.1% for the year ended December 31, 2020, and 18.1% for the year ended December 31, 2019. Our effective income tax rate for the year ended December 31, 2020 was lower primarily due to the one-time positive impact related to the enactment of tax reform in Switzerland due to recording a deferred tax asset related to the transitional benefits, as well as higher tax benefits related to share-based compensation.

    Our effective income tax rate was 18.1% for the year ended December 31, 2019, and 17.6% for the year ended December 31, 2018. Our effective income tax rate for the year ended December 31, 2019, was higher primarily due to lower tax benefits related to share-based compensation, partially offset by a nonrecurring item recorded in the first quarter of 2018, that resulted from the 2017 Tax Cut and Jobs Act.

    Income taxes paid, net of refunds received, for the periods ended December 31, 2020, 2019 and 2018 were $110.7 million, $88.0 million, and $69.7 million, respectively.

    We have received a tax ruling from the Netherlands that documents our mutual understanding of how existing tax laws apply to our circumstances. This ruling expires as of December 31, 2022, and we have been informed that it will not be renewed due to changes to the advance ruling policy in the Netherlands. While the absence of an advance agreement does not preclude our ability to continue to apply existing tax laws in the same manner as allowed by the existing ruling, the lack of such agreement creates uncertainty as to our future tax rate. Further, the Netherlands has recently announced proposals to modify existing rules that, if enacted, could eliminate the benefits to which this ruling applies. We continue to consider these developments within our overall tax strategy. Primarily as a result of this tax ruling, our net income was higher by $14.2 million, $13.7 million, and $9.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. The benefits from our tax rulings are reflected within the overall benefits received from taxation on international earnings in the table above.

    The components of the net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets are as follows:

(in thousands)	December 31, 2020	December 31, 2019

Assets
Accrued expenses	$46,830	$25,296
Accounts receivable reserves	2,505	617
Deferred revenue	7,629	6,073
Inventory basis differences	4,272	3,315
Property-based differences	14,865	3,113
Intangible asset basis differences	51,319	—
Share-based compensation	10,011	10,593
Other	1,484	1,160
Net operating loss carryforwards	5,427	4,045
Tax credit carryforwards	13,385	12,276
Unrealized losses on foreign currency exchange contracts and investments	5,060	20
Total assets	162,787	66,508
Valuation allowance	(40,262)	(9,454)
Total assets, net of valuation allowance	122,525	57,054

Liabilities
Customer acquisition costs	(34,449)	(28,519)
Property-based differences	(49,547)	(33,802)
Intangible asset basis differences	(16,134)	(14,513)
Other	(2,241)	(3,961)
Unrealized gains on foreign currency exchange contracts and investments	(312)	(1,183)
Total liabilities	(102,683)	(81,978)
Net deferred tax assets (liabilities)	$19,842	$(24,924)

    As of December 31, 2020, we record valuation allowances against certain deferred tax assets related to temporary differences, including intangible asset basis differences and net operating loss (“NOL”) and tax credit carryforwards, as it is more likely than not that they will not be realized or utilized within the carryforward period.

    The following table summarizes the changes in valuation allowance for deferred tax assets:

(in thousands)	For the Years Ended December 31,
	2020	2019	2018

Balance at beginning of year	$9,454	$6,212	$6,211
Charges to costs and expense	31,076	3,489	402
Write-off/cash payments	(34)	(226)	—
Foreign currency translation	(234)	(21)	(401)
Balance at the end of the year	$40,262	$9,454	$6,212

    As of December 31, 2020, we have NOL’s in certain state and international jurisdictions of approximately $23.1 million available to offset future taxable income. Most of these NOL’s will expire at various dates between 2022 and 2027 and the remainder have indefinite lives.

    The following table summarizes the changes in unrecognized tax positions:

(in thousands)	For the Years Ended December 31,
	2020	2019	2018

Total amounts of unrecognized tax benefits, beginning of period	$26,841	$24,247	$21,417
Gross (decreases) increases in unrecognized tax positions as a result of tax positions taken during a prior period	(1,755)	(276)	2,991
Gross increases in unrecognized tax positions as a result of tax positions taken in the current period	4,199	4,083	461
Decreases in unrecognized tax positions relating to settlements with taxing authorities	(6,446)	—	—
Decreases in unrecognized tax positions as a result of a lapse of the applicable statutes of limitations	(355)	(1,213)	(622)
Total amounts of unrecognized tax benefits, end of period	$22,484	$26,841	$24,247

    The total amount of unrecognized tax benefits at December 31, 2020 and December 31, 2019, was $22.5 million and $26.8 million, respectively. Of the total unrecognized tax benefits at December 31, 2020 and 2019, $21.8 million and $21.2 million, respectively, comprise unrecognized tax positions that would, if recognized, affect our effective tax rate.

    During the years ended December 31, 2020, 2019 and 2018, we recorded interest expense and penalties of $1.3 million, $1.8 million, and $1.2 million, respectively, as income tax expense in our consolidated statement of income. At December 31, 2020, 2019, and 2018 we had $3.6 million, $3.6 million, and $2.1 million, respectively, of estimated interest expense and penalties accrued in our consolidated balance sheets.

    In the ordinary course of our business, our income tax filings are regularly under audit by tax authorities. While we believe we have appropriately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater or less than our accrued position. Accordingly, additional provisions on income tax matters, or reductions of previously accrued provisions, could be recorded in the future as we revise our estimates due to changing facts and circumstances or the underlying matters are settled or otherwise resolved. We are currently under tax examinations in various jurisdictions. We anticipate that these examinations will be concluded within the next two years. With few exceptions, we are no longer subject to income tax examinations in any jurisdiction in which we conduct significant taxable activities for years before 2015.

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

    The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Years Ended December 31,
	2020	2019	2018

Shares outstanding for basic earnings per share:	85,342	86,115	86,864

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	85,342	86,115	86,864
Dilutive effect of share-based payment awards	1,380	1,427	1,606
	86,722	87,542	88,470

    Certain options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options:

(in thousands)	For the Years Ended December 31,
	2020	2019	2018

Weighted average number of shares underlying anti-dilutive options	206	200	287

NOTE 16.      COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

    See "Note 8. Leases" for more information regarding our lease commitments.

    We are required to annually purchase a minimum amount of inventory from certain suppliers. Through 2025, we have a total of $4.0 million in minimum purchase commitments under these arrangements.

Contingencies

    We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could exceed our accruals. Except for the litigation matter described below, at December 31, 2020, our accruals with respect to actual and threatened litigation were not material.

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

    Under our current employee healthcare insurance policy for U.S. employees, we retain claims liability risk per incident up to $1 million per year in 2020, 2019, and 2018. We recognized U.S. employee healthcare claim expense of $59.5 million, $59.3 million, and $52.7 million for the years ended December 31, 2020, 2019, and 2018, respectively, which represents actual claims paid and an estimate of our liability for the uninsured portion of employee healthcare obligations that have been incurred but not paid. Should employee health insurance claims exceed our estimated liability, we would have further obligations. Our estimated liability for healthcare claims that have been incurred but not paid as of December 31, 2020 and 2019, was approximately $5.5 million and $5.0 million, respectively.

    Workers’ compensation and automobile claim expenses recognized during the years ended December 31, 2020, 2019 and 2018 and our respective liability for such claims as of December 31, 2020, 2019 and 2018 were not material. For the years ended on or prior to December 31, 2017, based on our retained claim liability per incident and our aggregate claim liability per year, our maximum liability in excess of the amounts deemed probable and previously recognized is not material as of

December 31, 2020. As of December 31, 2020, we had outstanding letters of credit totaling $1.4 million to the insurance companies as security for the claims in connection with these policies.

    We have entered into an employment agreement with our chief executive officer whereby payment may be required if we terminate his employment without cause other than following a change in control. The amount payable is based upon the executive’s salary at the time of termination and the cost to us of continuing to provide certain benefits. Had this officer been terminated without cause at December 31, 2020, other than following a change in control, we would have had an obligation for salaries and benefits of approximately $1.7 million under such agreement. In addition, the agreement provides for continued vesting of his outstanding equity awards for a period of two years, which would accelerate approximately $5.6 million of share-based compensation expense as of December 31, 2020.

    We have entered into employment agreements with each of our officers that require us to make certain payments in the event the officer’s employment is terminated under certain circumstances within a certain period following a change in control. The amount payable by us under each of these agreements is based on the officer’s salary and bonus history at the time of termination and the cost to us of continuing to provide certain benefits. Had all of our officers been terminated in qualifying terminations following a change in control at December 31, 2020, we would have had aggregate obligations of approximately $37.7 million under these agreements. These agreements also provide for the acceleration of the vesting of all stock options and restricted stock units upon any qualifying termination following a change in control. At this time, we believe the likelihood of terminations as a result of the scenarios described is remote, and therefore, we have not accrued for such loss contingencies.

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

Guarantees

    We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of potential indemnification under these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations at December 31, 2020 and 2019.

    When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. As of December 31, 2020 and 2019, we do not have any material pre-acquisition liabilities recorded.

NOTE 17.      SEGMENT REPORTING

    We operate primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as CAG; water quality products (“Water”); and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve producer efficiency, which we refer to as LPD. Our Other operating segment combines and presents products for the human medical diagnostics market with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

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

    CAG develops, designs, manufactures, and distributes products and performs services for veterinarians and the biomedical analytics market, primarily related to diagnostics and information management. Water develops, designs, manufactures, and distributes a range of products used in the detection of various microbiological parameters in water. LPD develops, designs, manufactures, and distributes diagnostic tests and related instrumentation and performs services that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to ensure the quality and safety of milk and improve producer efficiency. OPTI Medical manufactures and distributes diagnostic products and provide services for the human medical diagnostics market.

    Intersegment revenues, which are not included in the table below, were not material for the years ended December 31, 2020, 2019 and 2018.

    Effective January 1, 2020, we modified our management reporting to the Chief Operating Decision Maker to provide a more comprehensive view of the performance of our operating segments by including costs that previously were not allocated to our segments. Prior to January 1, 2020, certain costs were not allocated to our operating segments and were instead reported under the caption “Unallocated Amounts”. These costs primarily consist of our R&D function, regional or country expenses and unusual items. Corporate support function costs (such as information technology, facilities, human resources, finance and legal), health benefits and incentive compensation were charged to our business segments at pre-determined budgeted amounts or rates. Beginning January 1, 2020, the segments reflect these actual costs allocated to the segment based on various allocation methods, including revenue and headcount. Foreign exchange losses on settlements of foreign currency denominated transactions are not allocated to our operating segments and are instead reported within our Other reporting segment. These management reporting changes did not have a material impact to our segment results of operations for the years ended December 31, 2019 and 2018.

    The following tables reflect adjustments to previously reported costs in our Unallocated segment, that are now allocated to our CAG, Water, LPD and Other segments:

    For the year ended December 31, 2019:

(in thousands)
	CAG	Water	LPD	Other	Unallocated

Cost of sales	$(247)	$(11)	$(14)	$(6)	$278
Gross profit	247	11	14	6	(278)

Operating Expenses:
Sales and marketing	$(239)	$(11)	$(13)	$—	$263
General and administrative	13,004	501	625	1,363	(15,493)
Research and development	16,479	33	41	—	(16,553)
Total operating expenses	29,244	523	653	1,363	(31,783)
Income from operations	$(28,997)	$(512)	$(639)	$(1,357)	$31,505

    For the year ended December 31, 2018:

(in thousands)
	CAG	Water	LPD	Other	Unallocated

Cost of sales	$(1,540)	$(69)	$(87)	$(35)	$1,731
Gross profit	1,540	69	87	35	(1,731)

Operating Expenses:
Sales and marketing	$(574)	$(25)	$(32)	$—	$631
General and administrative	3,316	66	81	1,145	(4,608)
Research and development	15,658	(4)	(4)	—	(15,650)
Total operating expenses	18,400	37	45	1,145	(19,627)
Income from operations	$(16,860)	$32	$42	$(1,110)	$17,896

    The following tables reflect the impact to previously reported segment gross profit margin, operating income margin and operating expenses as a percentage of revenue, due to the allocation of these costs to our CAG, Water, LPD and Other segments:

    For the year ended December 31, 2019:

	CAG	Water	LPD	Other

Cost of sales	—%	—%	—%	—%
Gross profit	—%	—%	—%	—%

Operating Expenses:
Sales and marketing	—%	—%	—%	—%
General and administrative	0.6%	0.4%	0.5%	6.1%
Research and development	0.8%	—%	—%	—%
Total operating expenses	1.4%	0.4%	0.5%	6.1%
Income from operations	(1.4)%	(0.4)%	(0.5)%	(6.1)%

    For the year ended December 31, 2018:

	CAG	Water	LPD	Other

Cost of sales	(0.1)%	(0.1)%	(0.1)%	(0.2)%
Gross profit	0.1%	0.1%	0.1%	0.2%

Operating Expenses:
Sales and marketing	—%	—%	—%	—%
General and administrative	0.2%	0.1%	0.1%	5.2%
Research and development	0.8%	—%	—%	—%
Total operating expenses	1.0%	—%	—%	5.2%
Income from operations	(0.9)%	—%	—%	(5.0)%

    The following is a summary of segment performance:

(in thousands)	For the Years Ended December 31,
	CAG	Water	LPD	Other	Consolidated Total
2020
Revenue	$2,385,765	$128,625	$145,845	$46,420	$2,706,655

Income from operations	$574,887	$58,867	$40,008	$20,762	$694,524
Interest expense, net					(32,539)
Income before provision for income taxes					661,985
Provision for income taxes					79,854
Net income					582,131
Less: Net income attributable to noncontrolling interest					355
Net income attributable to IDEXX Laboratories, Inc. stockholders					$581,776

Depreciation and amortization	$84,697	$2,630	$4,070	$4,601	$95,998

2019
Revenue	$2,119,183	$132,850	$132,635	$22,240	$2,406,908

Income from operations	$462,605	$61,923	$24,735	$3,583	$552,846
Interest expense, net					(30,628)
Income before provision for income taxes					522,218
Provision for income taxes					94,426
Net income					427,792
Less: Net income attributable to noncontrolling interest					72
Net income attributable to IDEXX Laboratories, Inc. stockholders					$427,720

Depreciation and amortization	$77,620	$2,794	$4,007	$3,590	$88,011

2018
Revenue	$1,935,428	$125,198	$130,581	$22,035	$2,213,242

Income from operations	$412,623	$56,639	$19,454	$2,619	$491,335
Interest expense, net					(33,593)
Income before provision for income taxes					457,742
Provision for income taxes					80,695
Net income					377,047
Less: Net income attributable to noncontrolling interest					16
Net income attributable to IDEXX Laboratories, Inc. stockholders					$377,031

Depreciation and amortization	$72,789	$2,592	$4,094	$3,703	$83,178

    See "Note 3. Revenue Recognition" for a summary of disaggregated revenue by reportable segment and by major product and service category for the years ended December 31, 2020, 2019 and 2018.

    Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows:

(in thousands)
	December 31, 2020	December 31, 2019
Americas
United States	$412,700	$401,248
Brazil	20,797	22,274
Canada	4,993	7,784
	438,490	431,306
Europe, the Middle East and Africa
Germany	67,354	52,032
United Kingdom	10,191	12,114
Netherlands	15,267	13,586
France	2,062	2,061
Switzerland	3,743	3,508
Other	3,668	3,395
	102,285	86,696
Asia Pacific Region
Japan	4,503	5,409
Australia	3,304	4,088
Other	6,585	6,346
	14,392	15,843
Total	$555,167	$533,845

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

    Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the years ended December 31, 2020 and 2019.

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

    The amounts outstanding under our unsecured revolving credit facility ("Credit Facility" or “line of credit”) and senior notes (“long-term debt”) are measured at carrying value in our accompanying consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. At December 31, 2020, the estimated fair value and carrying value of our long-term debt were $1.0 billion and $909.1 million, respectively. At December 31, 2019, the estimated fair value and carrying value of our long-term debt were $753.6 million and $699.4 million, respectively.

    The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2020

Assets
Money market funds (1)	$76	$—	$—	$76
Equity mutual funds (2)	$1,145	$—	$—	$1,145
Foreign currency exchange contracts (3)	$—	$125	$—	$125
Liabilities
Cross currency swaps (3)	$—	$2,841	$—	$2,841
Foreign currency exchange contracts (3)	$—	$12,373	$—	$12,373
Deferred compensation (4)	$1,145	$—	$—	$1,145

(in thousands)
As of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019

Assets
Money market funds (1)	$71	$—	$—	$71
Equity mutual funds (2)	$1,676	$—	$—	$1,676
Cross currency swaps (3)	$—	$4,559	$—	$4,559
Foreign currency exchange contracts (3)	$—	$1,791	$—	$1,791
Liabilities
Foreign currency exchange contracts (3)	$—	$2,886	$—	$2,886
Deferred compensation (4)	$1,676	$—	$—	$1,676
(1)Money market funds with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of December 31, 2020, and December 31, 2019, consisted of demand deposits.
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

    We recognize all hedging instruments on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See “Note 21. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on the consolidated statements of income for the years ended December 31, 2020, 2019 and 2018.

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

    See "Note 18. Fair Value Measurements" for additional information regarding the fair value of our derivative instruments and "Note 21. Accumulated Other Comprehensive Income" for additional information regarding the effect of derivative instruments designated as cash flow hedges on the consolidated statements of income.

Cash Flow Hedges

    We have designated our foreign currency exchange contracts as cash flow hedges as these derivative instruments mitigate the exposure to variability in the cash flows of forecasted transactions attributable to foreign currency exchange. Unless noted otherwise, we have also designated our derivative instruments as qualifying for hedge accounting treatment.

    We did not de-designate any instruments from hedge accounting treatment during the years ended December 31, 2020, 2019 and 2018. Gains and losses related to hedge ineffectiveness recognized in earnings during the years ended December 31, 2020, 2019 and 2018 were not material. At December 31, 2020, the estimated amount of net losses, net of tax, which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $9.9 million if exchange rates do not fluctuate from the levels at December 31, 2020.

    We target to hedge approximately 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $202.7 million, and $210.9 million at December 31, 2020 and 2019, respectively.

    The following table presents the effect of cash flow hedge accounting on our consolidated statements of income and comprehensive income, and provides information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)		Years Ended December 31,
		2020	2019	2018

Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$1,135,615	$1,041,359	$971,700
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income		$829	$10,628	$(976)

Net Investment Hedges, Euro-Denominated Notes

    In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded a loss of $7.4 million and gains of $1.8 million and $3.9 million, net of tax, within AOCI as a result of this net investment hedge for the years ended December 31, 2020, 2019, and 2018, respectively. The related cumulative unrealized gain recorded at December 31, 2020, will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or all or a portion of the hedge no longer qualifies for hedge accounting treatment. See "Note 13. Debt" to the consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the issuance of these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

    We have entered into several cross currency swap contracts as a hedge of our net investment in foreign operations to offset foreign currency translation gains and losses on the net investment. These cross currency swaps have maturity dates beginning on June 30, 2023, through June 18, 2025. At maturity of the cross currency swap contracts, we will deliver the notional amounts of €90.0 million and will receive approximately $104.5 million from the counterparties on June 30, 2023, and we will deliver the notional amount of €15.0 million and will receive approximately $17.5 million from the counterparties on June 18, 2025. The change in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. We recorded a loss of $5.6 million, a gain of $2.1 million, and a gain of $1.4 million, net of tax, within AOCI as a result of these net investment hedges, during the years ended December 31, 2020. 2019, and 2018, respectively. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and, thus is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $2.7 million and $2.4 million related to the excluded component as a reduction of interest expense for the years ended December 31, 2020 and 2019, respectively.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

    The fair values of hedging instruments, and their respective classification on the consolidated balance sheets, and amounts subject to offset under master netting arrangements consisted of the following derivative instruments, unless otherwise noted:

(in thousands)		Hedging Assets
		December 31, 2020	December 31, 2019

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$125	$1,791
Cross currency swaps	Other long-term assets	—	4,559
Total derivative instruments presented as hedge instruments on the balance sheet		125	6,350
Gross amounts subject to master netting arrangements not offset on the balance sheet		(125)	(1,354)
Net amount		$—	$4,996

(in thousands)		Hedging Liabilities
		December 31, 2020	December 31, 2019

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$12,373	$2,886
Cross currency swaps	Other long-term liabilities	2,841	—
Total derivative instruments presented as cash flow hedges on the balance sheet		15,214	2,886
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet (1)	Long-term debt	109,125	99,422
Total hedging instruments presented on the balance sheet		124,339	102,308
Gross amounts subject to master netting arrangements not offset on the balance sheet		(125)	(1,354)
Net amount		$124,214	$100,954
(1)Amounts represent reported carrying amounts of our foreign currency denominated debt. See "Note 18. Fair Value Measurements" for information regarding the fair value of our long-term debt.

NOTE 20.      REPURCHASES OF COMMON STOCK

    As of December 31, 2020, our Board of Directors has authorized the repurchase of up to 73.0 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders, and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. As of December 31, 2020, there are approximately 6.3 million remaining shares available for repurchase under this authorization.

    We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the years ended December 31, 2020, 2019 and 2018, was not material.

    The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrenders:

(in thousands, except per share amounts)	For the Years Ended December 31,
	2020	2019	2018

Shares repurchased in the open market	721	1,215	1,773
Shares acquired through employee surrenders for statutory tax withholding	58	39	52
Total shares repurchased	779	1,254	1,825

Cost of shares repurchased in the open market	$179,623	$303,838	$368,691
Cost of shares for employee surrenders	20,603	8,054	9,375
Total cost of shares	$200,226	$311,892	$378,066

Average cost per share - open market repurchases	$249.20	$249.84	$207.92
Average cost per share - employee surrenders	$354.98	$210.10	$182.18
Average cost per share - total	$257.08	$248.62	$207.19

NOTE 21.      ACCUMULATED OTHER COMPREHENSIVE INCOME

    The changes in AOCI, net of tax, consisted of the following:

	For the Years Ended December 31, 2020 and 2019
		Unrealized (Loss) Gain on Cash Flow Hedges, Net of Tax	Unrealized (Loss) Gain on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized (Loss) Gain on Investments, Net of Tax	Foreign Currency Exchange Contracts	Euro-Denominated Notes	Cross Currency Swaps	Cumulative Translation Adjustment	Total

Balance as of December 31, 2018	$(157)	$6,229	$(394)	$1,360	$(48,829)	$(41,791)
Other comprehensive income (loss) before reclassifications	267	1,196	1,790	2,107	(1,590)	3,770
Amounts reclassified from accumulated other comprehensive income	—	(8,161)	—	—	—	(8,161)
Balance as of December 31, 2019	110	(736)	1,396	3,467	(50,419)	(46,182)
Other comprehensive (loss) income before reclassifications	(382)	(8,527)	(7,378)	(5,626)	15,151	(6,762)
Amounts reclassified from accumulated other comprehensive income	—	(671)	—	—	—	(671)
Balance as of December 31, 2020	$(272)	$(9,934)	$(5,982)	$(2,159)	$(35,268)	$(53,615)

    The following table presents components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI for the Years Ended December 31,
		2020	2019	2018

Gains (losses) on derivative instruments included in net income:
Foreign currency exchange contracts	Cost of revenue	$829	$10,628	$(976)
	Tax expense (benefit)	158	2,467	(187)
	Gains (losses), net of tax	$671	$8,161	$(789)

NOTE 22.      PREFERRED STOCK

    Our Board of Directors is authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue from time to time up to 500,000 shares of Preferred Stock, $1.00 par value per share (“Preferred Stock”), in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There are no shares of Preferred Stock outstanding as of December 31, 2020 and 2019.

NOTE 23.      IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN

    We have established the IDEXX Retirement and Incentive Savings Plan (the “401(k) Plan”). U.S. employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries. We match a portion of these contributions, not to exceed 5% of participants’ eligible compensation. We matched $23.4 million, $21.1 million, and $19.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, we may make contributions to the 401(k) Plan at the discretion of the Board of Directors. There were no discretionary contributions in 2020, 2019 or 2018.

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

4.1
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2019, File No. 0-19271 ("2019 Form 10-K"), and incorporated herein by reference).

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

4.6
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

4.7
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

4.8
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

4.9
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

4.10
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

4.11
First Amendment to Multicurrency Note Purchase and Private Shelf Agreement, dated March 14, 2019, among the Company, as issuer, and IDEXX Distribution, Inc., IDEXX Operations, Inc., and OPTI Medical Systems, Inc., each as a subsidiary guarantor, and Metropolitan Life Insurance Company, MetLife Reinsurance Company of Bermuda, Ltd., Brighthouse Life Insurance Company, Symetra Life Insurance Company, and AXIS Reinsurance Company (filed as Exhibit 10.2 to Current Report on Form 8-K filed March 15, 2019, File No. 0-19271, and incorporated herein by reference).

4.12
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

10.14
Waiver to U.S. Supply Agreement, effective as of October 16, 2003, as amended, among IDEXX Operations, Inc., the Company and Ortho-Clinical Diagnostics, Inc. dated as of April 7, 2020 (filed as Exhibit 10.1 Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 0-19271, and incorporated herein by reference).

10.15*
Letter Agreement between Ortho-Clinical Diagnostics, Inc. and IDEXX Operations, Inc. and IDEXX Europe B.V. dated as of July 10, 2020 (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed October 29, 2020, File No. 0-19271, and incorporated herein by reference).

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

10.18
Restated Executive Deferred Compensation Plan, as amended (filed as Exhibit No. 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 0-19271, and incorporated herein by reference).

10.19**	IDEXX Laboratories, Inc. 1997 Employee Stock Purchase Plan, as amended (filed herewith).

10.20**	2009 Stock Incentive Plan, as amended (filed as Exhibit No. 99.1 to Registration Statement on Form S-8 filed December 30, 2013, File No. 333-193136, and incorporated herein by reference).

10.21**
2018 Stock Incentive Plan (filed as Appendix B to the Definitive Proxy Statement on Schedule 14A for the 2018 Annual Meeting of Stockholders filed on March 28, 2018, and incorporated herein by reference).

10.22**	Summary of Executive Incentive Plan (filed herewith).

10.23**	Form of Director Stock Option Agreement (filed as Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2018, File No. 0-19271, and incorporated herein by reference).

10.24**	Form of Director Restricted Stock Unit (filed as Exhibit 10.24 to 2019 Form 10-K, and incorporated herein by reference).

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

10.27**
Form of Employee Stock Option Agreement for grants in 2018 and 2019 (filed as Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2018, File No. 0-19271 ("2018 Form 10-K"), and incorporated by reference herein).

10.28**	Form of Employee Stock Option Agreement for grants beginning in 2020 (filed as Exhibit 10.28 to 2019 Form 10-K, and incorporated herein by reference).

10.29**
Form of Employee Restricted Stock Unit Agreement for grants in 2015 (filed as Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2009, File No. 0-19271, and incorporated herein by reference).

10.30**
Form of Employee Restricted Stock Unit Agreement for grants in 2016 and 2017 (filed as Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2015, File No. 0-19271, and incorporated herein by reference).

10.31**	Form of Employee Restricted Stock Unit Agreement for grants in 2018 and 2019 (filed as Exhibit 10.26 to 2018 Form 10-K, and incorporated herein by reference).

10.32**	Form of Employee Restricted Stock Unit for grants beginning in 2020 (filed as Exhibit 10.32 to 2019 Form 10-K, and incorporated herein by reference).

10.33**	Form of Employee Performance-Based Restricted Stock Unit Agreement (filed as Exhibit 10.27 to 2018 Form 10-K, and incorporated herein by reference).

10.34
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

10.37**
Amendment to Senior Advisory Agreement, dated April 14, 2020, by and between the Company and Mr. Jonathan W. Ayers (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed April 30, 2020, File No. 0-19271, and incorporated herein by reference).

10.38**
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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial and related information from IDEXX Laboratories, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Stockholders' Equity (Deficit); (v) the Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.

*	Confidential treatment requested as to certain portions.

**	Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDEXX LABORATORIES, INC.

By: /s/ Jonathan J. Mazelsky
Date: February 12, 2021	Jonathan J. Mazelsky
President and Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jonathan J. Mazelsky	President, Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2021
Jonathan J. Mazelsky

/s/ Brian P. McKeon	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 12, 2021
Brian P. McKeon

/s/ Lawrence D. Kingsley	Non-Executive Board Chair	February 12, 2021
Lawrence D. Kingsley

/s/ Jonathan W. Ayers	Director	February 12, 2021
Jonathan W. Ayers

/s/ Asha S. Collins, PhD	Director	February 12, 2021
Asha S. Collins, PhD

/s/ Bruce L. Claflin	Director	February 12, 2021
Bruce L. Claflin

/s/ Stuart M. Essig, PhD	Director	February 12, 2021
Stuart M. Essig, PhD

/s/ Rebecca M. Henderson, PhD	Director	February 12, 2021
Rebecca M. Henderson, PhD

/s/ Daniel M. Junius	Director	February 12, 2021
Daniel M. Junius

/s/ Sam A. Samad	Director	February 12, 2021
Sam A. Samad

/s/ M. Anne Szostak	Director	February 12, 2021
M. Anne Szostak

/s/ Sophie V. Vandebroek, PhD	Director	February 12, 2021
Sophie V. Vandebroek, PhD