Form 10-Q
period 2021-03-31
IDEXX LABORATORIES INC /DE
filed 2021-05-04
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 85,280,654, on April 29, 2021.

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

    In order to aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term/ Abbreviation	Definition

AOCI	Accumulated other comprehensive income or loss
CAG	Companion Animal Group, a reporting segment that provides veterinarians diagnostic products and services and information management solutions that enhance the health and well-being of pets.
Credit Facility	Our $1 billion unsecured revolving credit facility, also referred to as line of credit.
Clinical visits	The reason for the visit involves an interaction between a clinician and a pet, including wellness and non-wellness visit types.
FASB	U.S. Financial Accounting Standards Board
LPD	Livestock, Poultry and Dairy, a reporting segment that provides diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve producer efficiency.
Non-wellness visits	Patient visits where the reason for the visit is sickness, procedure, or monitoring.
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
Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION
Item 1.  Financial Statements.
IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020

ASSETS
Current Assets:
Cash and cash equivalents	$351,163	$383,928
Accounts receivable, net	381,792	331,429
Inventories	225,559	209,873
Other current assets	139,284	137,508
Total current assets	1,097,798	1,062,738
Long-Term Assets:
Property and equipment, net	543,963	555,167
Operating lease right-of-use assets	93,565	91,171
Goodwill	242,586	243,347
Intangible assets, net	53,969	52,543
Other long-term assets	295,504	289,595
Total long-term assets	1,229,587	1,231,823
TOTAL ASSETS	$2,327,385	$2,294,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$87,175	$74,558
Accrued liabilities	366,877	415,648
Current portion of long-term debt	124,971	49,988
Current portion of deferred revenue	41,639	42,567
Total current liabilities	620,662	582,761
Long-Term Liabilities:
Deferred income tax liabilities	18,566	11,707
Long-term debt, net of current portion	778,747	858,492
Long-term deferred revenue, net of current portion	44,233	46,163
Long-term operating lease liabilities	78,193	77,039
Other long-term liabilities	83,549	85,604
Total long-term liabilities	1,003,288	1,079,005
Total liabilities	1,623,950	1,661,766

Commitments and Contingencies (Note 15)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued:106,676 shares in 2021 and 106,457 shares in 2020; Outstanding: 85,365 shares in 2021 and 85,449 shares in 2020	10,668	10,646
Additional paid-in capital	1,321,086	1,294,849
Deferred stock units: Outstanding: 87 units in 2021 and 87 units in 2020	4,549	4,503
Retained earnings	2,379,852	2,175,595
Accumulated other comprehensive loss	(59,536)	(53,615)
Treasury stock, at cost: 21,311 shares in 2021 and 21,008 shares in 2020	(2,953,923)	(2,799,890)
Total IDEXX Laboratories, Inc. stockholders’ equity	702,696	632,088
Noncontrolling interest	739	707
Total stockholders’ equity	703,435	632,795
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,327,385	$2,294,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Revenue:
Product revenue	$454,348	$364,773
Service revenue	323,359	261,563
Total revenue	777,707	626,336
Cost of Revenue:
Cost of product revenue	147,270	125,454
Cost of service revenue	159,655	141,292
Total cost of revenue	306,925	266,746
Gross profit	470,782	359,590
Expenses:
Sales and marketing	114,811	116,143
General and administrative	70,770	65,812
Research and development	37,579	33,310
Income from operations	247,622	144,325
Interest expense	(7,584)	(7,692)
Interest income	52	140
Income before provision for income taxes	240,090	136,773
Provision for income taxes	35,801	24,917
Net income	204,289	111,856
Less: Net income attributable to noncontrolling interest	32	29
Net income attributable to IDEXX Laboratories, Inc. stockholders	$204,257	$111,827

Earnings per Share:
Basic	$2.39	$1.31
Diluted	$2.35	$1.29
Weighted Average Shares Outstanding:
Basic	85,530	85,427
Diluted	86,917	86,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Net income	$204,289	$111,856
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(19,333)	(22,206)
Unrealized gain on Euro-denominated notes, net of tax expense of $1,150 in 2021 and $330 in 2020	3,648	1,047
Unrealized gain (loss) on investments, net of tax expense (benefit) of $46 in 2021 and $(89) in 2020	147	(279)
Unrealized gain (loss) on derivative instruments:
Unrealized gain on foreign currency exchange contracts, net of tax expense of $1,249 in 2021 and $2,052 in 2020	4,415	9,426
Unrealized gain on cross currency swaps, net of tax expense of $1,043 in 2021 and $869 in 2020	3,308	4,049
Reclassification adjustment for loss (gain) included in net income, net of tax benefit (expense) of $536 in 2021 and $(240) in 2020	1,894	(1,101)
Unrealized gain on derivative instruments	9,617	12,374
Other comprehensive (loss), net of tax	(5,921)	(9,064)
Comprehensive income	198,368	102,792
Less: Comprehensive income attributable to noncontrolling interest	32	29
Comprehensive income attributable to IDEXX Laboratories, Inc.	$198,336	$102,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity
Balance December 31, 2020	106,457	$10,646	$1,294,849	$4,503	$2,175,595	$(53,615)	$(2,799,890)	$707	$632,795
Net income	—	—	—	—	204,257	—	—	32	204,289
Other comprehensive loss, net	—	—	—	—	—	(5,921)	—	—	(5,921)
Repurchases of common stock, net	—	—	—	—	—	—	(154,033)	—	(154,033)
Common stock issued under stock plans	219	22	17,408	—	—	—	—	—	17,430
Share-based compensation cost	—	—	8,829	46	—	—	—	—	8,875
Balance March 31, 2021	106,676	$10,668	$1,321,086	$4,549	$2,379,852	$(59,536)	$(2,953,923)	$739	$703,435

Balance December 31, 2019	105,711	$10,571	$1,213,517	$4,462	$1,595,648	$(46,182)	$(2,600,543)	$352	$177,825
Cumulative effect of accounting changes	—	—	—	—	(1,829)	—	—	—	(1,829)
Net income	—	—	—	—	111,827	—	—	29	111,856
Other comprehensive loss, net	—	—	—	—	—	(9,064)	—	—	(9,064)
Repurchases of common stock	—	—	—	—	—	—	(187,767)	—	(187,767)
Common stock issued under stock plans	203	20	9,730	—	—	—	—	—	9,750
Share-based compensation cost	—	—	7,238	46	—	—	—	—	7,284
Balance March 31, 2020	105,914	$10,591	$1,230,485	$4,508	$1,705,646	$(55,246)	$(2,788,310)	$381	$108,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Cash Flows from Operating Activities:
Net income	$204,289	$111,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,057	23,204
Provision for credit losses	186	4,229
Deferred income taxes	5,244	2,853
Share-based compensation expense	8,875	7,284
Other	333	(13)
Changes in assets and liabilities:
Accounts receivable	(54,735)	(38,062)
Inventories	(7,919)	(14,434)
Other assets and liabilities	(57,081)	(64,881)
Accounts payable	2,460	(1,755)
Deferred revenue	(2,287)	(2,410)
Net cash provided by operating activities	124,422	27,871
Cash Flows from Investing Activities:
Purchases of property and equipment	(20,163)	(49,002)
Acquisition of intangible assets and equity investment	—	(668)
Acquisitions of a business, net of cash acquired	(4,424)	—
Net cash used by investing activities	(24,587)	(49,670)
Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	—	198,110
Repurchases of common stock, net	(132,262)	(182,815)
Proceeds from exercises of stock options and employee stock purchase plans	17,594	10,210
Shares withheld for statutory tax withholding on restricted stock	(14,983)	(8,604)
Net cash (used) provided by financing activities	(129,651)	16,901
Net effect of changes in exchange rates on cash	(2,949)	(4,033)
Net decrease in cash and cash equivalents	(32,765)	(8,931)
Cash and cash equivalents at beginning of period	383,928	90,326
Cash and cash equivalents at end of period	$351,163	$81,395

Supplemental Cash Flow Information:
Cash paid for income taxes	$12,171	$12,020
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$6,592	$14,123

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2020, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and our Annual Report on Form 10-K for the year ended December 31, 2020, (the “2020 Annual Report”) filed with the SEC.

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

NOTE 2. ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021, are consistent with those discussed in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in our 2020 Annual Report, except as noted below.

New Accounting Pronouncements Adopted

Effective January 1, 2021, we adopted ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around goodwill recognized for tax purposes and the allocation of current and deferred tax expense among legal entities, among other minor changes. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

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

Lease Revenue. Revenues from instrument rental agreements and reagent rental programs are recognized either as operating leases on a ratable basis over the term of the agreement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental agreements in equal monthly amounts over the term of the rental agreement. Our reagent rental programs provide our customers the right to use our instruments upon entering into agreements to purchase specified amounts of consumables, which are considered embedded leases. For some agreements, the customers are provided with the right to purchase the instrument at the end of the lease term. Lease revenues from these agreements are presented in product revenue on our unaudited condensed consolidated income statement. Lease revenue was approximately $4.8 million for the three months ended March 31, 2021, as compared to $4.2 million for the three months ended March 31, 2020, including both operating leases and sales-type leases under ASC 842, Leases, for leases entered into after January 1, 2019, and ASC 840, Leases, for leases entered into prior to 2019. See below for revenue recognition under our reagent rental programs.

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

On December 31, 2020, our deferred revenue related to extended warranties and post-contract support was $35.1 million, of which approximately $14.9 million was recognized during the three months ended March 31, 2021. Furthermore, as a result of new agreements, our deferred revenue related to extended warranties and post-contract support was $33.8 million at March 31, 2021. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $19.3 million at March 31, 2021, of which approximately 36%, 35%, 19%, 7%, and 3% are expected to be recognized during the remainder of 2021, the full years 2022, 2023, 2024, and thereafter, respectively. Additionally, we have determined these agreements do not include a significant financing component.

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

On December 31, 2020, our capitalized customer acquisition costs were $148.1 million, of which approximately $11.5 million was recognized as a reduction of revenue during the three months ended March 31, 2021. Furthermore, as a result of new up-front customer loyalty payments, net of subsequent recognition, our capitalized customer acquisition costs were $152.6 million at March 31, 2021. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the three months ended March 31, 2021, were not material.

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

On December 31, 2020, our volume commitment contract assets were $115.5 million, of which approximately $6.9 million was reclassified to accounts receivable when customers were billed for related products and services during the three months ended March 31, 2021. Furthermore, as a result of new placements under volume commitment programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our contract assets were $122.6 million at March 31, 2021. We monitor customer purchases over the term of their agreement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the three months ended March 31, 2021, were not material.

For our up-front customer loyalty and volume commitment programs, we estimate future revenues related to multi-year agreements to be approximately $2.3 billion, of which approximately 20%, 24%, 22%, 17%, and 17% are expected to be recognized during the remainder of 2021, the full years 2022, 2023, 2024, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to purchase goods and services, net of the expected revenue reductions from customer acquisition costs and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

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

On December 31, 2020, our deferred revenue related to instrument rebate programs was $39.3 million, of which approximately $3.9 million was recognized when customers purchased eligible products and services and earned rebates during the three months ended March 31, 2021. Furthermore, as a result of new instrument purchases under rebate programs, net of subsequent recognition, our deferred revenue was $37.4 million at March 31, 2021, of which approximately 29%, 29%, 19%, 12%, and 11% are expected to be recognized during the remainder of 2021, the full years 2022, 2023, 2024, and thereafter, respectively.

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

Sales-type Reagent Rental Programs. Our reagent rental programs that effectively transfer control of instruments to our customers are classified as sales-type leases, and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is transferred to accounts receivable when customers are billed for future products and services over the term of the contract. On December 31, 2020, our lease receivable assets were $11.1 million, of which approximately $0.5 million was reclassified to accounts receivable when customers were billed for related products and services during the three months ended March 31, 2021. Furthermore, as a result of new placements under sales-type reagent rental programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $11.8 million at March 31, 2021. The impacts of discounting and unearned income at March 31, 2021, were not material. Profit and loss recognized at the commencement date and interest income during the three months ended March 31, 2021, were not material. We monitor customer purchases over the term of their agreement to assess the realizability of our lease receivable assets. Impairments, during the three months ended March 31, 2021, were not material.

Operating-type Reagent Rental Programs. Our reagent rental programs that do not effectively transfer control of instruments to our customers are classified as operating leases, and we recognize instrument revenue and costs ratably over the term of the agreement. The cost of the instrument is capitalized within property and equipment. During the three months ended March 31, 2021, we transferred instruments of $2.5 million as compared to $2.3 million for the three months ended March 31, 2020, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental programs of approximately $37.9 million, of which approximately 27%, 28%, 21%, 14%, and 10% are expected to be recognized during the remainder of 2021, the full years 2022, 2023, 2024, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of any expected price adjustments, and as a result, may be lower than stated contractual commitments by our customers.

Other Customer Incentive Programs. Certain agreements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified purchase threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method for incentives that are offered to individual customers and the expected-value method for programs that are offered to a broad group of customers. Revenue adjustments that relate to performance obligations satisfied in prior periods during the three months ended March 31, 2021, were not material. Refund obligations related to customer incentive programs are recorded in accrued liabilities for the actual issuance of incentives, incentives earned but not yet issued and estimates of incentives to be earned in the future.

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

Accounts Receivable. We recognize revenue when it is probable that we will collect substantially all of the consideration to which we will be entitled, based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. We have no significant customers that accounted for greater than 10% of our consolidated revenues, and we have no concentration of credit risk as of March 31, 2021.

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

The following table presents disaggregated revenue by major product and service categories:

(in thousands)	For the Three Months Ended March 31,
	2021	2020
CAG segment revenue:
CAG Diagnostics recurring revenue:	$617,280	$487,925
IDEXX VetLab consumables	246,092	188,713
Rapid assay products	69,611	57,430
Reference laboratory diagnostic and consulting services	275,781	220,261
CAG Diagnostics services and accessories	25,796	21,521
CAG Diagnostics capital - instruments	31,190	23,833
Veterinary software, services and diagnostic imaging systems	44,297	40,238
CAG segment revenue	692,767	551,996

Water segment revenue	34,040	34,149
LPD segment revenue	39,270	34,154
Other segment revenue	11,630	6,037
Total revenue	$777,707	$626,336

Revenue by principal geographic area, based on customers’ domiciles, was as follows:

(in thousands)	For the Three Months Ended March 31,
	2021	2020
United States	$472,638	$396,783
Europe, the Middle East and Africa	171,250	129,766
Asia Pacific Region	84,782	63,512
Canada	33,458	24,247
Latin America	15,579	12,028
Total	$777,707	$626,336

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

On December 31, 2020, our deferred commission costs, included within other assets, were $17.5 million, of which approximately $1.5 million of commission expense was recognized during the three months ended March 31, 2021. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $17.9 million at March 31, 2021. Impairments of deferred commission costs, during the three months ended March 31, 2021, were not material.

NOTE 4. ACQUISITIONS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range and customer base or expanding our existing product lines. From time to time we may acquire the assets of small reference labs that we account for as an asset purchase.

During the first quarter of 2021, we acquired the shares of a reference laboratory located in Switzerland for approximately $5.5 million in cash, including hold back and contingent payments of approximately $1.1 million. This acquisition expands our international reference laboratory presence and was accounted for as a business combination. The preliminary fair value of the assets acquired consists of approximately $4.3 million in intangible assets, primarily for customer relationships, which will be amortized over 9 years, approximately $1.8 million for goodwill, representing synergies within our broader CAG portfolio, and approximately $0.6 million of liabilities, including deferred taxes associated with the acquired intangible assets. The purchase price allocation is subject to revision as additional information becomes available from third-parties regarding tax related matters, contingencies, and certain assets and liabilities. Goodwill related to this acquisition is not deductible for tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our CAG segment since the acquisition date. The acquisition expenses were not material.
NOTE 5. SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units, and employee stock purchase rights awarded during the three months ended March 31, 2021, totaled $44.3 million as compared to $36.3 million for the three months ended March 31, 2020. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at March 31, 2021, was $88.5 million, which will be recognized over a weighted average period of approximately 2.0 years. During the three months ended March 31, 2021, we recognized expenses of $8.9 million as compared to $7.3 million for the three months ended March 31, 2020, related to share-based compensation.

We determine the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at each grant date. As such, we may use different assumptions for options granted throughout the year. Option awards are granted with an exercise price equal to or greater than the closing market price of our common stock at the date of grant. We have never paid any cash dividends on our common stock, and we have no intention to pay such a dividend at this time; therefore, we assume that no dividends will be paid over the expected terms of option awards.

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Three Months Ended March 31,
	2021	2020

Share price at grant	$544.08	$288.78
Share price at exercise	$548.15	$288.78
Expected stock price volatility	31%	27%
Expected term, in years	6.2	6.0
Risk-free interest rate	0.7%	1.5%
Weighted average fair value of options granted	$168.35	$84.21

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

Accounts Receivable

The allowance for credit losses associated with accounts receivable was $6.7 million and $6.8 million at March 31, 2021 and December 31, 2020, respectively. Accounts receivable reflected on the balance sheet is net of this reserve. Based on an aging analysis, at March 31, 2021, approximately 91% of our accounts receivable had not yet reached the invoice due date and approximately 9% was considered past due, of which approximately 1% was greater than 60 days past due. At December 31, 2020, approximately 88% of our accounts receivable had not yet reached the invoice due date and approximately 12% was considered past due, of which approximately 1.5% was greater than 60 days past due.

Contract assets and lease receivables

The allowance for credit losses associated with the contract assets and lease receivables was $3.8 million and $3.7 million at March 31, 2021 and December 31, 2020, respectively. The assets reflected on the balance sheet are net of these reserves. Historically, we have experienced low credit loss rates on our customer commitment programs and lease receivables. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

NOTE 7. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The components of inventories were as follows:

(in thousands)	March 31, 2021	December 31, 2020

Raw materials	$54,197	$45,986
Work-in-process	24,889	20,374
Finished goods	146,473	143,513
Inventories	$225,559	$209,873

NOTE 8. LEASES

Maturities of operating lease liabilities were as follows:

(in thousands, except lease term and discount rate)	March 31, 2021

2021 (remainder of year)	$14,913
2022	20,465
2023	16,096
2024	11,367
2025	8,453
Thereafter	39,756
Total lease payments	111,050
Less imputed interest	(14,950)
Total	$96,100

Total minimum future lease payments of approximately $7.2 million for leases that have not commenced as of March 31, 2021, are not included in the condensed consolidated financial statements, as we do not yet control the underlying assets. These leases are expected to commence in 2021 with lease terms of approximately 2 to 13 years.

Supplemental cash flow information for leases was as follows:

(in thousands)	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Cash paid for amounts included in the measurement of operating leases liabilities	$5,434	$5,015
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations	$8,180	$2,796

NOTE 9. OTHER CURRENT AND LONG-TERM ASSETS

Other current assets consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020

Customer acquisition costs	$45,260	$43,751
Prepaid expenses	34,762	34,556
Contract assets, net	26,601	23,837
Taxes receivable	14,708	19,476
Deferred sales commissions	5,910	5,738
Other assets	12,043	10,150
Other current assets	$139,284	$137,508

Other long-term assets consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020

Customer acquisition costs	$107,345	$104,369
Contract assets, net	95,962	91,681
Deferred income taxes	28,340	31,549
Deferred sales commissions	11,968	11,719
Investment in long-term product supply arrangements	11,185	12,065
Taxes receivable	6,329	6,329
Other assets	34,375	31,883
Other long-term assets	$295,504	$289,595

NOTE 10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020

Accrued expenses	$108,576	$112,526
Accrued employee compensation and related expenses	100,156	167,649
Accrued customer incentives and refund obligations	80,755	75,064
Accrued taxes	59,483	42,676
Current lease liabilities	17,907	17,733
Accrued liabilities	$366,877	$415,648

Other long-term liabilities consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020

Accrued taxes	$60,898	$60,313
Other accrued long-term expenses	22,651	25,291
Other long-term liabilities	$83,549	$85,604

NOTE 11. REPURCHASES OF COMMON STOCK

We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three months ended March 31, 2021 and 2020 was not material.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrender:

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2021	2020

Shares repurchased in the open market	277	721
Shares acquired through employee surrender for statutory tax withholding	28	30
Total shares repurchased	305	751

Cost of shares repurchased in the open market	$139,213	$179,623
Cost of shares for employee surrenders	14,983	8,604
Total cost of shares	$154,196	$188,227

Average cost per share - open market repurchases	$501.62	$249.20
Average cost per share - employee surrenders	$544.08	$288.78
Average cost per share - total	$505.45	$250.77

NOTE 12. INCOME TAXES

Our effective income tax rate was 14.9% for the three months ended March 31, 2021, as compared to 18.2% for the three months ended March 31, 2020, The decrease in our effective tax rate for the three months ended March 31, 2021, as compared to the same period in the prior year, was primarily driven by higher tax benefits from share-based compensation and regional earnings mix.

The effective tax rate for the three months ended March 31, 2021, differed from the U.S. statutory tax rate of 21% primarily due to tax benefits from share-based compensation.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, consisted of the following:

	For the Three Months Ended March 31, 2021
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax	Unrealized (Loss) Gain on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized Gain (Loss) on Investments, Net of Tax	Foreign Currency Exchange Contracts	Euro-Denominated Notes	Cross Currency Swaps	Cumulative Translation Adjustment	Total

Balance as of December 31, 2020	$(272)	$(9,934)	$(5,982)	$(2,159)	$(35,268)	$(53,615)
Other comprehensive (loss) income before reclassifications	147	4,415	3,648	3,308	(19,333)	(7,815)
Loss reclassified from accumulated other comprehensive income	—	1,894	—	—	—	1,894
Balance as of March 31, 2021	$(125)	$(3,625)	$(2,334)	$1,149	$(54,601)	$(59,536)

	For the Three Months Ended March 31, 2020
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax	Unrealized Gain on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized (Loss) Gain on Investments, Net of Tax	Foreign Currency Exchange Contracts	Euro-Denominated Notes	Cross Currency Swaps	Cumulative Translation Adjustment	Total

Balance as of December 31, 2019	$110	$(736)	$1,396	$3,467	$(50,419)	$(46,182)
Other comprehensive (loss) income before reclassifications	(279)	9,426	1,047	4,049	(22,206)	(7,963)
Gain reclassified from accumulated other comprehensive income	—	(1,101)	—	—	—	(1,101)
Balance as of March 31, 2020	$(169)	$7,589	$2,443	$7,516	$(72,625)	$(55,246)
The following tables present components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended March 31,
		2021	2020
Gain (loss) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$(2,430)	$1,341
	Tax expense (benefit)	(536)	240
	Gain (loss), net of tax	$(1,894)	$1,101

NOTE 14. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to our stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the total unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase our common stock at the average market price during the period. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent. See Note 5 to the consolidated financial statements in our 2020 Annual Report for additional information regarding deferred stock units.

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Three Months Ended March 31,
	2021	2020

Shares outstanding for basic earnings per share	85,530	85,427

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	85,530	85,427
Dilutive effect of share-based payment awards	1,387	1,278
	86,917	86,705

Certain awards and options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Three Months Ended March 31,
	2021	2020

Weighted average number of shares underlying anti-dilutive awards	20	34
Weighted average number of shares underlying anti-dilutive options	72	197

NOTE 15. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

See “Note 8. Leases”, for more information regarding our lease commitments.

Contingencies and Guarantees

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could be higher and lower than our accruals. Except for the litigation matter described below, at March 31, 2021, our accruals with respect to actual and threatened litigation were not material.

We are a defendant in an ongoing litigation matter involving an alleged breach of contract for underpayment of royalty payments made from 2004 through 2017 under an expired patent license agreement. The plaintiff has asserted a claim of approximately $50 million, inclusive of interest, alleging that the incorrect royalty provision was applied to certain licensed products and services throughout the agreement term and that royalties were also due on non-licensed diagnostic services that were provided concurrently with licensed services. The trial court has ruled in favor of the plaintiff in this matter and we are appealing the judgment and continue to vigorously defend ourselves against the plaintiff’s allegations. While we believe the claim is without merit, litigation is inherently unpredictable and there can be no assurance that we will prevail in this matter. During the third quarter of 2020. we established an accrual of $27.5 million related to this ongoing matter, which represents the amount of a possible loss that we have determined to be probable and estimable. We have not made any adjustments to this accrual since it was established. The actual cost of resolving this matter may be higher or lower than the amount we have accrued.

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

We have had no significant changes to our contingencies and guarantees discussed in Note 16 to the consolidated financial statements in our 2020 Annual Report.

NOTE 16. SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. Our reportable segments include diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve dairy efficiency, which we refer to as Livestock, Poultry and Dairy (“LPD”). Although our LPD segment does not meet the quantitative thresholds to be reported as a separate segment, we believe it is important to disaggregate these revenues as a major product and service category within our Other reportable segment given its distinct markets, and therefore we have elected to report LPD as a reportable segment. Our Other operating segment combines and presents products and services for the human medical diagnostics (“OPTI Medical”) market with our out-licensing arrangements. Assets are not allocated to segments for internal reporting purposes.

The following is a summary of segment performance:

(in thousands)	For the Three Months Ended March 31,
	CAG	Water	LPD	Other	Consolidated Total
2021
Revenue	$692,767	$34,040	$39,270	$11,630	$777,707

Income from operations	$213,210	$14,772	$13,808	$5,832	$247,622
Interest expense, net					(7,532)
Income before provision for income taxes					240,090
Provision for income taxes					35,801
Net income					204,289
Less: Net income attributable to noncontrolling interest					32
Net income attributable to IDEXX Laboratories, Inc. stockholders					$204,257

2020
Revenue	$551,996	$34,149	$34,154	$6,037	$626,336

Income from operations	$118,659	$15,882	$9,663	$121	$144,325
Interest expense, net					(7,552)
Income before provision for income taxes					136,773
Provision for income taxes					24,917
Net income					111,856
Less: Net income attributable to noncontrolling interest					29
Net income attributable to IDEXX Laboratories, Inc. stockholders					$111,827

See “Note 3. Revenue Recognition” for a summary of disaggregated revenue by reportable segment and by major product and service category for the three months ended March 31, 2021 and 2020.
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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers in or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2021.

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

The amounts outstanding under our unsecured revolving credit facility (“Credit Facility” or “line of credit”) and senior notes (“long-term debt”) are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $979.8 million and $904.3 million, respectively, as of March 31, 2021, and $1.0 billion and $909.1 million, respectively, as of December 31, 2020.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2021

Assets
Money market funds(1)	$76	$—	$—	$76
Equity mutual funds(2)	$1,079	$—	$—	$1,079
Cross currency swaps(3)	$—	$1,510	$—	$1,510
Foreign currency exchange contracts(3)	$—	$2,223	$—	$2,223
Liabilities
Foreign currency exchange contracts(3)	$—	$6,897	$—	$6,897
Deferred compensation(4)	$1,079	$—	$—	$1,079

(in thousands)
As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2020

Assets
Money market funds(1)	$76	$—	$—	$76
Equity mutual funds(2)	$1,145	$—	$—	$1,145
Foreign currency exchange contracts(3)	$—	$125	$—	$125
Liabilities
Cross currency swaps(3)	$—	$2,841	$—	$2,841
Foreign currency exchange contracts(3)	$—	$12,373	$—	$12,373
Deferred compensation(4)	$1,145	$—	$—	$1,145
(1)Money market funds with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of March 31, 2021 and December 31, 2020, consisted of demand deposits.
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

We recognize all hedging instruments on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See “Note 13. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on our unaudited condensed consolidated statements of income for the three months ended March 31, 2021 and 2020.

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

We did not de-designate any instruments from hedge accounting treatment during either the three months ended March 31, 2021 or 2020. At March 31, 2021, the estimated amount of net losses, net of tax, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $4.1 million if exchange rates do not fluctuate from the levels at March 31, 2021.

We target to hedge approximately 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $199.2 million and $202.7 million at March 31, 2021 and December 31, 2020, respectively.

The following tables present the effect of cash flow hedge accounting on our unaudited condensed consolidated statements of income and comprehensive income, and provide information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)		Three Months Ended March 31,
		2021	2020

Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$306,925	$266,746
Foreign exchange contracts
Amount of (loss) gain reclassified from accumulated other comprehensive income into income		$(2,430)	$1,341

Net Investment Hedges, Euro-Denominated Notes

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded gains of $3.6 million, net of tax, within AOCI as a result of this net investment hedge for the three months ended March 31, 2021, and gains of $1.0 million for the three months ended March 31, 2020. The related cumulative unrealized gain recorded at March 31, 2021, will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or a portion of the hedge no longer qualifies for hedge accounting treatment. See Note 13 to the consolidated financial statements included in our 2020 Annual Report for further information regarding the issuance of these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

We have entered into several cross currency swap contracts as a hedge of our net investment in foreign operations to offset foreign currency translation gains and losses on the net investment. These cross currency swaps have maturity dates beginning on June 30, 2023, through June 18, 2025. At maturity of the cross currency swap contracts, we will deliver the notional amount of €90.0 million and will receive approximately $104.5 million from the counterparties on June 30, 2023, and we will deliver the notional amount of €15 million and will receive approximately $17.5 million from the counterparties on June 18, 2025. The change in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. During the three months ended March 31, 2021, we recorded gains of $3.3 million, net of tax, within AOCI as a result of these net investment hedges, and gains of $4.0 million during the three months ended March 31, 2020. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and, thus is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $0.7 million related to the excluded component as a reduction of interest expense for the three months ended March 31, 2021, and $0.7 million for the three months ended March 31, 2020.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following derivative instruments, unless otherwise noted:

(in thousands)		Hedging Assets
		March 31, 2021	December 31, 2020

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$1,595	$125
Cross currency swaps	Other long-term assets	1,510	—
Foreign currency exchange contracts	Other long-term assets	628	—
Total derivative instruments presented as hedge instruments on the balance sheet		3,733	125
Gross amounts subject to master netting arrangements not offset on the balance sheet		(2,223)	(125)
Net amount		$1,510	$—

(in thousands)		Hedging Liabilities
		March 31, 2021	December 31, 2020

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$6,863	$12,373
Cross currency swaps	Other long-term liabilities	—	2,841
Foreign currency exchange contracts	Other long-term liabilities	34	—
Total derivative instruments presented as cash flow hedges on the balance sheet		6,897	15,214
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet(1)	Long-term debt	104,327	109,125
Total hedging instruments presented on the balance sheet		111,224	124,339
Gross amounts subject to master netting arrangements not offset on the balance sheet		(2,223)	(125)
Net amount		$109,001	$124,214
(1) Amounts represent reported carrying amounts of our foreign currency denominated debt. See “Note 17. Fair Value Measurements” for information regarding the fair value of our long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to, among other things, the impact of the COVID-19 pandemic; future revenue growth rates; projected tax rates and the impact of tax legislation and regulatory action; business trends, earnings and other measures of financial performance; the effect of economic downturns on our business performance; projected impact of foreign currency exchange rates; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness, capital spending and operating expenditures; the working capital and liquidity outlook; interest expense; warranty expense; share-based compensation expense; the adoption and projected impact of new accounting standards; critical accounting estimates; future commercial efforts; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the adverse impact, and the duration, of the effects of the ongoing COVID-19 pandemic on our business, results of operations, liquidity, financial condition, and stock price, as well as the other matters described under the headings “Business,” “Risk Factors,” “Legal Proceedings,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosure About Market Risk” in our 2020 Annual Report and in the corresponding sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our other periodic reports filed with the SEC.

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

You should read the following discussion and analysis in conjunction with our 2020 Annual Report that includes additional information about us, our results of operations, our financial position, and our cash flows, and with our unaudited condensed consolidated financial statements and related notes included in Part I. Item 1. of this Quarterly Report on Form 10-Q.

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
•Products that test water for certain microbiological contaminants; and
•Point-of-care electrolytes, blood gas analyzers, and SARS-CoV-2 RT-PCR (COVID-19 test) used in the human medical diagnostics market.

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

Effects of Certain Factors and Trends on Results of Operations

CAG Market Trends. Companion animal healthcare markets continued to benefit in the first quarter from a step up in average clinical visits per week per practice that began in the second half of 2020, supported by high new patient growth. U.S. veterinary practices experienced strong clinical demand benefiting from high growth in both non-wellness and wellness clinical visits. Our analysis of companion animal practice data in the U.S. indicated same-store clinical visit growth reached 12% in the first quarter, including 9% growth in non-wellness visits and 16% growth in wellness visits. Clinical visits continued to benefit from an increase in new clinical patient visits. Revenue growth at U.S. veterinary practices was 15% in the first quarter, driven by a continued focus on expanded healthcare services, including increases in utilization of diagnostics.

While these CAG market and other trends are encouraging, potential effects related to ongoing COVID-19 case management efforts are challenging to predict and may pressure future revenues in CAG and our other segments should enhanced social distancing policies and higher infection rates impact our customers in certain regions.

Currency and Other Items

Currency Impact. See “Part I. Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding the impact of foreign currency exchange rates.

Other Items. See “Part I. Item 1. Business - Patents and Licenses” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report for additional information regarding distributor purchasing and inventories, economic conditions, and patent expiration.

Critical Accounting Estimates and Assumptions

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three months ended March 31, 2021, are consistent with those discussed in our 2020 Annual Report in the section under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Assumptions.”

Recent Accounting Pronouncements

For more information regarding the impact that recent accounting standards and amendments will have on our consolidated financial statements as described in Note 2 to the unaudited condensed consolidated financial statements in Part I. Item 1. of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three months ended March 31,

2021, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

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

Results of Operations

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

Total Company. The following table presents total Company revenue by operating segment:

	For the Three Months Ended March 31,
Net Revenue (dollars in thousands)	2021	2020	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$692,767	$551,996	$140,771	25.5%	2.9%	0.1%	22.4%
United States	444,410	373,275	71,135	19.1%	—	0.1%	19.0%
International	248,357	178,721	69,636	39.0%	9.6%	0.2%	29.2%

Water	34,040	34,149	(109)	(0.3%)	2.3%	—	(2.6%)
United States	16,568	16,941	(373)	(2.2%)	—	—	(2.2%)
International	17,472	17,208	264	1.5%	4.6%	—	(3.1%)

LPD	39,270	34,154	5,116	15.0%	5.7%	—	9.3%
United States	3,748	3,777	(29)	(0.8%)	—	—	(0.8%)
International	35,522	30,377	5,145	16.9%	6.5%	—	10.5%

Other	11,630	6,037	5,593	92.7%	—	—	92.7%

Total Company	$777,707	$626,336	$151,371	24.2%	3.1%	0.1%	21.0%
United States	472,638	396,783	75,855	19.1%	—	0.1%	19.0%
International	305,069	229,553	75,516	32.9%	8.6%	0.2%	24.2%
(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in both U.S. and international organic revenues was driven by strong gains in CAG Diagnostic recurring revenue reflecting a continued demand for companion animal diagnostics globally, supported by high growth in both non-wellness and wellness clinical visits. The growth in our LPD business was primarily due to the continued demand for swine testing in China and the benefits from the timing of distributor shipments in the current period, which was offset by the impact of prior year accelerated customer stocking orders in response to the onset of the COVID-19 pandemic. Water revenues declined primarily from the impact of prior year accelerated customer stocking orders in response to the onset of the COVID-19 pandemic. The impact of currency movements increased total revenue by 3.1%, while acquisitions increased revenue by 0.1%.

The following table presents total Company results of operations:

	For the Three Months Ended March 31,				Change
Total Company - Results of Operations (dollars in thousands)	2021	Percent of Revenue	2020	Percent of Revenue	Amount	Percentage

Revenues	$777,707		$626,336		$151,371	24.2%
Cost of revenue	306,925		266,746		40,179	15.1%
Gross profit	470,782	60.5%	359,590	57.4%	111,192	30.9%

Operating Expenses:
Sales and marketing	114,811	14.8%	116,143	18.5%	(1,332)	(1.1)%
General and administrative	70,770	9.1%	65,812	10.5%	4,958	7.5%
Research and development	37,579	4.8%	33,310	5.3%	4,269	12.8%
Total operating expenses	223,160	28.7%	215,265	34.4%	7,895	3.7%
Income from operations	$247,622	31.8%	$144,325	23.0%	$103,297	71.6%

Gross Profit. Gross profit increased due to higher sales volumes, as well as a 310 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to volume leverage in our reference laboratories and high growth in IDEXX VetLab® consumables, and the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio. The impact from foreign currency movements decreased the gross profit margin by approximately 10 basis points, including the impact of hedge gains in the current year compared to hedge losses in the prior year.

Operating Expenses. The decrease in sales and marketing expense was primarily due to decreases in travel, trade shows and in-person sales meetings, due to continued travel restrictions for the COVID-19 pandemic. This decrease was partially offset by higher project costs and increased personnel-related costs. The increase in general and administrative expense was primarily due to higher personnel-related costs, partially offset by an increase in the bad debt reserve during the first quarter of 2020 and lower travel costs. The increase in research and development expense is primarily due to higher personnel-related and project costs. The overall change in currency exchange rates increased operating expenses by less than 1%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Three Months Ended March 31,
Net Revenue (dollars in thousands)	2021	2020	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$617,280	$487,925	$129,355	26.5%	3.1%	0.1%	23.3%
IDEXX VetLab consumables	246,092	188,713	57,379	30.4%	4.0%	—	26.4%
Rapid assay products	69,611	57,430	12,181	21.2%	1.2%	—	20.0%
Reference laboratory diagnostic and consulting services	275,781	220,261	55,520	25.2%	2.8%	0.3%	22.2%
CAG diagnostics services and accessories	25,796	21,521	4,275	19.9%	3.8%	—	16.0%
CAG Diagnostics capital - instruments	31,190	23,833	7,357	30.9%	3.9%	—	27.0%
Veterinary software, services and diagnostic imaging systems	44,297	40,238	4,059	10.1%	0.9%	—	9.2%
Net CAG revenue	$692,767	$551,996	$140,771	25.5%	2.9%	0.1%	22.4%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding

CAG Diagnostics Recurring Revenue. We continue to see strong market demand for companion animal diagnostics globally across modalities, including high levels of growth in testing volumes following the initial pandemic impacts, which constrained volumes beginning in mid-March 2020 through May 2020. This volume growth includes higher clinical visits related to new patients and an increase in diagnostic utilization per clinical visit. The increase in CAG Diagnostics recurring revenue was primarily due to increased volumes in IDEXX VetLab consumables, reference laboratory diagnostic services, and rapid assay products, and to a lesser extent, higher realized prices.

The increase in IDEXX VetLab consumables revenue was primarily due to higher sales volumes for our Catalyst consumables and, to a lesser extent, ProCyte Dx® consumables. These increases were supported by an expansion of our instrument installed base, growth in testing by new and existing customers, our expanded menu of available tests, and to a lesser extent, benefits from higher average unit sales prices.

The increase in rapid assay revenue resulted primarily from higher SNAP® 4Dx Plus sales volumes, as well as higher realized prices. Rapid assay testing is supported by high demand for wellness testing.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to the impact of higher testing volumes globally, as well as higher average unit sales prices.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the increase in our active installed base of instruments.

CAG Diagnostics Capital – Instruments Revenue. The increase in instrument revenue was primarily due to strong premium instrument placements globally, as compared to constrained placements in the first quarter of 2020, when certain customers deferred instrument orders and placements at the onset of the pandemic.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in revenue was primarily due to increased veterinary software and diagnostic imaging subscription-based services due to the increases in our active installed base, new veterinary software system placements, and to a lesser extent, higher realized prices on these service offerings. These favorable impacts were partially offset by a decrease in diagnostic imaging instrument revenue impacted by a reduction in earlier generation instrument platform sales.

The following table presents the CAG segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2021	Percent of Revenue	2020	Percent of Revenue	Amount	Percentage

Revenues	$692,767		$551,996		$140,771	25.5%
Cost of revenue	279,893		242,653		37,240	15.3%
Gross profit	412,874	59.6%	309,343	56.0%	103,531	33.5%

Operating Expenses:
Sales and marketing	104,291	15.1%	106,002	19.2%	(1,711)	(1.6)%
General and administrative	62,904	9.1%	55,603	10.1%	7,301	13.1%
Research and development	32,469	4.7%	29,079	5.3%	3,390	11.7%
Total operating expenses	199,664	28.8%	190,684	34.5%	8,980	4.7%
Income from operations	$213,210	30.8%	$118,659	21.5%	$94,551	79.7%

Gross Profit. Gross profit increased primarily due to higher sales volume, as well a 360 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to volume leverage in our reference laboratories and high growth in VetLab consumables, and the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio. These favorable factors were partially offset by incremental investments in reference laboratory capacity, including increased staffing and related personnel costs and systems. The impact from foreign currency movements increased the gross profit margin by less than 10 basis points, including the impact of hedge losses in the current year compared to hedge gains in the prior year.

Operating Expenses. The decrease in sales and marketing expense was primarily due to decreases in travel, trade shows, and in-person sales meetings due to continued travel restrictions from the COVID-19 pandemic, partially offset by higher personnel-related costs. The increase in general and administrative expense was primarily due to higher personnel-related costs, partially offset by an increase in the bad debt reserve during the first quarter of 2020 and lower travel costs. The increase in research and development expense was primarily due to increased personnel-related and project costs. The overall change in currency exchange rates resulted in an increase in operating expenses by approximately 1%.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2021	Percent of Revenue	2020	Percent of Revenue	Amount	Percentage

Revenues	$34,040		$34,149		$(109)	(0.3)%
Cost of revenue	10,575		9,400		1,175	12.5%
Gross profit	23,465	68.9%	24,749	72.5%	(1,284)	(5.2)%

Operating Expenses:
Sales and marketing	4,358	12.8%	4,374	12.8%	(16)	(0.4%)
General and administrative	3,236	9.5%	3,496	10.2%	(260)	(7.4)%
Research and development	1,099	3.2%	997	2.9%	102	10.2%
Total operating expenses	8,693	25.5%	8,867	26.0%	(174)	(2.0)%
Income from operations	$14,772	43.4%	$15,882	46.5%	$(1,110)	(7.0)%

Revenue. The decrease in revenue was primarily due to the impact of prior year accelerated customer stocking orders in response to the onset of the COVID-19 pandemic. This impact was partially offset by price increases in our Colilert test products and related accessories used in coliform and E. coli testing and improvement in non-compliance testing volume that has been constrained during the pandemic. The impact of currency movements also increased revenue by approximately 2.3%.

Gross Profit. Gross profit decreased due to a 360 basis point decrease in the gross profit margin, primarily due to higher distribution and freight costs and higher product costs, as well as a 130 basis point reduction from foreign currency movements including the impact of hedge losses in the current year compared to hedge gains the prior year. These reductions in the gross profit margin were partially offset by the net benefits of price increases.

Operating Expenses. Sales and marketing and research and development expenses were relatively flat. The decrease in general and administrative expenses was primarily due to an increase in the bad debt reserve during the first quarter of 2020. The overall change in currency exchange rates resulted in an increase in operating expenses of approximately 1%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2021	Percent of Revenue	2020	Percent of Revenue	Amount	Percentage

Revenues	$39,270		$34,154		$5,116	15.0%
Cost of revenue	12,389		11,842		547	4.6%
Gross profit	26,881	68.5%	22,312	65.3%	4,569	20.5%

Operating Expenses:
Sales and marketing	5,538	14.1%	5,382	15.8%	156	2.9%
General and administrative	4,308	11.0%	4,489	13.1%	(181)	(4.0%)
Research and development	3,227	8.2%	2,778	8.1%	449	16.2%
Total operating expenses	13,073	33.3%	12,649	37.0%	424	3.4%
Income from operations	$13,808	35.2%	$9,663	28.3%	$4,145	42.9%

Revenue. Revenue increased primarily due to the continued demand for diagnostic testing in China supported by the rebuilding of the swine herd impacted by the African Swine Fever outbreaks, partially offset by lower realized prices and decreased herd health screening. The benefits from the timing of distributor shipments in the current period, offset the impact of prior year accelerated customer stocking orders in response to the onset of the COVID-19 pandemic. The favorable impact of foreign currency movements increased revenue by 5.7%.

Gross Profit. The increase in gross profit was primarily due to higher sales volumes and a 320 basis point increase in the gross profit margin. The increase in the gross profit margin is primarily due to favorable product mix and from volume leverage, offset by lower realized prices and the impact from foreign currency movements, which decreased gross profit margin by approximately 100 basis points, including the impact of hedge losses in the current year compared to hedge gains in the prior year.

Operating Expenses. The increase in sales and marketing was primarily due to higher personnel-related costs, offset by reduced travel costs. The decrease in general and administrative expenses was primarily due to an increase in the bad debt reserve during the first quarter of 2020, partially offset by higher personnel-related costs. The increase in research and development expense is primarily due to higher personnel-related costs and third-party development costs, partially offset by leveraging LPD personnel to support our human COVID testing products. The overall change in currency exchange rates resulted in an increase in operating expenses of approximately 3%.

Other

The following table presents the Other results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2021	Percent of Revenue	2020	Percent of Revenue	Amount	Percentage

Revenues	$11,630		$6,037		$5,593	92.7%
Cost of revenue	4,068		2,851		1,217	42.7%
Gross profit	7,562	65.0%	3,186	52.8%	4,376	137.4%

Operating Expenses:
Sales and marketing	624	5.4%	385	6.4%	239	62.1%
General and administrative	322	2.8%	2,224	36.8%	(1,902)	(85.5%)
Research and development	784	6.7%	456	7.6%	328	71.9%
Total operating expenses	1,730	14.9%	3,065	50.8%	(1,335)	(43.6%)
Income from operations	$5,832	50.1%	$121	2.0%	$5,711	4,719.8%

Revenue. The increase in revenue was primarily due to our OPTI COVID-19 PCR testing products and services, which were introduced in the second quarter of 2020. The future demand for this product is difficult to project given the uncertain nature of the COVID-19 pandemic, including the availability of vaccines, available PCR testing capacity, and alternative suppliers, we currently anticipate lower revenues in the second half of 2021, as compared to the prior year. The impact of currency movements on revenue was immaterial.

Gross Profit. The increase in gross profit was primarily due to sales volumes of our OPTI COVID-19 PCR testing products and services. The gross profit margin increased 1,220 basis points primarily due to favorable product mix from OPTI COVID-19 PCR testing, partially offset by higher product costs in our other OPTI products. The overall change in currency exchange rates had an immaterial impact on gross profit.

Operating Expenses. The increase in sales and marketing expense was primarily due to higher personnel-related costs associated with our OPTI COVID-19 PCR product and services. The decrease in general and administrative expense was primarily due to lower foreign exchange losses on settlements of foreign currency denominated transactions, as compared to the prior year, for all operating segments, which are reported within our Other segment. The increase in research and development cost was primarily due to higher personnel-related and project costs associated with the OPTI COVID-19 PCR test.

Non-Operating Items

Interest Expense. Interest expense was $7.6 million for the three months ended March 31, 2021, as compared to $7.7 million for the same period in the prior year.

Provision for Income Taxes. Our effective income tax rate was 14.9% for the three months ended March 31, 2021, as compared to 18.2% for the three months ended March 31, 2020. The decrease in our effective tax rate as compared to the same period in the prior year, was primarily driven by higher tax benefits from share-based compensation and regional earnings mix.

Liquidity and Capital Resources

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. At March 31, 2021, we had $351.2 million of cash and cash equivalents, as compared to $383.9 million on December 31, 2020. Working capital totaled $477.1 million at March 31, 2021, as compared to $480.0 million at December 31, 2020. Additionally, at March 31, 2021, we had remaining borrowing availability of $998.6 million under our $1 billion Credit Facility, with no outstanding borrowings on the Credit Facility. The general availability of funds under our Credit Facility is reduced by $1.4 million for outstanding letters of credit. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example to fund significant discretionary activities, we could elect to raise capital in the U.S. through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and marketable securities are generally available without restrictions to fund ordinary business operations outside the U.S.
The following table presents cash, cash equivalents and marketable securities held domestically and by our foreign subsidiaries:

Cash, cash equivalents and marketable securities (dollars in millions)	March 31, 2021	December 31, 2020

U.S.	$204.2	$248.4
Foreign	147.0	135.5
Total	$351.2	$383.9

Total cash, cash equivalents and marketable securities held in U.S. dollars by our foreign subsidiaries	$32.3	$18.0

Of the $351.2 million of cash and cash equivalents held as of March 31, 2021, greater than 99% was held as bank deposits.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020

Days sales outstanding(1)	41.8	42.2	41.5	44.4	41.5
Inventory turns(2)	2.0	2.1	1.9	1.6	1.9
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

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Three Months Ended March 31,
(in thousands)	2021	2020	Dollar Change

Net cash provided by operating activities	$124,422	$27,871	$96,551
Net cash used by investing activities	(24,587)	(49,670)	25,083
Net cash (used) provided by financing activities	(129,651)	16,901	(146,552)
Net effect of changes in exchange rates on cash	(2,949)	(4,033)	1,084
Net change in cash and cash equivalents	$(32,765)	$(8,931)	$(23,834)

Operating Activities. The increase in cash provided by operating activities of $96.6 million was driven primarily by an increase in net income. The following table presents cash flow impacts from changes in operating assets and liabilities:

	For the Three Months Ended March 31,
(in thousands)	2021	2020	Dollar Change

Accounts receivable	$(54,735)	$(38,062)	$(16,673)
Inventories	(7,919)	(14,434)	6,515
Accounts payable	2,460	(1,755)	4,215
Deferred revenue	(2,287)	(2,410)	123
Other assets and liabilities	(57,081)	(64,881)	7,800
Total change in cash due to changes in operating assets and liabilities	$(119,562)	$(121,542)	$1,980

Cash used due to changes in operating assets and liabilities during the three months ended March 31, 2021, as compared to the same period in the prior year, decreased by approximately $2.0 million. The change in other assets and liabilities was due to favorable timing of payroll, as well as higher non-cash operating expenses recorded as accrued liabilities, including annual employee incentive programs, partially offset by higher incentive payments in 2021, as compared to 2020. Additionally, lower inventory growth due to high demand in the current year contributed to lower cash used as compared to the same period in the prior year, which was impacted by the onset of the COVID-19 pandemic. These factors were partially offset by an increase in accounts receivable related to revenue growth compared to the same period in the prior year, which was impacted by the onset of the COVID-19 pandemic.

We have historically experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

Investing Activities. Cash used by investing activities was $24.6 million for the three months ended March 31, 2021, as compared to $49.7 million for the same period in the prior year. The decrease in cash used by investing activities was primarily due to the completion of our long-term major facilities projects during 2020.

Financing Activities. Cash used by financing activities was $129.7 million for the three months ended March 31, 2021, as compared to $16.9 million of cash provided for the same period in the prior year. The increase in cash used by financing activities was due to lower borrowings on our Credit Facility compared to the first quarter of 2020, partially offset by using less cash to repurchase shares of our common stock during the first quarter of 2021, as compared to the same period in the prior year.

Cash used to repurchase shares of our common stock decreased $50.6 million during the three months ended March 31, 2021. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders, and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 11 to the unaudited condensed consolidated financial statements in Part I. Item 1. of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

There was no activity under our Credit Facility during the three months ended March 31, 2021, as compared to $198.1 million of net borrowings in the same period of the prior year. At March 31, 2021, we had no outstanding borrowings under the Credit Facility. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default.

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

On July 21, 2021, our 2021 Series A Notes for $50 million becomes due, and we anticipate paying the Series A Notes with cash provided by operations. Should we elect to prepay the senior notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Senior Note Agreements. Additionally, in the event of a change in control of the Company or upon the disposition of certain assets of the Company the proceeds of which are not reinvested (as defined in the Senior Note Agreements), we may be required to prepay all or a portion of the senior notes. The obligations under the senior notes may be accelerated upon the occurrence of an event of default under the applicable Senior Note Agreements, each of which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under ERISA, the failure to pay specified indebtedness and cross-acceleration to specified indebtedness.

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

Financial Covenant. The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, non-recurring transaction expenses incurred in connection with acquisitions, share-based compensation expense, and certain other non-cash losses and charges (“Adjusted EBITDA”) not to exceed 3.5-to-1. At March 31, 2021, we were in compliance with such covenant. The following details our consolidated leverage ratio calculation:

(in thousands)	Twelve months ended
Trailing 12 Months Adjusted EBITDA:	March 31, 2021

Net income attributable to stockholders (as reported)	$674,206
Interest expense	33,017
Provision for income taxes	90,738
Depreciation and amortization	97,851
Acquisition-related expense	773
Share-based compensation expense	32,542
Extraordinary and other non-recurring non-cash charges	2,501
Adjusted EBITDA	$931,628

(in thousands)
Debt to Adjusted EBITDA Ratio:	March 31, 2021

Line of credit	$—
Current and long-term portions of long-term debt	903,718
Total debt	903,718
Acquisition-related contingent consideration payable	2,608
Financing leases	22
Deferred financing costs	609
Gross debt	$906,957
Gross debt to Adjusted EBITDA ratio	0.97

Less: Cash and cash equivalents	$(351,163)
Net debt	$555,794
Net debt to Adjusted EBITDA ratio	0.60

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at March 31, 2021, are described in Note 15 to the unaudited condensed consolidated financial statements in Part I. Item 1. of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see the section under the heading “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2020 Annual Report. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the market risks described in our 2020 Annual Report, except for the impact of foreign exchange rates, as discussed below.

Foreign Currency Exchange Impacts. Approximately 23% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies for the three months ended March 31, 2021, as compared to 21% for the three months ended March 31, 2020. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated costs and expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. dollar denominated revenues.

Our foreign currency exchange impacts are comprised of three components: 1) local currency revenues and expenses; 2) the impact of hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. Based on projected revenues and expenses for the remainder of 2021, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1% strengthening of the U.S. dollar would reduce revenue by approximately $8 million and operating income by approximately $4 million. Additionally, we project our foreign currency hedge contracts in place as of March 31, 2021, would result in incremental offsetting gains of approximately $1.5 million. The impact of the intercompany and trade balances, and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have on such balances.

At our current foreign currency exchange rate assumptions, we anticipate the effect of a weaker U.S. dollar for the remainder of the year will have an favorable impact on our operating results by increasing our revenues, operating profit, and diluted earnings per share for the remainder of the year ending December 31, 2021, by approximately $21 million, $6.5 million, and $0.06 per share, respectively. This favorable currency impact includes foreign currency hedging activity, which is expected to decrease total Company operating profit by approximately $2 million and diluted earnings per share by $0.03 for the remainder of the year ended December 31, 2021. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimates assume that the value of the U.S. dollar will reflect the euro at 1.17, the British pound at 1.36, the Canadian dollar at 0.79, and the Australian dollar at 0.75; and the Japanese yen at ¥111, the Chinese renminbi at RMB 6.64 and the Brazilian real at R$5.75 relative to the U.S. dollar for the remainder of 2021.

The following table presents the estimated foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share for the current period and as compared to the respective prior-year period:

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020

Revenue impact	$19,434	$(6,557)

Operating profit impact, excluding hedge activity and exchange impacts on settlement of foreign currency denominated transactions	$11,761	$(2,334)
Hedge (losses) gains - current period	(2,430)	1,341
Exchange (losses) on settlements of foreign currency denominated transactions - current period	(70)	(1,907)
Operating profit impact - current period	$9,261	$(2,900)

Hedge (gains) - prior period	(1,341)	(1,411)
Exchange losses on settlement of foreign currency denominated transactions - prior period	1,907	223
Operating profit impact - as compared to prior period	$9,827	$(4,088)

Diluted earnings per share impact - as compared to prior period	$0.09	$(0.04)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at March 31, 2021, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I. Item 1A. Risk Factors” in our 2020 Annual Report, which could materially affect our business, financial condition, or future results. There have been no material changes from the risk factors previously disclosed in the 2020 Annual Report. The risks described in our 2020 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

January 1 to January 31, 2021	43,550		$488.24	43,550	6,232,362
February 1 to February 28, 2021	98,568		$531.66	71,029	6,161,333
March 1 to March 31, 2021	162,950		$494.19	162,950	5,998,383
Total	305,068	(2)	$505.45	277,529	5,998,383

The total shares repurchased include shares surrendered for employee statutory tax withholding. See Note 11 to the unaudited condensed consolidated financial statements in Part I. Item 1. of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

(1)On August 13, 1999, our Board of Directors approved and announced the repurchase of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The authorization has been increased by the Board of Directors on numerous occasions; most recently, on February 12, 2020, the maximum level of shares that may be repurchased under the program was increased from 68 million to 73 million shares. There is no specified expiration date for this share repurchase program. There were no other repurchase programs outstanding during the three months ended March 31, 2021, and no share repurchase programs expired during the period. There were 277,529 share repurchases made during the three months ended March 31, 2021, in transactions made pursuant to our share repurchase program.

(2)During the three months ended March 31, 2021, we received 27,539 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

Item 6. Exhibits

Exhibit No.	Description

10.1	Form of CEO Stock Option Agreement for grant in 2021 (filed herewith).

10.2	Form of CEO Restricted Stock Agreement for grant in 2021 (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial and related information from IDEXX Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: May 4, 2021	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)