Form 10-Q
period 2021-06-30
IDEXX LABORATORIES INC /DE
filed 2021-07-30
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 85,075,932, on July 26, 2021.

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

Organic revenue growth	A non-GAAP financial measure and represents the percentage change in revenue, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies.
PCR	Polymerase chain reaction, a technique used to amplify small segments of DNA
R&D	Research and Development
Reported revenue growth	Represents the percentage change in revenue reported in accordance with U.S. GAAP, as compared to the same period in the prior year.
SaaS	Software-as-a-service
SEC	U.S. Securities and Exchange Commission
Senior Note Agreements	Note purchase agreements for the private placement of senior notes, referred to as senior notes or long-term debt.
U.S. GAAP	Accounting principles generally accepted in the United States of America
Water	Water, a reporting segment that provides water microbiology testing products.
Wellness visits	Patient visits where the reason for the visit is an annual exam, vaccination, or routine check-up.

IDEXX LABORATORIES, INC.
Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION
Item 1.  Financial Statements.
IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020

ASSETS
Current Assets:
Cash and cash equivalents	$232,134	$383,928
Accounts receivable, net	382,308	331,429
Inventories	241,392	209,873
Other current assets	145,392	137,508
Total current assets	1,001,226	1,062,738
Long-Term Assets:
Property and equipment, net	550,255	555,167
Operating lease right-of-use assets	104,723	91,171
Goodwill	353,842	243,347
Intangible assets, net	96,757	52,543
Other long-term assets	305,346	289,595
Total long-term assets	1,410,923	1,231,823
TOTAL ASSETS	$2,412,149	$2,294,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$93,016	$74,558
Accrued liabilities	392,681	415,648
Current portion of long-term debt	124,982	49,988
Current portion of deferred revenue	41,130	42,567
Total current liabilities	651,809	582,761
Long-Term Liabilities:
Deferred income tax liabilities	15,469	11,707
Long-term debt, net of current portion	780,079	858,492
Long-term deferred revenue, net of current portion	43,196	46,163
Long-term operating lease liabilities	88,330	77,039
Other long-term liabilities	85,043	85,604
Total long-term liabilities	1,012,117	1,079,005
Total liabilities	1,663,926	1,661,766

Commitments and Contingencies (Note 15)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued:106,748 shares in 2021 and 106,457 shares in 2020; Outstanding: 85,096 shares in 2021 and 85,449 shares in 2020	10,675	10,646
Additional paid-in capital	1,339,413	1,294,849
Deferred stock units: Outstanding: 90 units in 2021 and 87 units in 2020	5,630	4,503
Retained earnings	2,582,434	2,175,595
Accumulated other comprehensive loss	(48,391)	(53,615)
Treasury stock, at cost: 21,653 shares in 2021 and 21,008 shares in 2020	(3,142,301)	(2,799,890)
Total IDEXX Laboratories, Inc. stockholders’ equity	747,460	632,088
Noncontrolling interest	763	707
Total stockholders’ equity	748,223	632,795
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,412,149	$2,294,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenue:
Product revenue	$480,715	$366,058	$935,063	$730,831
Service revenue	345,427	271,534	668,786	533,097
Total revenue	826,142	637,592	1,603,849	1,263,928
Cost of Revenue:
Cost of product revenue	169,832	124,024	317,102	249,478
Cost of service revenue	167,002	134,226	326,657	275,518
Total cost of revenue	336,834	258,250	643,759	524,996
Gross profit	489,308	379,342	960,090	738,932
Expenses:
Sales and marketing	119,032	94,181	233,843	210,324
General and administrative	73,326	60,268	144,096	126,080
Research and development	37,697	31,645	75,276	64,955
Income from operations	259,253	193,248	506,875	337,573
Interest expense	(7,613)	(9,495)	(15,197)	(17,187)
Interest income	91	69	143	209
Income before provision for income taxes	251,731	183,822	491,821	320,595
Provision for income taxes	49,125	34,826	84,926	59,743
Net income	202,606	148,996	406,895	260,852
Less: Net income attributable to noncontrolling interest	24	56	56	85
Net income attributable to IDEXX Laboratories, Inc. stockholders	$202,582	$148,940	$406,839	$260,767

Earnings per Share:
Basic	$2.37	$1.75	$4.76	$3.06
Diluted	$2.34	$1.72	$4.69	$3.01
Weighted Average Shares Outstanding:
Basic	85,325	85,134	85,427	85,282
Diluted	86,654	86,402	86,794	86,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$202,606	$148,996	$406,895	$260,852
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12,087	7,006	(7,246)	(15,200)
Unrealized gain (loss) on Euro-denominated notes, net of tax expense (benefit) of $(313) and $837 in 2021 and $(532) and $(202) in 2020	(994)	(1,689)	2,654	(642)
Unrealized gain (loss) on investments, net of tax expense (benefit) of $2 and $48 in 2021 and $(93) and $(181) in 2020	7	(295)	154	(574)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on foreign currency exchange contracts, net of tax expense (benefit) of $(594) and $655 in 2021 and $(805) and $1,247 in 2020	(1,224)	(3,888)	3,191	5,538
Unrealized gain (loss) on cross currency swaps, net of tax expense (benefit) of $(349) and $694 in 2021 and $(283) and $586 in 2020	(1,106)	(1,447)	2,202	2,602
Reclassification adjustment for loss (gain) included in net income, net of tax benefit (expense) of $340 and $876 in 2021 and $(339) and $(579) in 2020	2,375	(1,473)	4,269	(2,574)
Unrealized gain (loss) on derivative instruments	45	(6,808)	9,662	5,566
Other comprehensive gain (loss), net of tax	11,145	(1,786)	5,224	(10,850)
Comprehensive income	213,751	147,210	412,119	250,002
Less: Comprehensive income attributable to noncontrolling interest	24	56	56	85
Comprehensive income attributable to IDEXX Laboratories, Inc.	$213,727	$147,154	$412,063	$249,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity
Balance December 31, 2020	106,457	$10,646	$1,294,849	$4,503	$2,175,595	$(53,615)	$(2,799,890)	$707	$632,795
Net income	—	—	—	—	204,257	—	—	32	204,289
Other comprehensive loss, net	—	—	—	—	—	(5,921)	—	—	(5,921)
Repurchases of common stock, net	—	—	—	—	—	—	(154,033)	—	(154,033)
Common stock issued under stock plans	219	22	17,408	—	—	—	—	—	17,430
Share-based compensation cost	—	—	8,829	46	—	—	—	—	8,875
Balance March 31, 2021	106,676	$10,668	$1,321,086	$4,549	$2,379,852	$(59,536)	$(2,953,923)	$739	$703,435
Net income	—	—	—	—	202,582	—	—	24	202,606
Other comprehensive income (loss), net	—	—	—	—	—	11,145	—	—	11,145
Repurchases of common stock	—	—	—	—	—	—	(188,378)	—	(188,378)
Common stock issued under stock plans, including excess tax benefit	72	7	9,771	—	—	—	—	—	9,778
Deferred stock units activity	—	—	(1,035)	1,035	—	—	—	—	—
Share-based compensation cost	—	—	9,591	46	—	—	—	—	9,637
Balance June 30, 2021	106,748	$10,675	$1,339,413	$5,630	$2,582,434	$(48,391)	$(3,142,301)	$763	$748,223

Balance December 31, 2019	105,711	$10,571	$1,213,517	$4,462	$1,595,648	$(46,182)	$(2,600,543)	$352	$177,825
Cumulative effect of accounting changes	—	—	—	—	(1,829)	—	—	—	(1,829)
Net income	—	—	—	—	111,827	—	—	29	111,856
Other comprehensive loss, net	—	—	—	—	—	(9,064)	—	—	(9,064)
Repurchases of common stock	—	—	—	—	—	—	(187,767)	—	(187,767)
Common stock issued under stock plans	203	20	9,730	—	—	—	—	—	9,750
Share-based compensation cost	—	—	7,238	46	—	—	—	—	7,284
Balance March 31, 2020	105,914	$10,591	$1,230,485	$4,508	$1,705,646	$(55,246)	$(2,788,310)	$381	$108,055
Net income	—	—	—	—	148,940	—	—	56	148,996
Other comprehensive loss, net	—	—	—	—	—	(1,786)	—	—	(1,786)
Issuance of common stock	—	—	—	—	—	—	258	—	258
Common stock issued under stock plans, including excess tax benefit	117	12	10,068	—	—	—	—	—	10,080
Deferred stock units activity	—	—	(894)	894	—	—	—	—	—
Share-based compensation cost	—	—	7,797	—	—	—	—	—	7,797
Balance June 30, 2020	106,031	$10,603	$1,247,456	$5,402	$1,854,586	$(57,032)	$(2,788,052)	$437	$273,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020

Cash Flows from Operating Activities:
Net income	$406,895	$260,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,434	46,786
Impairment charge	3,795	—
Provision for credit losses	768	5,352
Deferred income taxes	4,193	2,658
Share-based compensation expense	18,512	15,081
Other	1,300	699
Changes in assets and liabilities:
Accounts receivable	(50,721)	(57,277)
Inventories	(20,412)	(29,254)
Other assets and liabilities	(55,162)	4,540
Accounts payable	3,812	(6,729)
Deferred revenue	(5,037)	(6,695)
Net cash provided by operating activities	358,377	236,013
Cash Flows from Investing Activities:
Purchases of property and equipment	(42,744)	(73,558)
Acquisition of intangible assets and equity investment	—	(668)
Acquisitions of a business, net of cash acquired	(156,506)	—
Net cash used by investing activities	(199,250)	(74,226)
Cash Flows from Financing Activities:
Repayments on revolving credit facilities, net	—	(167,692)
Issuance of senior debt	—	200,000
Debt issuance costs	—	(4,988)
Payments of acquisition-related contingent considerations and holdbacks	(1,500)	(1,080)
Repurchases of common stock, net	(320,787)	(182,815)
Proceeds from exercises of stock options and employee stock purchase plans	27,371	20,613
Shares withheld for statutory tax withholding on restricted stock	(14,952)	(8,668)
Net cash used by financing activities	(309,868)	(144,630)
Net effect of changes in exchange rates on cash	(1,053)	(2,190)
Net (decrease) increase in cash and cash equivalents	(151,794)	14,967
Cash and cash equivalents at beginning of period	383,928	90,326
Cash and cash equivalents at end of period	$232,134	$105,293

Supplemental Cash Flow Information:
Cash paid for income taxes	$81,923	$29,983
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$9,676	$12,670

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2020, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and our Annual Report on Form 10-K for the year ended December 31, 2020, (the “2020 Annual Report”) filed with the SEC.

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

NOTE 2. ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2021, are consistent with those discussed in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in our 2020 Annual Report, except as noted below.

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

New Accounting Pronouncements Not Yet Adopted

In July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842); Lessors - Certain Leases with Variable Lease Payments.” ASU 2021-05 requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if another lease classification (i.e., sales-type or direct financing) would result in recognition of a day-one loss. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and earlier adoption is permitted. We have elected to adopt this standard as of July 1, 2021, on a prospective basis. We do not expect the adoption of ASU 2021-05 to have a material impact on our consolidated financial statements.

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

Lease Revenue. Revenues from instrument rental agreements and reagent rental programs are recognized either as operating leases on a ratable basis over the term of the agreement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental agreements in equal monthly amounts over the term of the rental agreement. Our reagent rental programs provide our customers the right to use our instruments upon entering into agreements to purchase specified amounts of consumables, which are considered embedded leases. For some agreements, the customers are provided with the right to purchase the instrument at the end of the lease term. Lease revenues from these agreements are presented in product revenue on our unaudited condensed consolidated income statement. Lease revenue was approximately $4.7 million and $9.5 million for the three and six months ended June 30, 2021, respectively, as compared to $3.5 million and $7.7 million for the three and six months ended June 30, 2020, respectively, including both operating leases and sales-type leases under ASC 842, Leases, for leases entered into after January 1, 2019, and ASC 840, Leases, for leases entered into prior to 2019. See below for revenue recognition under our reagent rental programs.

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

On December 31, 2020, our deferred revenue related to extended warranties and post-contract support was $35.1 million, of which approximately $3.1 million and $18.0 million was recognized during the three and six months ended June 30, 2021, respectively. Furthermore, as a result of new agreements, our deferred revenue related to extended warranties and post-contract support was $32.2 million at June 30, 2021. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $18.5 million at June 30, 2021, of which approximately 27%, 38%, 21%, 9%, and 5% are expected to be recognized during the remainder of 2021, the full years 2022, 2023, 2024, and thereafter, respectively. Additionally, we have determined these agreements do not include a significant financing component.

SaaS Subscriptions. We offer a variety of veterinary software and diagnostic imaging SaaS subscriptions including IDEXX Neo®, Animana®, Pet Health Network® Pro, Petly® Plans, Web PACS, rVetLink®, Smart Flow™, and ezyVet®. We recognize revenue for our SaaS subscriptions over time on a ratable basis over the contract term, beginning on the date our service is made available to the customer. Our subscription contracts vary in term from monthly to two years. Customers typically pay for our subscription contracts in equal monthly amounts over the term of the agreement. Deferred revenue related to our SaaS subscriptions is not material.

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

On December 31, 2020, our capitalized customer acquisition costs were $148.1 million, of which approximately $11.1 million and $22.6 million was recognized as a reduction of revenue during the three and six months ended June 30, 2021, respectively. Furthermore, as a result of new up-front customer loyalty payments, net of subsequent recognition, our capitalized customer acquisition costs were $155.3 million at June 30, 2021. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the three and six months ended June 30, 2021, were not material.

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

On December 31, 2020, our volume commitment contract assets were $115.5 million, of which approximately $6.7 million and $13.6 million was reclassified to accounts receivable when customers were billed for related products and services during the three and six months ended June 30, 2021, respectively. Furthermore, as a result of new placements under volume commitment programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our contract assets were $134.7 million at June 30, 2021. We monitor customer purchases over the term of their agreement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the three and six months ended June 30, 2021, were not material.

For our up-front customer loyalty and volume commitment programs, we estimate future revenues related to multi-year agreements to be approximately $2.5 billion, of which approximately 13%, 25%, 23%, 18%, and 21% are expected to be recognized during the remainder of 2021, the full years 2022, 2023, 2024, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to purchase goods and services, net of the expected revenue reductions from customer acquisition costs and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

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

On December 31, 2020, our deferred revenue related to instrument rebate programs was $39.3 million, of which approximately $3.6 million and $7.5 million was recognized when customers purchased eligible products and services and earned rebates during the three and six months ended June 30, 2021, respectively. Furthermore, as a result of new instrument purchases under rebate programs, net of subsequent recognition, our deferred revenue was $35.4 million at June 30, 2021, of which approximately 21%, 31%, 21%, 13%, and 14% are expected to be recognized during the remainder of 2021, the full years 2022, 2023, 2024, and thereafter, respectively.

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

Sales-type Reagent Rental Programs. Our reagent rental programs that effectively transfer control of instruments to our customers are classified as sales-type leases, and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is transferred to accounts receivable when customers are billed for future products and services over the term of the contract. On December 31, 2020, our lease receivable assets were $11.1 million, of which approximately $0.6 million and $1.1 million was reclassified to accounts receivable when customers were billed for related products and services during the three and six months ended June 30, 2021, respectively. Furthermore, as a result of new placements under sales-type reagent rental programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $13.0 million at June 30, 2021. The impacts of discounting and unearned income at June 30, 2021, were not material. Profit and loss recognized at the commencement date and interest income during the three and six months ended June 30, 2021, were not material. We monitor customer purchases over the term of their agreement to assess the realizability of our lease receivable assets. Impairments during the three and six months ended June 30, 2021 were not material.

Operating-type Reagent Rental Programs. Our reagent rental programs that do not effectively transfer control of instruments to our customers are classified as operating leases, and we recognize instrument revenue and costs ratably over the term of the agreement. The cost of the instrument is capitalized within property and equipment. During the three and six months ended June 30, 2021, we transferred instruments of $3.3 million and $5.8 million, respectively, as compared to $1.7 million and $4.1 million for the three and six months ended June 30, 2020, from inventory to property and equipment. We had impairments of $3.8 million for both the three and six months ended June 30, 2021, associated with a write-down of rental assets in certain regions.

We estimate future revenue to be recognized related to our reagent rental programs of approximately $38.4 million, of which approximately 18%, 30%, 23%, 16%, and 13% are expected to be recognized during the remainder of 2021, the full years 2022, 2023, 2024, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of any expected price adjustments, and as a result, may be lower than stated contractual commitments by our customers.

Other Customer Incentive Programs. Certain agreements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified purchase threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method for incentives that are offered to individual customers and the expected-value method for programs that are offered to a broad group of customers. Revenue adjustments that relate to performance obligations satisfied in prior periods during the three and six months ended June 30, 2021, were not material. Refund obligations related to customer incentive programs are recorded in accrued liabilities for the actual issuance of incentives, incentives earned but not yet issued and estimates of incentives to be earned in the future.

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

Accounts Receivable. We recognize revenue when it is probable that we will collect substantially all of the consideration to which we will be entitled, based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. We have no significant customers that accounted for greater than 10% of our consolidated revenues, and we have no concentration of credit risk as of June 30, 2021.

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

The following table presents disaggregated revenue by major product and service categories:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
CAG segment revenue:
CAG Diagnostics recurring revenue:	$661,300	$510,254	$1,278,580	$998,179
IDEXX VetLab consumables	256,352	196,061	502,444	384,774
Rapid assay products	83,887	64,658	153,498	122,088
Reference laboratory diagnostic and consulting services	293,675	228,816	569,456	449,077
CAG Diagnostics services and accessories	27,386	20,719	53,182	42,240
CAG Diagnostics capital - instruments	35,054	18,871	66,244	42,704
Veterinary software, services and diagnostic imaging systems	49,241	36,975	93,538	77,213
CAG segment revenue	745,595	566,100	1,438,362	1,118,096

Water segment revenue	37,191	28,116	71,231	62,265
LPD segment revenue	33,524	32,244	72,794	66,398
Other segment revenue	9,832	11,132	21,462	17,169
Total revenue	$826,142	$637,592	$1,603,849	$1,263,928

Revenue by principal geographic area, based on customers’ domiciles, was as follows:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
United States	$515,238	$405,998	$987,876	$802,781
Europe, the Middle East and Africa	171,553	123,969	342,803	253,735
Asia Pacific Region	83,624	71,750	168,406	135,262
Canada	39,337	25,357	72,795	49,604
Latin America	16,390	10,518	31,969	22,546
Total revenue	$826,142	$637,592	$1,603,849	$1,263,928

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

On December 31, 2020, our deferred commission costs, included within other assets, were $17.5 million, of which approximately $1.5 million and $3.0 million of commission expense was recognized during the three and six months ended June 30, 2021, respectively. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $18.4 million at June 30, 2021. Impairments of deferred commission costs, during the three and six months ended June 30, 2021, were not material.

NOTE 4. ACQUISITIONS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range and customer base or expanding our existing product lines. From time to time we may acquire small reference labs or radiology practices that we account for as either asset purchases or business combinations.

During the second quarter of 2021, we acquired the assets of the ezyVet cloud-based veterinary software businesses and the shares of ezyVet US, Inc., as well as the VetRadar business assets, for approximately $157.2 million, including an estimated contingent payment of $5 million. The acquired assets include the ezyVet cloud-native practice management system software and the VetRadar cloud-based workflow management software. The acquisition expands our cloud-based software offerings to support our customers with technology solutions that raise the standards of care for patients, improve practice efficiency, and enable more effective communication with pet owners. We estimate the preliminary fair value of assets acquired to be as follows: approximately $32.0 million in customer-related intangibles with a weighted average life of 10 years, approximately $8.4 million in technology-related intangibles with a weighted average life of 6 years, approximately $2.4 million in trademarks with a weighted average life of 14 years, approximately $1.8 million in non-compete agreements with a weighted average life of 5 years, approximately $109.4 million in goodwill, representing synergies within our broader CAG portfolio, and approximately $3.2 million in net tangible assets. We have not completed our allocation of goodwill to reporting units within our CAG segment. The purchase price allocation is subject to revision as additional information becomes available regarding working capital adjustments, tax-related matters, contingencies, and certain assets and liabilities. Goodwill related to this acquisition is expected to be deductible for tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our CAG segment since the acquisition date. The acquisition expenses were approximately $1.8 million.

During the first quarter of 2021, we acquired the shares of a reference laboratory located in Switzerland for approximately $5.5 million in cash, including holdback and contingent payments of approximately $1.1 million. This acquisition expands our international reference laboratory presence and was accounted for as a business combination. The fair value of the assets acquired consists of approximately $4.3 million in intangible assets, primarily for customer relationships, which will be amortized over 9 years, approximately $1.8 million for goodwill, representing synergies within our broader CAG portfolio, and approximately $0.6 million of liabilities, including deferred taxes associated with the acquired intangible assets. Goodwill related to this acquisition is not deductible for tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our CAG segment since the acquisition date. The acquisition expenses were not material.
NOTE 5. SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units, and employee stock purchase rights awarded during the three and six months ended June 30, 2021, totaled $4.0 million and $48.3 million, respectively, as compared to $2.3 million and $38.6 million for the three and six months ended June 30, 2020, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at June 30, 2021, was $80.9 million, which will be recognized over a weighted average period of approximately 1.8 years. During the three and six months ended June 30, 2021, we recognized expenses of $9.6 million and $18.5 million, respectively, as compared to $7.8 million and $15.1 million for the three and six months ended June 30, 2020, respectively, related to share-based compensation.

We determine the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term, or risk-free interest rate may necessitate distinct valuation assumptions at each grant date. As such, we may use different assumptions for options granted throughout the year. Option awards are granted with an exercise price equal to or greater than the closing market price of our common stock at the date of grant. We have never paid any cash dividends on our common stock, and we have no intention to pay such a dividend at this time; therefore, we assume that no dividends will be paid over the expected terms of option awards.

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Six Months Ended June 30,
	2021	2020

Share price at grant	$542.57	$288.49
Share price at exercise	$546.43	$288.49
Expected stock price volatility	31%	27%
Expected term, in years	6.2	6.0
Risk-free interest rate	0.7%	1.4%
Weighted average fair value of options granted	$167.94	$84.09

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

Accounts Receivable

The allowance for credit losses associated with accounts receivable was $6.4 million and $6.8 million at June 30, 2021 and December 31, 2020, respectively. Accounts receivable reflected on the balance sheet is net of this reserve. Based on an aging analysis, at June 30, 2021, approximately 92% of our accounts receivable had not yet reached the invoice due date and approximately 8% was considered past due, of which approximately 1% was greater than 60 days past due. At December 31, 2020, approximately 88% of our accounts receivable had not yet reached the invoice due date and approximately 12% was considered past due, of which approximately 1.5% was greater than 60 days past due.

Contract assets and lease receivables

The allowance for credit losses associated with the contract assets and lease receivables was $4.0 million and $3.7 million at June 30, 2021 and December 31, 2020, respectively. The assets reflected on the balance sheet are net of these reserves. Historically, we have experienced low credit loss rates on our customer commitment programs and lease receivables. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

NOTE 7. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The components of inventories were as follows:

(in thousands)	June 30, 2021	December 31, 2020

Raw materials	$59,115	$45,986
Work-in-process	25,103	20,374
Finished goods	157,174	143,513
Inventories	$241,392	$209,873

NOTE 8. LEASES

Maturities of operating lease liabilities were as follows:

(in thousands, except lease term and discount rate)	June 30, 2021

2021 (remainder of year)	$9,945
2022	23,213
2023	18,917
2024	13,962
2025	10,697
Thereafter	47,114
Total lease payments	123,848
Less imputed interest	(16,283)
Total	$107,565

Total minimum future lease payments for leases that have not commenced as of June 30, 2021, are immaterial.

Supplemental cash flow information for leases was as follows:

(in thousands)	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

Cash paid for amounts included in the measurement of operating leases liabilities	$11,914	$9,346
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations (a)	$24,427	$10,738
(a) Additions for the six months ended June 30, 2021, include $7.9 million of right-of-use assets obtained with the acquisition of ezyVet.

NOTE 9. OTHER CURRENT AND LONG-TERM ASSETS

Other current assets consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020

Customer acquisition costs	$46,982	$43,751
Prepaid expenses	33,227	34,556
Contract assets, net	27,695	23,837
Taxes receivable	17,383	19,476
Deferred sales commissions	6,113	5,738
Other assets	13,992	10,150
Other current assets	$145,392	$137,508

Other long-term assets consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020

Customer acquisition costs	$108,317	$104,369
Contract assets, net	106,962	91,681
Deferred income taxes	26,770	31,549
Deferred sales commissions	12,291	11,719
Investment in long-term product supply arrangements	10,489	12,065
Taxes receivable	2,450	6,329
Other assets	38,067	31,883
Other long-term assets	$305,346	$289,595

NOTE 10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020

Accrued employee compensation and related expenses	136,331	167,649
Accrued expenses	$112,388	$112,526
Accrued customer incentives and refund obligations	85,299	75,064
Accrued taxes	39,428	42,676
Current lease liabilities	19,235	17,733
Accrued liabilities	$392,681	$415,648

Other long-term liabilities consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020

Accrued taxes	$58,129	$60,313
Other accrued long-term expenses	26,914	25,291
Other long-term liabilities	$85,043	$85,604

NOTE 11. REPURCHASES OF COMMON STOCK

We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three and six months ended June 30, 2021 and 2020 was not material.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrender:

(in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Shares repurchased in the open market	341	—	618	721
Shares acquired through employee surrender for statutory tax withholding (1)	—	—	28	30
Total shares repurchased	341	—	646	751

Cost of shares repurchased in the open market	$188,409	$—	$327,622	$179,623
Cost of shares for employee surrenders	3	65	14,986	8,669
Total cost of shares	$188,412	$65	$342,608	$188,292

Average cost per share - open market repurchases	$552.08	$—	$529.45	$249.20
Average cost per share - employee surrenders	$550.59	$312.19	$544.08	$288.94
Average cost per share - total	$552.08	$312.19	$530.07	$250.79
(1) For the quarters ended June 30, 2021 and 2020, the number of shares acquired though employee surrender for statutory tax withholding were below rounding thresholds.
NOTE 12. INCOME TAXES

Our effective income tax rate was 19.5% for the three months ended June 30, 2021, as compared to 18.9% for the three months ended June 30, 2020, and 17.3% for the six months ended June 30, 2021, as compared to 18.6% for the six months ended June 30, 2020.The increase in our effective tax rate for the three months ended June 30, 2021, as compared to the same period in the prior year, was primarily due to changes in the regional earnings mix. The decrease in our effective tax rate for the six months ended June 30, 2021, as compared to the same period in the prior year, was primarily driven by an overall increase in tax benefits from share-based compensation.

The effective tax rate for the three and six months ended June 30, 2021, differed from the U.S. statutory tax rate of 21% primarily due to tax benefits from share-based compensation.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, consisted of the following:

	For the Six Months Ended June 30, 2021
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax	Unrealized (Loss) Gain on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized Gain (Loss) on Investments, Net of Tax	Foreign Currency Exchange Contracts	Euro-Denominated Notes	Cross Currency Swaps	Cumulative Translation Adjustment	Total

Balance as of December 31, 2020	$(272)	$(9,934)	$(5,982)	$(2,159)	$(35,268)	$(53,615)
Other comprehensive income (loss) before reclassifications	154	3,191	2,654	2,202	(7,246)	955
Loss reclassified from accumulated other comprehensive income	—	4,269	—	—	—	4,269
Balance as of June 30, 2021	$(118)	$(2,474)	$(3,328)	$43	$(42,514)	$(48,391)

	For the Six Months Ended June 30, 2020
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax	Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized (Loss) Gain on Investments, Net of Tax	Foreign Currency Exchange Contracts	Euro-Denominated Notes	Cross Currency Swaps	Cumulative Translation Adjustment	Total

Balance as of December 31, 2019	$110	$(736)	$1,396	$3,467	$(50,419)	$(46,182)
Other comprehensive (loss) income before reclassifications	(574)	5,538	(642)	2,602	(15,200)	(8,276)
Gain reclassified from accumulated other comprehensive income	—	(2,574)	—	—	—	(2,574)
Balance as of June 30, 2020	$(464)	$2,228	$754	$6,069	$(65,619)	$(57,032)

The following tables present components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended June 30,
		2021	2020
Gain (loss) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$(2,715)	$1,812
	Tax expense (benefit)	(340)	339
	Gain (loss), net of tax	$(2,375)	$1,473

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Six Months Ended June 30,
		2021	2020
Gain (loss) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$(5,145)	$3,153
	Tax expense (benefit)	(876)	579
	Gain (loss), net of tax	$(4,269)	$2,574
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

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Shares outstanding for basic earnings per share	85,325	85,134	85,427	85,282

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	85,325	85,134	85,427	85,282
Dilutive effect of share-based payment awards	1,329	1,268	1,367	1,286
	86,654	86,402	86,794	86,568

Certain awards and options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Weighted average number of shares underlying anti-dilutive awards	—	—	1	1
Weighted average number of shares underlying anti-dilutive options	135	270	102	218

NOTE 15. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

See “Note 8. Leases”, for more information regarding our lease commitments.

Contingencies and Guarantees

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could be higher and lower than our accruals. Except for the litigation matter described below, at June 30, 2021, our accruals with respect to actual and threatened litigation were not material.

We are a defendant in an ongoing litigation matter involving an alleged breach of contract for underpayment of royalty payments made from 2004 through 2017 under an expired patent license agreement. The plaintiff has asserted a claim of approximately $50 million, inclusive of interest, alleging that the incorrect royalty provision was applied to certain licensed products and services throughout the agreement term and that royalties were also due on non-licensed diagnostic services that were provided concurrently with licensed services. The trial court has ruled in favor of the plaintiff in this matter and we are appealing the judgment and continue to vigorously defend ourselves against the plaintiff’s allegations. While we believe the claim is without merit, litigation is inherently unpredictable and there can be no assurance that we will prevail in this matter. During the third quarter of 2020, we established an accrual of $27.5 million related to this ongoing matter, which represents the amount of a possible loss that we have determined to be probable and estimable. We have not made any adjustments to this accrual since it was established. The actual cost of resolving this matter may be higher or lower than the amount we have accrued.

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

The following is a summary of segment performance:

(in thousands)	For the Three Months Ended June 30,
	CAG	Water	LPD	Other	Consolidated Total
2021
Revenue	$745,595	$37,191	$33,524	$9,832	$826,142

Income from operations	$234,735	$17,228	$6,868	$422	$259,253
Interest expense, net					(7,522)
Income before provision for income taxes					251,731
Provision for income taxes					49,125
Net income					202,606
Less: Net income attributable to noncontrolling interest					24
Net income attributable to IDEXX Laboratories, Inc. stockholders					$202,582

2020
Revenue	$566,100	$28,116	$32,244	$11,132	$637,592

Income from operations	$167,969	$12,258	$8,249	$4,772	$193,248
Interest expense, net					(9,426)
Income before provision for income taxes					183,822
Provision for income taxes					34,826
Net income					148,996
Less: Net income attributable to noncontrolling interest					56
Net income attributable to IDEXX Laboratories, Inc. stockholders					$148,940

(in thousands)	For the Six Months Ended June 30,
	CAG	Water	LPD	Other	Consolidated Total
2021
Revenue	$1,438,362	$71,231	$72,794	$21,462	$1,603,849

Income from operations	$447,945	$32,000	$20,676	$6,254	$506,875
Interest expense, net					(15,054)
Income before provision for income taxes					491,821
Provision for income taxes					84,926
Net income					406,895
Less: Net income attributable to noncontrolling interest					56
Net income attributable to IDEXX Laboratories, Inc. stockholders					$406,839

2020
Revenue	$1,118,096	$62,265	$66,398	$17,169	$1,263,928

Income from operations	$286,628	$28,140	$17,912	$4,893	$337,573
Interest expense, net					(16,978)
Income before provision for income taxes					320,595
Provision for income taxes					59,743
Net income					260,852
Less: Net income attributable to noncontrolling interest					85
Net income attributable to IDEXX Laboratories, Inc. stockholders					$260,767

See “Note 3. Revenue Recognition” for a summary of disaggregated revenue by reportable segment and by major product and service category for the three and six months ended June 30, 2021 and 2020.
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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers in or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2021.

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

The amounts outstanding under our unsecured revolving credit facility (“Credit Facility” or “line of credit”) and senior notes (“long-term debt”) are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $987.8 million and $905.6 million, respectively, as of June 30, 2021, and $1.0 billion and $909.1 million, respectively, as of December 31, 2020.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2021

Assets
Money market funds (1)	$76	$—	$—	$76
Equity mutual funds (2)	$1,007	$—	$—	$1,007
Cross currency swaps (3)	$—	$54	$—	$54
Foreign currency exchange contracts (3)	$—	$2,400	$—	$2,400
Liabilities
Foreign currency exchange contracts (3)	$—	$5,487	$—	$5,487
Deferred compensation(4)	$1,007	$—	$—	$1,007
Contingent payment- acquisitions	$—	$—	$5,000	$5,000

(in thousands)
As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2020

Assets
Money market funds (1)	$76	$—	$—	$76
Equity mutual funds (2)	$1,145	$—	$—	$1,145
Foreign currency exchange contracts (3)	$—	$125	$—	$125
Liabilities
Cross currency swaps (3)	$—	$2,841	$—	$2,841
Foreign currency exchange contracts (3)	$—	$12,373	$—	$12,373
Deferred compensation(4)	$1,145	$—	$—	$1,145
(1)Money market funds with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of June 30, 2021 and December 31, 2020, consisted of demand deposits.
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

We have classified our liability for contingent consideration related to acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which includes the achievements of future revenues. The contingent consideration is included within other long-term liabilities.

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

We recognize all hedging instruments on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See “Note 13. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on our unaudited condensed consolidated statements of income for the three and six months ended June 30, 2021 and 2020.

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

We did not de-designate any instruments from hedge accounting treatment during either the three and six months ended June 30, 2021 or 2020. At June 30, 2021, the estimated amount of net losses, net of tax, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $2.9 million if exchange rates do not fluctuate from the levels at June 30, 2021.

We target to hedge approximately 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $210.2 million and $202.7 million at June 30, 2021 and December 31, 2020, respectively.

The following tables present the effect of cash flow hedge accounting on our unaudited condensed consolidated statements of income and comprehensive income, and provide information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)		Three Months Ended June 30,
		2021	2020

Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$336,834	$258,250
Foreign exchange contracts
Amount of (loss) gain reclassified from accumulated other comprehensive income into income		$(2,715)	$1,812

(in thousands)		Six Months Ended June 30,
		2021	2020

Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$643,759	$524,996
Foreign exchange contracts
Amount of (loss) gain reclassified from accumulated other comprehensive income into income		$(5,145)	$3,153

Net Investment Hedges, Euro-Denominated Notes

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded losses of $1.0 million and gains of $2.7 million, net of tax, within AOCI as a result of this net investment hedge for the three and six months ended June 30, 2021, respectively, and losses of $1.7 million and $0.6 million for the three and six months ended June 30, 2020, respectively. The related cumulative unrealized loss recorded at June 30, 2021, will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or a portion of the hedge no longer qualifies for hedge accounting treatment. See Note 13 to the consolidated financial statements included in our 2020 Annual Report for further information regarding the issuance of these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

We have entered into several cross currency swap contracts as a hedge of our net investment in foreign operations to offset foreign currency translation gains and losses on the net investment. These cross currency swaps have maturity dates beginning on June 30, 2023, through June 18, 2025. At maturity of the cross currency swap contracts, we will deliver the notional amount of €90.0 million and will receive approximately $104.5 million from the counterparties on June 30, 2023, and we will deliver the notional amount of €15 million and will receive approximately $17.5 million from the counterparties on June 18, 2025. The change in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. During the three and six months ended June 30, 2021, we recorded losses of $1.1 million and gains of $2.2 million, respectively, net of tax, within AOCI as a result of these net investment hedges, and losses of $1.4 million and gains of $2.6 million during the three and six months ended June 30, 2020, respectively. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and, thus is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $0.7 million and $1.4 million related to the excluded component as a reduction of interest expense for the three and six months ended June 30, 2021, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2020, respectively.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following derivative instruments, unless otherwise noted:

(in thousands)		Hedging Assets
		June 30, 2021	December 31, 2020

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$1,676	$125
Cross currency swaps	Other long-term assets	54	—
Foreign currency exchange contracts	Other long-term assets	724	—
Total derivative instruments presented as hedge instruments on the balance sheet		2,454	125
Gross amounts subject to master netting arrangements not offset on the balance sheet		(2,010)	(125)
Net amount		$444	$—

(in thousands)		Hedging Liabilities
		June 30, 2021	December 31, 2020

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$5,349	$12,373
Cross currency swaps	Other long-term liabilities	—	2,841
Foreign currency exchange contracts	Other long-term liabilities	138	—
Total derivative instruments presented as cash flow hedges on the balance sheet		5,487	15,214
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet(1)	Long-term debt	105,634	109,125
Total hedging instruments presented on the balance sheet		111,121	124,339
Gross amounts subject to master netting arrangements not offset on the balance sheet		(2,010)	(125)
Net amount		$109,111	$124,214
(1) Amounts represent reported carrying amounts of our foreign currency denominated debt. See “Note 17. Fair Value Measurements” for information regarding the fair value of our long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to, among other things, the impact of the COVID-19 pandemic; future revenue growth rates; revenue recognition timing and amounts; business trends, earnings and other measures of financial performance; the effect of economic downturns on our business performance; projected impact of foreign currency exchange rates; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending, the working capital and liquidity outlook; the adoption and projected impact of new accounting standards; critical accounting estimates; deductibility of goodwill; future commercial efforts; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the adverse impact, and the duration, of the effects of the ongoing COVID-19 pandemic on our business, results of operations, liquidity, financial condition, and stock price, as well as the other matters described under the headings “Business,” “Risk Factors,” “Legal Proceedings,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosure About Market Risk” in our 2020 Annual Report and in the corresponding sections of this Quarterly Report on Form 10-Q for the quarters ended March 31, 2021, and June 30, 2021, as well as those described from time to time in our other periodic reports filed with the SEC.

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

You should read the following discussion and analysis in conjunction with our 2020 Annual Report that includes additional information about us, our results of operations, our financial position, and our cash flows, and with our unaudited condensed consolidated financial statements and related notes included in Part I. Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

CAG develops, designs, manufactures, and distributes products and performs services for veterinarians and the biomedical analytics market, primarily related to diagnostics and information management. Water develops, designs, manufactures, and distributes a range of products used in the detection of various microbiological parameters in water. LPD develops, designs, manufactures, and distributes diagnostic tests and related software and performs services that are used to manage the health status of livestock and poultry, to improve bovine reproductive efficiency, and to ensure the quality and safety of milk. OPTI Medical develops, designs, manufactures, and distributes point-of-care and laboratory diagnostics (including electrolyte and blood gas analyzers, COVID-19 PCR test, and related consumable products) for the human medical diagnostics market.

Effects of Certain Factors and Trends on Results of Operations

CAG Market Trends. Favorable global trends in companion animal healthcare continue to support high growth for CAG diagnostic products and services across regions. U.S. same-store clinical visit growth at veterinary practices was approximately 13% in the second quarter, reflecting year-over-year growth of approximately 11% in non-wellness visits and approximately 14% in wellness visits. These gains include benefits from comparisons to prior year impacts on demand related to the COVID-19 pandemic. Average same-store revenue growth at U.S. veterinary practices was approximately 16% in the second quarter, driven by high growth in healthcare services, including increased utilization of diagnostics. For the remainder of the current year, we expect to see lower levels of growth in U.S. clinical visits and CAG Diagnostic revenue, as compared to the second half of the prior year, which included initial pandemic impacts, including benefits in the third quarter of 2020 due to delayed demand from the prior quarter. Furthermore, the potential effects related to ongoing COVID-19 case management efforts are challenging to predict and may pressure future revenues in CAG and our other segments should enhanced or renewed social distancing policies and higher infection rates impact our customers in certain regions.

Other Market Trends. We anticipate reduced LPD revenues on a year-over-year comparison in the second half of 2021, as we compare to high prior-year demand for our African Swine Fever testing in China. We also expect that revenues from our China LPD business may decline in the second half of 2021 from the rebuilding of swine herds, lower pork prices, and changing government requirements related to live animal imports and livestock infectious disease programs.

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

Critical Accounting Estimates and Assumptions

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021, are consistent with those discussed in our 2020 Annual Report in the section under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Assumptions.”

Recent Accounting Pronouncements

For more information regarding the impact that recent accounting standards and amendments will have on our consolidated financial statements as described in Note 2 to the unaudited condensed consolidated financial statements in Part I. Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three and six months ended June 30, 2021, as compared to the same periods for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

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

Results of Operations

Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020

Total Company. The following table presents total Company revenue by operating segment:

	For the Three Months Ended June 30,
Net Revenue (dollars in thousands)	2021	2020	Dollar Change	Reported Revenue Growth(1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth(1)

CAG	$745,595	$566,100	$179,495	31.7%	3.7%	0.6%	27.4%
United States	486,252	387,113	99,139	25.6%	—	0.6%	25.0%
International	259,343	178,987	80,356	44.9%	12.0%	0.6%	32.3%

Water	37,191	28,116	9,075	32.3%	5.7%	—	26.6%
United States	17,747	13,935	3,812	27.4%	—	—	27.4%
International	19,444	14,181	5,263	37.1%	11.2%	—	25.9%

LPD	33,524	32,244	1,280	4.0%	5.9%	—	(2.0%)
United States	3,516	3,242	274	8.4%	—	—	8.4%
International	30,008	29,002	1,006	3.5%	6.5%	—	(3.1%)

Other	9,832	11,132	(1,300)	(11.7%)	4.5%	—	(16.2%)

Total Company	$826,142	$637,592	$188,550	29.6%	3.9%	0.5%	25.1%
United States	515,238	405,998	109,240	26.9%	—	0.6%	26.3%
International	310,904	231,594	79,310	34.2%	10.7%	0.5%	23.1%
(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in both U.S. and international organic revenues was driven by strong volume gains in CAG Diagnostics recurring revenue, reflecting continued high demand for companion animal diagnostics globally, supported by an increase in clinical visits and diagnostic utilization per clinical visit, as compared to the second quarter of the prior year, which included initial pandemic impacts. Our CAG Diagnostics instrument revenue reflects high placement volume this quarter, as compared to the second quarter in the prior year, which was impacted by the global pandemic. In our LPD business, excluding the impact for currency movements, revenues decreased primarily as a result of lower swine and poultry testing in China, as well as lower heard health screening. The higher revenue in our Water business was the result of recovery of overall testing volumes including continued improvement in non-compliance testing volume that has been constrained during the pandemic and disruption in certain compliance testing during the second quarter of the prior year. Other revenues reflect lower demand, which has occurred as vaccination rates increase for human OPTI COVID-19 PCR test and services, which were introduced in the second quarter of 2020. The impact of currency movements increased total revenue by 3.9%, while acquisitions increased revenue by 0.5%.

    The following table presents total Company results of operations:

	For the Three Months Ended June 30,				Change
Total Company - Results of Operations (dollars in thousands)	2021	Percent of Revenue	2020	Percent of Revenue	Amount	Percentage

Revenues	$826,142		$637,592		$188,550	29.6%
Cost of revenue	336,834		258,250		78,584	30.4%
Gross profit	489,308	59.2%	379,342	59.5%	109,966	29.0%

Operating Expenses:
Sales and marketing	119,032	14.4%	94,181	14.8%	24,851	26.4%
General and administrative	73,326	8.9%	60,268	9.5%	13,058	21.7%
Research and development	37,697	4.6%	31,645	5.0%	6,052	19.1%
Total operating expenses	230,055	27.8%	186,094	29.2%	43,961	23.6%
Income from operations	$259,253	31.4%	$193,248	30.3%	$66,005	34.2%

Gross Profit. Gross profit increased due to higher sales volumes despite a modest 30 basis point decrease in the gross profit margin. The net decrease in the gross profit margin was driven by several factors including the mix impact from higher CAG Diagnostics instrument revenue and moderated laboratory productivity gains reflecting comparisons to tightly controlled prior year cost levels, as a response to the onset of the COVID-19 pandemic. These impacts were partially offset by the benefits of volume leverage in our CAG Diagnostics recurring revenue portfolio following the initial pandemic impacts in the second quarter of the prior year and moderate net price increases, as well as strong growth in veterinary software, services and diagnostics recurring revenues. The impact from foreign currency movements decreased the gross profit margin by less than 10 basis points, including the impact of hedge losses in the current year compared to hedge gains in the prior year.

Operating Expenses. Overall operating expenses were higher compared to the second quarter of 2020, during which cost containment efforts were implemented in response to the COVID-19 pandemic, including temporary reductions to compensation and benefits, and travel costs. Sales and marketing expense increased primarily due to higher personnel-related costs, including investments in our global commercial capability, as well as travel costs. General and administrative expense increased primarily due to higher personnel-related costs. Research and development expense increased primarily due to higher project and personnel-related costs. The overall change in currency exchange rates resulted in an increase in operating expenses of approximately 3%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Three Months Ended June 30,
Net Revenue (dollars in thousands)	2021	2020	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$661,300	$510,254	$151,046	29.6%	3.7%	0.3%	25.6%
IDEXX VetLab consumables	256,352	196,061	60,291	30.8%	4.8%	—	26.0%
Rapid assay products	83,887	64,658	19,229	29.7%	1.8%	—	28.0%
Reference laboratory diagnostic and consulting services	293,675	228,816	64,859	28.3%	3.2%	0.6%	24.5%
CAG diagnostics services and accessories	27,386	20,719	6,667	32.2%	4.7%	—	27.5%
CAG Diagnostics capital - instruments	35,054	18,871	16,183	85.8%	7.5%	—	78.3%
Veterinary software, services and diagnostic imaging systems	49,241	36,975	12,266	33.2%	1.5%	5.8%	25.9%
Net CAG revenue	$745,595	$566,100	$179,495	31.7%	3.7%	0.6%	27.4%
(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding

CAG Diagnostics Recurring Revenue. We continue to see strong market demand for companion animal diagnostics globally across modalities, including an increase in clinical visits and high levels of growth in testing volumes following the initial pandemic impact, which constrained volumes beginning in mid-March through May 2020. This volume growth includes an increase in diagnostic utilization per clinical visit. The increase in CAG Diagnostics recurring revenue was primarily due to increased reference laboratory diagnostic services, volumes in IDEXX VetLab consumables, and rapid assay products, and to a lesser extent, higher realized prices. The impact of currency movements increased revenues by 3.7%.

The increase in IDEXX VetLab® consumables revenue was primarily due to higher sales volumes for our Catalyst® consumables and, to a lesser extent, ProCyte consumables. These increases were supported by an increase in testing utilization across regions, high customer retention levels and expansion of our global premium instrument installed base.

The increase in rapid assay revenue resulted primarily from higher SNAP® 4Dx Plus sales volumes and higher realized prices. Results reflected strong growth in all major regions.
The increase in reference laboratory diagnostic and consulting services revenue was primarily due to higher testing volumes in all major regions, as well as higher average unit sales prices. Acquisitions increased revenue by 0.6%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the increase in our active installed base of instruments.

CAG Diagnostics Capital – Instrument Revenue. The increase in instrument revenue was primarily due to strong premium instrument placements globally, as compared to constrained placements in the second quarter of 2020, as a result of the global pandemic, due to restrictions on our sales professionals’ access to clinics and certain customers’ deferral of new instrument purchases, which resulted in lower sales volumes.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in revenue was primarily due to higher imaging system placements, specifically our ImageVue DR 30 platform, as compared to the second quarter of 2020 during which diagnostic imaging placements were lower due to restrictions on our sales professionals’ access to clinics and certain customers deferring purchase decisions as a result of the COVID-19 pandemic. We also had increased veterinary software and diagnostic imaging subscription-based service revenue, due to increases in our active installed base, new diagnostic imaging instrument and veterinary software system placements, and higher realized prices on these service offerings. Acquisitions increased revenue 5.8%.

The following table presents the CAG segment results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2021	Percent of Revenue	2020	Percent of Revenue	Amount	Percentage

Revenues	$745,595		$566,100		$179,495	31.7%
Cost of revenues	304,809		231,633		73,176	31.6%
Gross profit	440,786	59.1%	334,467	59.1%	106,319	31.8%

Operating Expenses:
Sales and marketing	109,151	14.6%	86,096	15.2%	23,055	26.8%
General and administrative	64,134	8.6%	53,533	9.5%	10,601	19.8%
Research and development	32,766	4.4%	26,869	4.7%	5,897	21.9%
Total operating expenses	206,051	27.6%	166,498	29.4%	39,553	23.8%
Income from operations	$234,735	31.5%	$167,969	29.7%	$66,766	39.7%

Gross Profit. Gross profit increased primarily due to higher sales volume. Increases in the gross profit margin were primarily due to the benefits of volume leverage and price increases in our CAG Diagnostics recurring revenue portfolio, including significant volume leverage within our reference laboratories, which was moderated in comparisons to the tightly controlled prior year cost levels within laboratory operations. Furthermore, we saw strong growth in veterinary software, services and diagnostic imaging recurring revenues, including the positive impact of acquisitions. These favorable factors were offset by the impact from product mix with higher CAG Diagnostics instrument revenue, as well as an impairment of rental assets in certain regions. The impact from foreign currency movements increased the gross profit margin by less than 10 basis points, including the impact of hedge losses in the current year compared to hedge gains in the prior year.

Operating Expenses. Overall operating expenses were higher compared to the second quarter of 2020, during which cost containment efforts were implemented in response to the COVID-19 pandemic, including temporary reductions to compensation and benefits and travel costs. Sales and marketing expense increased primarily due to higher personnel-related costs, including investments in our global commercial capability, as well as travel costs. General and administrative expense increased primarily due to personnel-related costs. Research and development expense increased primarily due to increased project and personnel-related costs. The overall change in currency exchange rates increased operating expenses by approximately 2%.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2021	Percent of Revenue	2020	Percent of Revenue	Amount	Percentage

Revenues	$37,191		$28,116		$9,075	32.3%
Cost of revenue	11,444		8,438		3,006	35.6%
Gross profit	25,747	69.2%	19,678	70.0%	6,069	30.8%

Operating Expenses:
Sales and marketing	4,099	11.0%	3,399	12.1%	700	20.6%
General and administrative	3,384	9.1%	3,193	11.4%	191	6.0%
Research and development	1,036	2.8%	828	2.9%	208	25.1%
Total operating expenses	8,519	22.9%	7,420	26.4%	1,099	14.8%
Income from operations	$17,228	46.3%	$12,258	43.6%	$4,970	40.5%

Revenue. The increase in revenue was primarily a result of the continued improvement in overall testing volumes, including non-compliance testing volume that has been constrained during the COVID-19 pandemic. The increase in revenues was also due to disruption in certain compliance testing areas during the second quarter of the prior year due to social distancing policies, including beach and pool closures, as well as the impact of customer stocking orders in the first quarter of 2020 ahead of the pandemic, that impacted second quarter 2020 volumes. The impact of currency movements increased revenue by approximately 5.7%.

Gross Profit. Gross profit increased due to higher sales volumes despite an 80 basis point decrease in the gross profit margin, which reflected a 110 basis point reduction due to foreign currency movements, including the impact of hedge losses in the current year compared to hedge gains in the prior year. Excluding currency impacts, the increase in gross profit margin reflected the net benefit of price increases and volume leverage.

Operating Expenses.  Overall operating expenses were higher compared to the second quarter of 2020, during which cost containment efforts were implemented in response to the COVID-19 pandemic, including temporary reductions to compensation and benefits and travel costs. Sales and marketing and general and administrative expenses increased primarily due to higher personnel-related costs. Research and development expense increased primarily due to third-party costs. The overall change in currency exchange rates resulted in an increase in operating expenses of approximately 3%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2021	Percent of Revenue	2020	Percent of Revenue	Amount	Percentage

Revenues	$33,524		$32,244		$1,280	4.0%
Cost of revenue	13,998		13,405		593	4.4%
Gross profit	19,526	58.2%	18,839	58.4%	687	3.6%

Operating Expenses:
Sales and marketing	5,142	15.3%	4,298	13.3%	844	19.6%
General and administrative	4,271	12.7%	3,678	11.4%	593	16.1%
Research and development	3,245	9.7%	2,614	8.1%	631	24.1%
Total operating expenses	12,658	37.8%	10,590	32.8%	2,068	19.5%
Income from operations	$6,868	20.5%	$8,249	25.6%	$(1,381)	(16.7%)

Revenue. The favorable impact of foreign currency movements increased revenues 5.9%. Excluding the impact of currency, overall revenues decreased primarily due to lower swine testing volumes in China, as swine herds are rebuilt, pork prices are low, and government requirements change related to live animal imports and livestock infectious disease programs, in comparison to high prior-year demand for African Swine Fever testing. We anticipate these trends will continue to impact our revenues in China during the second half of 2021. These decreases were partially offset by higher bovine testing volumes in Europe and the Americas, as compared to pandemic impacts in the second quarter of the prior year.

Gross Profit. Gross profit increased due to higher sales volumes despite a 20 basis point decrease in the gross profit margin. Excluding currency impacts, the gross profit margin increased as a result of lower product costs due to product mix. The impact of currency movements, including the impact of hedge losses in the current year compared to hedge gains in the prior year, reduced the gross margin by approximately 90 basis points.

Operating Expenses. Overall operating expenses were higher compared to the second quarter of 2020, during which cost containment efforts were implemented in response to the COVID-19 pandemic, including temporary reductions to compensation and benefits and travel costs. Sales and marketing expense increased primarily due to higher travel and personnel-related costs. General and administrative expenses increased primarily due to higher personnel-related costs. Research and development expense increased primarily due to higher personnel-related costs and third-party development costs. The overall change in currency exchange rates resulted in an increase in operating expenses of approximately 4%.

Other

The following table presents the Other results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2021	Percent of Revenue	2020	Percent of Revenue	Amount	Percentage

Revenues	$9,832		$11,132		$(1,300)	(11.7%)
Cost of revenue	6,583		4,774		1,809	37.9%
Gross profit	3,249	33.0%	6,358	57.1%	(3,109)	(48.9%)

Operating Expenses:
Sales and marketing	640	6.5%	388	3.5%	252	64.9%
General and administrative	1,537	15.6%	(136)	(1.2%)	1,673	(1,230.1%)
Research and development	650	6.6%	1,334	12.0%	(684)	(51.3%)
Total operating expenses	2,827	28.8%	1,586	14.2%	1,241	78.2%
Income from operations	$422	4.3%	$4,772	42.9%	$(4,350)	(91.2%)

Revenue. The decrease in revenue was primarily due to lower OPTI COVID-19 PCR testing products and services, as compared to the second quarter of 2020 when the COVID-19 product and services were introduced, partially offset by higher royalty revenue associated with intellectual property related to our former pharmaceutical product line and higher OPTI Medical consumables. We currently estimate that the future demand for our OPTI COVID-19 PCR testing products and services will be lower than prior periods, although it is difficult to project given the uncertain nature of the COVID-19 pandemic, including the spread of variants, rates of vaccinations, governmental and private institution testing requirements, and alternative suppliers. The impact of currency movements on revenue was 4.5%.

Gross Profit. The decrease in gross profit was primarily due to lower sales volumes of our OPTI COVID-19 PCR testing products and services and a 2,410 basis point decrease in the gross profit margin, primarily due to higher product costs associated with write-downs of excess COVID-19 testing inventory, partially offset by the benefits of mix due to higher royalty revenue associated with our former pharmaceutical product line. The overall change in currency exchange rates had an immaterial impact on gross profit.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs. General and administrative expense increased primarily due to foreign exchange losses on settlements of foreign currency denominated transactions, as compared to gains in the prior year, for all operating segments, which are reported within our Other segment. Research and development expense decreased primarily due to lower project costs associated with the development of the OPTI COVID-19 PCR test.

Non-Operating Items

Interest Expense. Interest expense was $7.6 million for the three months ended June 30, 2021, as compared to $9.5 million for the same period in the prior year. The decrease in interest expense was primarily the result of lower average debt levels.

Provision for Income Taxes. Our effective income tax rate was 19.5% for the three months ended June 30, 2021, as compared to 18.9% for the three months ended June 30, 2020. The increase in our effective tax rate was primarily due to changes in the regional earnings mix.

Results of Operations

Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

Total Company. The following table presents total Company revenue by operating segment:

	For the Six Months Ended June 30,
Net Revenue (dollars in thousands)	2021	2020	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$1,438,362	$1,118,096	$320,266	28.6%	3.3%	0.4%	25.0%
United States	930,662	760,388	170,274	22.4%	—	0.4%	22.0%
International	507,700	357,708	149,992	41.9%	10.8%	0.4%	30.7%

Water	71,231	62,265	8,966	14.4%	3.7%	—	10.7%
United States	34,315	30,876	3,439	11.1%	—	—	11.1%
International	36,916	31,389	5,527	17.6%	7.3%	—	10.3%

LPD	72,794	66,398	6,396	9.6%	5.8%	—	3.8%
United States	7,264	7,019	245	3.5%	—	—	3.5%
International	65,530	59,379	6,151	10.4%	6.5%	—	3.8%

Other	21,462	17,169	4,293	25.0%	4.2%	—	20.8%

Total Company	$1,603,849	$1,263,928	$339,921	26.9%	3.5%	0.3%	23.1%
United States	987,876	802,781	185,095	23.1%	—	0.3%	22.7%
International	615,973	461,147	154,826	33.6%	9.6%	0.3%	23.6%
(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in both U.S. and international organic revenues was driven by strong volume gains in CAG Diagnostics recurring revenue, reflecting continued high demand for companion animal diagnostics globally, supported by an increase in clinical visits and diagnostic utilization per clinical visit, as compared to the first half of 2020, which included the initial pandemic impacts. Our CAG Diagnostics instrument revenue reflects high placement volumes compared to the first half of the prior year, which was impacted by the global pandemic. The growth in our LPD business was primarily due to the demand for swine testing in China and occurred predominantly in the first quarter. The higher revenue in our Water business was primarily a result of the continued improvement in non-compliance testing that has been constrained during the pandemic and disruption in certain compliance testing during the second quarter of the prior year. The impact of currency movements increased total revenue by 3.5%.

The following table presents total Company results of operations:

	For the Six Months Ended June 30,				Change
Total Company - Results of Operations (dollars in thousands)	2021	Percent of Revenue	2020	Percent of Revenue	Amount	Percentage

Revenues	$1,603,849		$1,263,928		$339,921	26.9%
Cost of revenue	643,759		524,996		118,763	22.6%
Gross profit	960,090	59.9%	738,932	58.5%	221,158	29.9%

Operating Expenses:
Sales and marketing	233,843	14.6%	210,324	16.6%	23,519	11.2%
General and administrative	144,096	9.0%	126,080	10.0%	18,016	14.3%
Research and development	75,276	4.7%	64,955	5.1%	10,321	15.9%
Total operating expenses	453,215	28.3%	401,359	31.8%	51,856	12.9%
Income from operations	$506,875	31.6%	$337,573	26.7%	$169,302	50.2%

Gross Profit. Gross profit increased due to higher sales volumes, as well as a 140 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to volume leverage in our CAG Diagnostics recurring portfolio following the initial pandemic impacts in the first half of the prior year, price increases, and strong growth in veterinary software, services and diagnostic imaging recurring revenues. These increases were partially offset by product mix with higher CAG Diagnostics instrument revenue. The impact from foreign currency movements decreased the gross profit margin by less than 10 basis points, including the impact of hedge losses in the current year compared to hedge gains in the prior year.

Operating Expenses. Overall operating expenses were higher compared to the first half of 2020, during which cost containment efforts were implemented in response to the COVID-19 pandemic, including temporary reductions to compensation and benefits and travel costs. Sales and marketing expense increased primarily due to higher personnel-related costs, including investments in our global commercial capability, partially offset by lower travel costs. General and administrative expense increased primarily due to higher personnel-related costs, partially offset by an increase in the bad debt reserve during the first quarter of 2020. Research and development expense increased primarily due to higher project and personnel-related costs. The overall change in currency exchange rates increased operating expenses by approximately 2%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Six Months Ended June 30,
Net Revenue (dollars in thousands)	2021	2020	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$1,278,580	$998,179	$280,401	28.1%	3.4%	0.2%	24.5%
IDEXX VetLab consumables	502,444	384,774	117,670	30.6%	4.4%	—	26.2%
Rapid assay products	153,498	122,088	31,410	25.7%	1.5%	—	24.2%
Reference laboratory diagnostic and consulting services	569,456	449,077	120,379	26.8%	3.0%	0.4%	23.4%
CAG diagnostics services and accessories	53,182	42,240	10,942	25.9%	4.2%	—	21.7%
CAG Diagnostics capital - instruments	66,244	42,704	23,540	55.1%	5.4%	—	49.8%
Veterinary software, services and diagnostic imaging systems	93,538	77,213	16,325	21.1%	1.1%	2.8%	17.2%
Net CAG revenue	$1,438,362	$1,118,096	$320,266	28.6%	3.3%	0.4%	25.0%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding

CAG Diagnostics Recurring Revenue. We continue to see strong market demand for companion animal diagnostics globally across modalities, including high levels of growth in testing volumes following the initial pandemic impacts, which constrained volumes beginning in mid-March 2020 through May 2020. This volume growth includes an increase in clinical visits and diagnostic utilization per clinical visit. The increase in CAG Diagnostics recurring revenue was primarily due to increased volumes in IDEXX VetLab consumables, reference laboratory diagnostic services, and rapid assay products and, to a lesser extent, higher realized prices. The impact of currency movements increased revenue 3.4%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher sales volumes for our Catalyst consumables and, to a lesser extent, ProCyte consumables. These increases were supported by an increase in testing utilization across regions, high customer retention levels, and expansion of our global premium instrument installed base.

The increase in rapid assay revenue resulted primarily from higher SNAP® 4Dx Plus sales volumes, as well as higher realized prices.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to higher testing volumes globally, as well as higher average unit sales prices. Acquisitions increased revenue by 0.4%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the increase in our active installed base of instruments.

CAG Diagnostics Capital – Instrument Revenue. The increase in instrument revenue was primarily due to strong premium instrument placements globally, as compared to constrained placements in the first half of 2020, as a result of the global pandemic, due to restrictions on our sales professionals’ access to clinics and certain customers’ deferral of new instrument placements, which resulted in lower sales volumes.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in revenue was primarily due to increased veterinary software and diagnostic imaging subscription-based services due to the increases in our active installed base, new veterinary software system placements, and to a lesser extent, higher realized prices on these service offerings. Revenue also increased with higher imaging systems placements in the second quarter, specifically our ImageVue DR 30 platform, as compared to the second quarter of 2020 when diagnostic imaging placements were lower due to restriction on our sales professionals’ access to clinic and certain customers deferring purchase decisions as a result of the COVID-19 pandemic. These favorable impacts were partially offset by a decrease in diagnostic imaging instrument revenue impacted by a reduction in earlier generation instrument platform sales. Acquisitions increased revenue 2.8%.

The following table presents the CAG segment results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2021	Percent of Revenue	2020	Percent of Revenue	Amount	Percentage

Revenues	$1,438,362		$1,118,096		$320,266	28.6%
Cost of revenue	584,702		474,286		110,416	23.3%
Gross profit	853,660	59.3%	643,810	57.6%	209,850	32.6%

Operating Expenses:
Sales and marketing	213,442	14.8%	192,098	17.2%	21,344	11.1%
General and administrative	127,038	8.8%	109,136	9.8%	17,902	16.4%
Research and development	65,235	4.5%	55,948	5.0%	9,287	16.6%
Total operating expenses	405,715	28.2%	357,182	31.9%	48,533	13.6%
Income from operations	$447,945	31.1%	$286,628	25.6%	$161,317	56.3%

Gross Profit. Gross profit increased primarily due to higher sales volume, as well as a 170 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to the benefit of volume leverage and price increases in our CAG Diagnostics recurring revenue portfolio, and strong growth in veterinary software, services and diagnostic imaging systems. These favorable factors were partially offset by product mix with higher CAG Diagnostics instrument revenue, as well as an impairment of rental assets in certain regions. The impact from foreign currency movements increased the gross profit margin by less than 10 basis points, including the impact of hedge losses in the current year compared to hedge gains in the prior year.

Operating Expenses. Overall operating expenses were higher compared to the first half of 2020, during which cost containment efforts were implemented in response to the COVID-19 pandemic, including temporary reductions to compensation and benefits and travel costs. Sales and marketing expense increased primarily due to higher personnel-related costs, including investments in our global commercial capability, partially offset by lower travel costs. General and administrative expense increased primarily due to higher personnel-related costs, partially offset by an increase in the bad debt reserve during the first quarter of 2020. Research and development expense increased primarily due to increased project and personnel-related costs. The overall change in currency exchange rates resulted in an increase in operating expenses by approximately 2%.

Water

The following table presents the Water segment results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2021	Percent of Revenue	2020	Percent of Revenue	Amount	Percentage

Revenues	$71,231		$62,265		$8,966	14.4%
Cost of revenue	22,019		17,838		4,181	23.4%
Gross profit	49,212	69.1%	44,427	71.4%	4,785	10.8%

Operating Expenses:
Sales and marketing	8,457	11.9%	7,773	12.5%	684	8.8%
General and administrative	6,620	9.3%	6,689	10.7%	(69)	(1.0)%
Research and development	2,135	3.0%	1,825	2.9%	310	17.0%
Total operating expenses	17,212	24.2%	16,287	26.2%	925	5.7%
Income from operations	$32,000	44.9%	$28,140	45.2%	$3,860	13.7%

Revenue. The increase in our Water business was primarily a result of recovery in overall testing volumes, including continued improvement in non-compliance testing volume that has been constrained during the COVID-19 pandemic and disruptions in certain compliance testing areas, specifically during the second quarter of the prior year due to social distancing policies, including beach and pool closures, as well as price increases in our Colilert test products and related accessories used in coliform and E. coli testing. The impact of currency movements also increased revenue by 3.7%.

Gross Profit. Gross profit increased due to higher sales volumes despite a 230 basis point decrease in the gross profit margin, which reflected a 120 basis point reduction due to foreign currency movements, including the impact of hedge losses in the current year compared to hedge gains in the prior year. The gross profit margin was further reduced by higher product and distribution costs. These reductions in the gross profit margin were partially offset by the net benefit of price increases.

Operating Expenses. Overall operating expenses were higher compared to the first half of 2020, during which cost containment efforts were implemented in response to the COVID-19 pandemic, including temporary reductions to compensation and benefits and travel costs. Sales and marketing expense increased primarily due to higher personnel-related costs. Research and development expense increased primarily due to higher third-party costs. The overall change in currency exchange rates resulted in an increase in operating expenses of approximately 2%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2021	Percent of Revenue	2020	Percent of Revenue	Amount	Percentage

Revenues	$72,794		$66,398		$6,396	9.6%
Cost of revenue	26,387		25,247		1,140	4.5%
Gross profit	46,407	63.8%	41,151	62.0%	5,256	12.8%

Operating Expenses:
Sales and marketing	10,680	14.7%	9,680	14.6%	1,000	10.3%
General and administrative	8,579	11.8%	8,167	12.3%	412	5.0%
Research and development	6,472	8.9%	5,392	8.1%	1,080	20.0%
Total operating expenses	25,731	35.3%	23,239	35.0%	2,492	10.7%
Income from operations	$20,676	28.4%	$17,912	27.0%	$2,764	15.4%

Revenue. The favorable impact of foreign currency movements increased revenue by 5.8%. Excluding the impact of currency, overall revenues increased primarily due to higher demand for diagnostic testing in China, during the first quarter of 2021, and higher bovine testing volumes in Europe and the Americas, as compared to pandemic impacts in the second quarter of the prior year. Beginning in the second quarter of 2021 we saw lower livestock testing volumes in China, as swine herds are rebuilt, pork prices are low, and government requirements change related to live animal imports and livestock infectious disease programs, in comparison to high prior-year demand for African Swine Fever testing. We anticipate these trends will continue to impact our revenues in China during the second half of 2021.

Gross Profit. The increase in gross profit was primarily due to higher sales volumes and a 180 basis point increase in the gross profit margin. The increase in the gross profit margin is primarily due to volume leverage and favorable product mix, partially offset by lower realized prices and the impact from foreign currency movements, which decreased gross profit margin by approximately 100 basis points, including the impact of hedge losses in the current year compared to hedge gains in the prior year.

Operating Expenses. Overall operating expenses were higher compared to the first half of 2020, during which cost containment efforts were implemented in response to the COVID-19 pandemic, including temporary reductions to compensation and benefits, and travel costs. Sales and marketing expense increased primarily due to higher travel and personnel-related costs. General and administrative expenses increased primarily due to higher personnel-related costs, partially offset an increase in the bad debt reserve during the first half of 2020. Research and development expense increased primarily due to higher personnel-related costs and third-party development costs, partially offset by leveraging LPD personnel to support our human COVID testing products. The overall change in currency exchange rates resulted in an increase in operating expenses of approximately 3%.

Other

The following table presents the Other results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2021	Percent of Revenue	2020	Percent of Revenue	Amount	Percentage

Revenues	$21,462		$17,169		$4,293	25.0%
Cost of revenue	10,651		7,625		3,026	39.7%
Gross profit	10,811	50.4%	9,544	55.6%	1,267	13.3%

Operating Expenses:
Sales and marketing	1,264	5.9%	773	4.5%	491	63.5%
General and administrative	1,859	8.7%	2,088	12.2%	(229)	(11.0%)
Research and development	1,434	6.7%	1,790	10.4%	(356)	(19.9%)
Total operating expenses	4,557	21.2%	4,651	27.1%	(94)	(2.0%)
Income from operations	$6,254	29.1%	$4,893	28.5%	$1,361	27.8%

Revenue. The increase in revenue was primarily due to our OPTI COVID-19 PCR testing products and services, which were introduced in the second quarter of 2020, as well as higher OPTI Medical consumables. We currently estimate that the future demand for our OPTI COVID-19 PCR testing products and services will be lower than prior periods, although it is difficult to project given the uncertain nature of the COVID-19 pandemic, including the spread of variants, rates of vaccinations, governmental and private institution testing requirements, and alternative suppliers. The impact of currency movements increased revenue by 4.2%.

Gross Profit. The increase in gross profit was primarily due to higher sales volumes of our OPTI COVID-19 PCR testing products and services, primarily in the first quarter of 2021. The gross profit margin decreased 520 basis points primarily due to higher product costs associated with write-downs of excess COVID-19 testing inventory in the second quarter of 2021. The overall change in currency exchange rates had an immaterial impact on gross profit.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs associated with our OPTI COVID-19 PCR product and services. General and administrative expense decreased primarily due to lower foreign exchange losses on settlements of foreign currency denominated transactions, as compared to the prior year, for all operating segments, which are reported within our Other segment. Research and development expense decreased primarily due to lower project costs associated with the development of the OPTI COVID-19 PCR test.

Non-Operating Items

Interest Expense. Interest expense was $15.2 million for the six months ended June 30, 2021, as compared to $17.2 million for the same period in the prior year. The decrease in interest expense was primarily the result of lower average debt levels.
Provision for Income Taxes. Our effective income tax rate was 17.3% for the six months ended June 30, 2021, as compared to 18.6% for the six months ended June 30, 2020. The decrease in our effective tax rate as compared to the same period in the prior year, was primarily driven by an overall increase in tax benefits from share-based compensation.

Liquidity and Capital Resources

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. At June 30, 2021, we had $232.1 million of cash and cash equivalents, as compared to $383.9 million on December 31, 2020. Working capital totaled $349.4 million at June 30, 2021, as compared to $480.0 million at December 31, 2020. Additionally, at June 30, 2021, we had remaining borrowing availability of $998.6 million under our $1 billion Credit Facility, with no outstanding borrowings on the Credit Facility. The general availability of funds under our Credit Facility is reduced by $1.4 million for outstanding letters of credit. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example to fund significant discretionary activities, we could elect to raise capital in the U.S. through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and marketable securities are generally available without restrictions to fund ordinary business operations outside the U.S.
The following table presents cash, cash equivalents, and marketable securities held domestically and by our foreign subsidiaries:

Cash, cash equivalents and marketable securities (dollars in millions)	June 30, 2021	December 31, 2020

U.S.	$94.2	$248.4
Foreign	137.9	135.5
Total	$232.1	$383.9

Total cash, cash equivalents, and marketable securities held in U.S. dollars by our foreign subsidiaries	$4.9	$18.0

Of the $232.1 million of cash and cash equivalents held as of June 30, 2021, greater than 99% was held as bank deposits.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020

Days sales outstanding(1)	42.2	41.8	42.2	41.5	44.4
Inventory turns(2)	2.1	2.0	2.1	1.9	1.6
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

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Six Months Ended June 30,
(in thousands)	2021	2020	Dollar Change

Net cash provided by operating activities	$358,377	$236,013	$122,364
Net cash used by investing activities	(199,250)	(74,226)	(125,024)
Net cash used by financing activities	(309,868)	(144,630)	(165,238)
Net effect of changes in exchange rates on cash	(1,053)	(2,190)	1,137
Net change in cash and cash equivalents	$(151,794)	$14,967	$(166,761)

Operating Activities. The increase in cash provided by operating activities of $122.4 million was driven primarily by an increase in net income. The following table presents cash flow impacts from changes in operating assets and liabilities:

	For the Six Months Ended June 30,
(in thousands)	2021	2020	Dollar Change

Accounts receivable	$(50,721)	$(57,277)	$6,556
Inventories	(20,412)	(29,254)	8,842
Accounts payable	3,812	(6,729)	10,541
Deferred revenue	(5,037)	(6,695)	1,658
Other assets and liabilities	(55,162)	4,540	(59,702)
Total change in cash due to changes in operating assets and liabilities	$(127,520)	$(95,415)	$(32,105)

Cash used due to changes in operating assets and liabilities during the six months ended June 30, 2021, as compared to the same period in the prior year, increased by approximately $32.1 million. The increase in use of cash in other assets and liabilities was due to higher income taxes paid in the current year, as compared to the same period in 2020, as the U.S. federal and state payments in the prior year were delayed until the third quarter of 2020 under the COVID-19 stimulus guidance. The use of cash in other assets and liabilities was further increased by higher incentive payments in 2021, as compared to 2020, and higher investments in customer volume commitment programs to support instrument placements, partially offset by higher non-cash operating expenses recorded as accrued liabilities, including employee incentive programs. The increase in cash provided by accounts payable over the same period in the prior-year was due to higher investment activity to support growth in the current period. The increase in cash provided by accounts receivable over the same prior-year period was due to higher growth at the end of the second quarter of 2020, as sales volumes began to rebound at the end of the quarter due to pent-up demand from the beginning of the COVID-19 pandemic, as well as improved aging of accounts receivable in the current period. Cash used to purchase inventory in the current period, as compared to the prior period, was lower primarily due to the timing of inventory payments.

We have historically experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

Investing Activities. Cash used by investing activities was $199.3 million for the six months ended June 30, 2021, as compared to $74.2 million for the same period in the prior year. The increase in cash used by investing activities was primarily due to the acquisition of ezyVet, partially offset by lower capital expenditures due to the completion of certain major facilities projects during 2020.

We are increasing our outlook for full year capital spending to a range of $150 million to $160 million for 2021. The projected increase in capital spend will support manufacturing and distribution growth capacity and is expected to include approximately $20 million in real estate purchases.

Financing Activities. Cash used by financing activities was $309.9 million for the six months ended June 30, 2021, as compared to $144.6 million of cash used for the same period in the prior year. The increase in cash used by financing activities was due to an increase in repurchases of our common stock in the current period as compared to the same period in the prior year when we suspended repurchases due to the COVID-19 pandemic. During the first six months of 2020, the issuance of senior notes, partly offset by repayments on our Credit Facility provided $32.3 million in cash.

Cash used to repurchase shares of our common stock increased $138.0 million during the six months ended June 30, 2021. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders, and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 11 to the unaudited condensed consolidated financial statements in Part I. Item 1. of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

There was no net activity under our Credit Facility during the six months ended June 30, 2021, as compared to $167.7 million of net repayments in the same period of the prior year. At June 30, 2021, we had no outstanding borrowings under the Credit Facility. The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness, and a change of control default.

The Credit Agreement contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and sanctions laws and regulations. The financial covenant is a consolidated leverage ratio test.

As of June 30, 2021, the aggregate principal amounts of two series of our outstanding senior notes will become due and payable over the next twelve months: our 2021 Series A Notes for $50 million, which became due on July 21, 2021, and our 2022 Series A Notes for $75 million, which will be due on February 12, 2022. On July 21, 2021, we paid off our 2021 Series A Notes with cash provided by operations, and we anticipate paying off our 2022 Series A Notes when due and payable with cash provided by operations. Should we elect to prepay any of our senior notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Senior Note Agreements. Additionally, in the event of a change in control of the Company or upon the disposition of certain assets of the Company the proceeds of which are not reinvested (as defined in the Senior Note Agreements), we may be required to prepay all or a portion of the senior notes. The obligations under the senior notes may be accelerated upon the occurrence of an event of default under the applicable Senior Note Agreements, each of which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under ERISA, the failure to pay specified indebtedness, and cross-acceleration to specified indebtedness.

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

Financial Covenant. The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, non-recurring transaction expenses incurred in connection with acquisitions, share-based compensation expense, and certain other non-cash losses and charges (“Adjusted EBITDA”) not to exceed 3.5-to-1. At June 30, 2021, we were in compliance with such covenant. The following details our consolidated leverage ratio calculation:

(in thousands)	Twelve months ended
Trailing 12 Months Adjusted EBITDA:	June 30, 2021

Net income attributable to stockholders (as reported)	$727,848
Interest expense	31,135
Provision for income taxes	105,037
Depreciation and amortization	99,646
Acquisition-related expense	2,054
Share-based compensation expense	34,382
Extraordinary and other non-recurring non-cash charges	5,911
Adjusted EBITDA	$1,006,013

(in thousands)
Debt to Adjusted EBITDA Ratio:	June 30, 2021

Line of credit	$—
Current and long-term portions of long-term debt	905,061
Total debt	905,061
Acquisition-related contingent consideration payable	6,608
Financing leases	19
Deferred financing costs	573
Gross debt	$912,261
Gross debt to Adjusted EBITDA ratio	0.91

Less: Cash and cash equivalents	$232,134
Net debt	$680,127
Net debt to Adjusted EBITDA ratio	0.68

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at June 30, 2021, are described in Note 15 to the unaudited condensed consolidated financial statements in Part I. Item 1. of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Impacts. Approximately 22% and 23% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies for the three and six months ended June 30, 2021, respectively, as compared to 20% and 21% for the three and six months ended June 30, 2020, respectively. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated costs and expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. dollar denominated revenues.

Our foreign currency exchange impacts are comprised of three components: 1) local currency revenues and expenses; 2) the impact of hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. Based on projected revenues and expenses for the remainder of 2021, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1% strengthening of the U.S. dollar would reduce revenue by approximately $6 million and operating income by approximately $3 million. Additionally, we project our foreign currency hedge contracts in place as of June 30, 2021, would result in incremental offsetting gains of approximately $1 million. The impact of the intercompany and trade balances, and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have on such balances.

At our current foreign currency exchange rate assumptions, we anticipate the effect of a weaker U.S. dollar for the remainder of the year will have a favorable impact on our operating results by increasing our revenues, operating profit, and diluted earnings per share for the remainder of the year ending December 31, 2021, by approximately $4 million, $1 million, and $0.01 per share, respectively. This favorable currency impact includes foreign currency hedging activity, which is expected to decrease total Company operating profit by less than $0.5 million and no impact to diluted earnings for the remainder of the year ended December 31, 2021. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimates assume that the value of the U.S. dollar will reflect the euro at 1.17, the British pound at 1.37, the Canadian dollar at 0.79, and the Australian dollar at 0.73; and the Japanese yen at ¥112, the Chinese renminbi at RMB 6.56 and the Brazilian real at R$5.33 relative to the U.S. dollar for the remainder of 2021.

The following table presents the estimated foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share for the current period and as compared to the respective prior-year period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020

Revenue impact	$25,280	$(7,493)	$44,714	$(14,050)

Operating profit impact, excluding hedge activity and exchange impacts on settlement of foreign currency denominated transactions	$14,169	$(4,275)	$25,930	$(6,609)
Hedge (losses) gains - current period	(2,715)	1,812	(5,145)	3,153
Exchange (losses) gains on settlements of foreign currency denominated transactions - current period	(854)	799	(924)	(1,108)
Operating profit impact - current period	$10,600	$(1,664)	$19,861	$(4,564)

Hedge (gains) - prior period	(1,812)	(2,509)	(3,153)	(3,920)
Exchange (gains) losses on settlement of foreign currency denominated transactions - prior period	(799)	318	1,108	541
Operating profit impact - as compared to prior period	$7,989	$(3,855)	$17,816	$(7,943)

Diluted earnings per share impact - as compared to prior period	$0.07	$(0.04)	$0.16	$(0.07)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at June 30, 2021, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of our activities, we are at times subject to pending and threatened legal actions that arise out of the ordinary course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of any such currently pending matters is not expected to have a material effect on our results of operations, financial condition, or cash flows. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that our results of operations, financial condition, or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2021, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

April 1 to April 30, 2021	88,100		$524.31	88,100	5,910,283
May 1 to May 31, 2021	126,974		$534.50	126,974	5,783,309
June 1 to June 30, 2021	126,204		$588.87	126,199	5,657,110
Total	341,278	(2)	$551.98	341,273	5,657,110

The total shares repurchased include shares surrendered for employee statutory tax withholding. See Note 11 to the unaudited condensed consolidated financial statements in Part I. Item 1. of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

(1)On August 13, 1999, our Board of Directors approved and announced the repurchase of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The authorization has been increased by the Board of Directors on numerous occasions; most recently, on February 12, 2020, the maximum level of shares that may be repurchased under the program was increased from 68 million to 73 million shares. There is no specified expiration date for this share repurchase program. There were no other repurchase programs outstanding during the three months ended June 30, 2021, and no share repurchase programs expired during the period. There were 341,273 share repurchases made during the three months ended June 30, 2021, in transactions made pursuant to our share repurchase program.

(2)During the three months ended June 30, 2021, we received 5 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial and related information from IDEXX Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report of Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: July 30, 2021	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)