Form 10-Q
period 2022-03-31
IDEXX LABORATORIES INC /DE
filed 2022-05-04
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 84,007,233, on April 29, 2022.

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

    In order to aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term / Abbreviation	Definition

AOCI	Accumulated other comprehensive income or loss
CAG	Companion Animal Group, a reporting segment that provides veterinarians diagnostic products and services and information management solutions that enhance the health and well-being of pets.
Credit Facility	Our $1 billion unsecured revolving credit facility, also referred to as line of credit.
Clinical visits	The reason for the visit involves an interaction between a clinician and a pet.
FASB	U.S. Financial Accounting Standards Board
LPD	Livestock, Poultry and Dairy, a reporting segment that provides diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve producer efficiency.
OPTI Medical
OPTI Medical Systems, Inc., a wholly-owned subsidiary of IDEXX Laboratories Inc., located in Roswell, Georgia. This business provides point-of-care and laboratory diagnostics (including electrolyte and blood gas analyzers and related consumable products) for the human medical diagnostics sector, as well as COVID-19 testing products and services. The Roswell facility also manufactures electrolytes slides (instrument consumables) to run Catalyst One®, Catalyst Dx®, and blood gas analyzers and consumables for the veterinary sector; also referred to as OPTI. OPTI Medical is reported in our Other operating segment.

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
Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION
Item 1.  Financial Statements.
IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS
Current Assets:
Cash and cash equivalents	$204,618	$144,454
Accounts receivable, net	402,235	368,348
Inventories	301,638	269,030
Other current assets	181,281	173,823
Total current assets	1,089,772	955,655
Long-Term Assets:
Property and equipment, net	593,457	587,667
Operating lease right-of-use assets	107,736	105,101
Goodwill	360,968	359,345
Intangible assets, net	105,188	99,035
Other long-term assets	335,568	330,400
Total long-term assets	1,502,917	1,481,548
TOTAL ASSETS	$2,592,689	$2,437,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$120,881	$116,140
Accrued liabilities	409,555	458,909
Line of credit	400,000	73,500
Current portion of long-term debt	—	74,996
Current portion of deferred revenue	40,905	40,034
Total current liabilities	971,341	763,579
Long-Term Liabilities:
Deferred income tax liabilities	7,461	8,935
Long-term debt, net of current portion	773,381	775,205
Long-term deferred revenue, net of current portion	39,229	41,174
Long-term operating lease liabilities	89,631	87,377
Other long-term liabilities	71,848	70,941
Total long-term liabilities	981,550	983,632
Total liabilities	1,952,891	1,747,211

Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 107,003 shares in 2022 and 106,878 shares in 2021; Outstanding: 84,164 shares in 2022 and 84,562 shares in 2021	10,700	10,688
Additional paid-in capital	1,400,025	1,377,320
Deferred stock units: Outstanding: 90 units in 2022 and 90 units in 2021	5,765	5,719
Retained earnings	3,114,405	2,920,440
Accumulated other comprehensive loss	(47,348)	(53,484)
Treasury stock, at cost: 22,839 shares in 2022 and 22,317 shares in 2021	(3,843,749)	(3,570,691)
Total stockholders’ equity	639,798	689,992
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,592,689	$2,437,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Revenue:
Product revenue	$478,377	$454,348
Service revenue	358,172	323,359
Total revenue	836,549	777,707
Cost of Revenue:
Cost of product revenue	162,071	147,270
Cost of service revenue	175,725	159,655
Total cost of revenue	337,796	306,925
Gross profit	498,753	470,782
Expenses:
Sales and marketing	132,292	114,811
General and administrative	77,949	70,770
Research and development	40,168	37,579
Income from operations	248,344	247,622
Interest expense	(6,996)	(7,584)
Interest income	143	52
Income before provision for income taxes	241,491	240,090
Provision for income taxes	47,526	35,801
Net income	193,965	204,289
Less: Net income attributable to noncontrolling interest	—	32
Net income attributable to IDEXX Laboratories, Inc. stockholders	$193,965	$204,257

Earnings per Share:
Basic	$2.30	$2.39
Diluted	$2.27	$2.35
Weighted Average Shares Outstanding:
Basic	84,410	85,530
Diluted	85,564	86,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Net income	$193,965	$204,289
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,277	(19,333)
Unrealized gain (loss) on Euro-denominated notes, net of tax expense (benefit) of $439 in 2022 and $1,150 in 2021	1,409	3,648
Unrealized gain (loss) on investments, net of tax expense (benefit) of $(5) in 2022 and $46 in 2021	(17)	147
Unrealized gain (loss) on derivative instruments:
Unrealized gain on foreign currency exchange contracts, net of tax expense (benefit) of $1,436 in 2022 and $1,249 in 2021	2,097	4,415
Unrealized gain on cross currency swaps, net of tax expense (benefit) of $311 in 2022 and $1,043 in 2021	996	3,308
Reclassification adjustment for loss (gain) included in net income, net of tax benefit (expense) of $(610) in 2022 and $536 in 2021	(1,626)	1,894
Unrealized gain on derivative instruments	1,467	9,617
Other comprehensive gain (loss), net of tax	6,136	(5,921)
Comprehensive income	200,101	198,368
Less: Comprehensive income attributable to noncontrolling interest	—	32
Comprehensive income attributable to IDEXX Laboratories, Inc.	$200,101	$198,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity
Balance December 31, 2021	106,878	$10,688	$1,377,320	$5,719	$2,920,440	$(53,484)	$(3,570,691)	$—	$689,992
Net income	—	—	—	—	193,965	—	—	—	193,965
Other comprehensive income, net	—	—	—	—	—	6,136	—	—	6,136
Repurchases of common stock, net	—	—	—	—	—	—	(273,058)	—	(273,058)
Common stock issued under stock plans, including excess tax benefit	125	12	11,583	(5)	—	—	—	—	11,590
Share-based compensation cost	—	—	11,122	51	—	—	—	—	11,173
Balance March 31, 2022	107,003	$10,700	$1,400,025	$5,765	$3,114,405	$(47,348)	$(3,843,749)	$—	$639,798

Balance December 31, 2020	106,457	$10,646	$1,294,849	$4,503	$2,175,595	$(53,615)	$(2,799,890)	$707	$632,795
Net income	—	—	—	—	204,257	—	—	32	204,289
Other comprehensive loss, net	—	—	—	—	—	(5,921)	—	—	(5,921)
Repurchases of common stock, net	—	—	—	—	—	—	(154,033)	—	(154,033)
Common stock issued under stock plans, including excess tax benefit	219	22	17,408	—	—	—	—	—	17,430
Share-based compensation cost	—	—	8,829	46	—	—	—	—	8,875
Balance March 31, 2021	106,676	$10,668	$1,321,086	$4,549	$2,379,852	$(59,536)	$(2,953,923)	$739	$703,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income	$193,965	$204,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,511	25,057
Provision for credit losses	2,092	186
Deferred income taxes	(5,028)	5,244
Share-based compensation expense	11,173	8,875
Other	235	333
Changes in assets and liabilities:
Accounts receivable	(37,531)	(54,735)
Inventories	(18,854)	(7,919)
Other assets and liabilities	(52,904)	(57,081)
Accounts payable	(4,016)	2,460
Deferred revenue	(937)	(2,287)
Net cash provided by operating activities	114,706	124,422
Cash Flows from Investing Activities:
Purchases of property and equipment	(31,838)	(20,163)
Acquisition of intangible assets	(10,000)	—
Acquisitions of a business, net of cash acquired	—	(4,424)
Net cash used by investing activities	(41,838)	(24,587)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility, net	326,500	—
Payment of senior debt	(75,000)	—
Repurchases of common stock, net	(266,295)	(132,262)
Proceeds from exercises of stock options and employee stock purchase plans	11,653	17,594
Shares withheld for statutory tax withholding payments on restricted stock	(10,338)	(14,983)
Net cash used by financing activities	(13,480)	(129,651)
Net effect of changes in exchange rates on cash	776	(2,949)
Net increase (decrease) in cash and cash equivalents	60,164	(32,765)
Cash and cash equivalents at beginning of period	144,454	383,928
Cash and cash equivalents at end of period	$204,618	$351,163

Supplemental Cash Flow Information:
Cash paid for income taxes	$11,400	$12,171
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$11,016	$6,592

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The condensed consolidated balance sheet data as of December 31, 2021, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and our Annual Report on Form 10-K for the year ended December 31, 2021, (the “2021 Annual Report”) filed with the SEC.

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

NOTE 2. ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022, are consistent with those discussed in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in our 2021 Annual Report, except as noted below.

New Accounting Pronouncements Adopted

None

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

In March 2020, the FASB issued ASU 2020-04,“Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The FASB also issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope," in January 2021. It clarifies that certain optional expedients and exceptions apply to derivatives that are affected by the discounting transition. The amendments in this ASU affect the guidance in ASU No. 2020-04 and are effective in the same timeframe as ASU 2020-04. The relief offered by this guidance, if adopted, is available to companies for the period March 12, 2020 through December 31, 2022. Our Credit Facility includes a provision for the determination of a benchmark replacement rate as a successor to the LIBOR rate, therefore; we do not expect the discontinuation of LIBOR to have an impact on our consolidated financial statements.
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

Laboratory Diagnostic and Consulting Services. Laboratory diagnostic and consulting services revenues are recognized and invoiced when performed.

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

Lease Revenue. Revenues from instrument rental agreements and reagent rental programs are recognized either as operating leases on a ratable basis over the term of the agreement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental agreements in equal monthly amounts over the term of the rental agreement. Our reagent rental programs provide our customers the right to use our instruments upon entering into agreements to purchase specified amounts of consumables, which are considered embedded leases. For some agreements, the customers are provided with the right to purchase the instrument at the end of the lease term. Lease revenues from these agreements are presented in product revenue on our unaudited condensed consolidated income statement. Lease revenue was approximately $5.0 million for the three months ended March 31, 2022, as compared to $4.8 million for the three months ended March 31, 2021, including both operating leases and sales-type leases under ASC 842, Leases, for leases entered into after January 1, 2019, and ASC 840, Leases, for leases entered into prior to 2019. Refer to below for revenue recognition under our reagent rental programs.

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

On December 31, 2021, our deferred revenue related to extended warranties and post-contract support was $30.0 million, of which approximately $14.7 million was recognized during the three months ended March 31, 2022. Furthermore, as a result of new agreements, our deferred revenue related to extended warranties and post-contract support was $28.9 million as of March 31, 2022. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $14.4 million as of March 31, 2022, of which approximately 38%, 34%, 17%, 6%, and 5% are expected to be recognized during the remainder of 2022, the full years 2023, 2024, 2025, and thereafter, respectively. Additionally, we have determined these agreements do not include a significant financing component.

SaaS Subscriptions. We offer a variety of veterinary software and diagnostic imaging SaaS subscriptions including ezyVet®, Animana®, Neo®, Cornerstone® Cloud, Pet Health Network® Pro, Petly® Plans, Web PACS, rVetLink®, and Smart Flow™. We recognize revenue for our SaaS subscriptions over time on a ratable basis over the contract term, beginning on the date our service is made available to the customer. Our subscription contracts vary in term from monthly to two years. Customers typically pay for our subscription contracts in equal monthly amounts over the term of the agreement. Deferred revenue related to our SaaS subscriptions is not material.

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

On December 31, 2021, our capitalized customer acquisition costs were $158.3 million, of which approximately $12.7 million was recognized as a reduction of revenue during the three months ended March 31, 2022. Furthermore, as a result of new up-front customer loyalty payments, net of subsequent recognition, our capitalized customer acquisition costs were $157.0 million as of March 31, 2022. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the three months ended March 31, 2022, were not material.

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

On December 31, 2021, our volume commitment contract assets were $159.9 million, of which approximately $9.2 million was reclassified to accounts receivable when customers were billed for related products and services during the three months ended March 31, 2022. Furthermore, as a result of new placements under volume commitment programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our contract assets were $172.6 million as of March 31, 2022. We monitor customer purchases over the term of their agreement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the three months ended March 31, 2022, were not material.

For our up-front customer loyalty and volume commitment programs, we estimate future revenues related to multi-year agreements to be approximately $3.0 billion, of which approximately 20%, 25%, 21%, 16%, and 18% are expected to be recognized during the remainder of 2022, the full years 2023, 2024, 2025, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to purchase goods and services, net of the expected revenue reductions from customer acquisition costs and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

Instrument Rebate Programs. Our instrument rebate programs require an instrument purchase and provide customers the opportunity to earn future rebates based on the volume of products and services they purchase over the term of the program. We account for the customer’s right to earn rebates on future purchases as a separate performance obligation and determine the standalone selling price based on an estimate of rebates the customer will earn over the term of the program. Total consideration allocated to identified performance obligations is limited to goods and services that the customer is presently obligated to purchase and does not include estimates of future purchases that are optional. We allocate total consideration to identified performance obligations, including the customer’s right to earn rebates on future purchases, which is deferred and recognized upon the purchase of future products and services, partially offsetting future rebates as they are earned.

On December 31, 2021, our deferred revenue related to instrument rebate programs was $33.0 million, of which approximately $3.4 million was recognized when customers purchased eligible products and services and earned rebates during the three months ended March 31, 2022. Furthermore, as a result of new instrument purchases under rebate programs, net of subsequent recognition, our deferred revenue was $31.1 million as of March 31, 2022, of which approximately 28%, 28%, 19%, 13%, and 12% are expected to be recognized during the remainder of 2022, the full years 2023, 2024, 2025, and thereafter, respectively.

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

Sales-type Reagent Rental Programs. Our reagent rental programs that effectively transfer control of instruments to our customers are classified as sales-type leases, and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is transferred to accounts receivable when customers are billed for future products and services over the term of the contract. On December 31, 2021, our lease receivable assets were $15.3 million, of which approximately $0.8 million was reclassified to accounts receivable when customers were billed for related products and services during the three months ended March 31, 2022. Furthermore, as a result of new placements under sales-type reagent rental programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $16.1 million as of March 31, 2022. The impacts of discounting and unearned income as of March 31, 2022 were not material. Profit and loss recognized at the commencement date and interest income during the three months ended March 31, 2022, were not material. We monitor customer purchases over the term of their agreement to assess the realizability of our lease receivable assets. Impairments during the three months ended March 31, 2022 were not material.

Operating-type Reagent Rental Programs. Our reagent rental programs that do not effectively transfer control of instruments to our customers are classified as operating leases, and we recognize instrument revenue and costs ratably over the term of the agreement. The cost of the instrument is capitalized within property and equipment. During the three months ended March 31, 2022, we transferred instruments of $3.0 million, as compared to $2.5 million for the three months ended March 31, 2021, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental programs of approximately $37.2 million, of which approximately 25%, 28%, 22%, 15%, and 10% are expected to be recognized during the remainder of 2022, the full years 2023, 2024, 2025, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of any expected price adjustments, and as a result, may be lower than stated contractual commitments by our customers.

Other Customer Incentive Programs. Certain agreements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified purchase threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method for incentives that are offered to individual customers and the expected-value method for programs that are offered to a broad group of customers. Revenue adjustments that relate to performance obligations satisfied in prior periods during the three months ended March 31, 2022, were not material. Refund obligations related to customer incentive programs are recorded in accrued liabilities for the actual issuance of incentives, incentives earned but not yet issued and estimates of incentives to be earned in the future.

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

Accounts Receivable. We recognize revenue when it is probable that we will collect substantially all of the consideration to which we will be entitled, based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. We have no significant customers that accounted for greater than 10% of our consolidated revenues, and we have no concentration of credit risk as of March 31, 2022.

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

The following table presents disaggregated revenue by major product and service categories:

(in thousands)	For the Three Months Ended March 31,
	2022	2021
CAG segment revenue:
CAG Diagnostics recurring revenue:	$664,810	$617,280
IDEXX VetLab consumables	267,173	246,092
Rapid assay products	74,519	69,611
Reference laboratory diagnostic and consulting services	295,075	275,781
CAG Diagnostics services and accessories	28,043	25,796
CAG Diagnostics capital - instruments	36,997	31,190
Veterinary software, services and diagnostic imaging systems	59,377	44,297
CAG segment revenue	761,184	692,767

Water segment revenue	36,371	34,040
LPD segment revenue	30,870	39,270
Other segment revenue	8,124	11,630
Total revenue	$836,549	$777,707

Revenue by principal geographic area, based on customers’ domiciles, was as follows:

(in thousands)	For the Three Months Ended March 31,
	2022	2021
United States	$525,906	$472,638
Europe, the Middle East and Africa	173,808	171,250
Asia Pacific Region	83,861	84,782
Canada	35,232	33,458
Latin America & Caribbean	17,742	15,579
Total revenue	$836,549	$777,707

Costs to Obtain a Contract. We capitalize sales commissions and the related fringe benefits earned by our sales force when considered incremental and recoverable costs of obtaining a contract. Our contracts include performance obligations related to various goods and services, some of which are satisfied at a point in time and others over time. Commission costs related to performance obligations satisfied at a point in time are expensed at the time of sale, which is when revenue is recognized. Commission costs related to long-term service contracts and performance obligations satisfied over time, including extended warranties and SaaS subscriptions, are deferred and recognized on a systematic basis that is consistent with the transfer of the goods or services to which the asset relates. We apply judgment in estimating the amortization period, which ranges from 3 to 7 years, by taking into consideration our customer contract terms, history of renewals, expected length of customer relationship, and the useful life of the underlying technology and products. Amortization expense is included in sales and marketing expenses in the accompanying unaudited condensed consolidated statements of income. Deferred commission costs are periodically reviewed for impairment.

On December 31, 2021, our deferred commission costs, included within other assets, were $19.5 million, of which approximately $1.7 million of commission expense was recognized during the three months ended March 31, 2022. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $19.4 million as of March 31, 2022. Impairments of deferred commission costs during the three months ended March 31, 2022, were not material.

NOTE 4. ACQUISITIONS AND INVESTMENTS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range and customer base or expanding our existing product lines. From time to time we may acquire small reference laboratory or radiology practices that we account for as either asset purchases or business combinations.

During the first quarter we made a $10 million payment for a fully paid-up, perpetual intellectual property license, which will be amortized over 10 years. This amortization will be included in our CAG segment.

During the fourth quarter of 2021, we acquired the shares of a reference laboratory located in Finland for approximately $13.4 million in cash, including a holdback of approximately $1.4 million. This acquisition expands our international reference laboratory presence and was accounted for as a business combination. The fair values of the assets acquired consist of customer relationship intangibles of approximately $7.4 million, with a life of 10 years; a non-compete agreement of approximately $0.8 million, with a life of 3 years; approximately $6.9 million of goodwill, representing synergies within our broader CAG portfolio; and approximately $1.7 million in net tangible liabilities, including deferred taxes associated with the acquired intangible assets. Goodwill related to this acquisition is not expected to be deductible for tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our CAG segment since the acquisition date. The acquisition expenses were not material.

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

NOTE 5. SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units, and employee stock purchase rights awarded during the three months ended March 31, 2022, totaled $51.0 million as compared to $44.3 million for the three months ended March 31, 2021. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding as of March 31, 2022, was $98.7 million, which will be recognized over a weighted average period of approximately 1.9 years. During the three months ended March 31, 2022, we recognized expenses of $11.2 million, as compared to $8.9 million for the three months ended March 31, 2021, related to share-based compensation.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Three Months Ended March 31,
	2022	2021

Share price at grant	$505.53	$544.08
Share price at exercise	$509.95	$548.15
Expected stock price volatility	30%	31%
Expected term, in years	6.4	6.2
Risk-free interest rate	2.0%	0.7%
Weighted average fair value of options granted	$170.22	$168.35

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

Accounts Receivable

The allowance for credit losses associated with accounts receivable was $7.3 million and $5.7 million as of March 31, 2022 and December 31, 2021, respectively. Accounts receivable reflected on the balance sheet is net of this reserve. Based on an aging analysis, as of March 31, 2022, approximately 94% of our accounts receivable had not yet reached the invoice due date and approximately 6% was considered past due, of which approximately 0.4% was greater than 60 days past due. As of December 31, 2021, approximately 90% of our accounts receivable had not yet reached the invoice due date and approximately 10% was considered past due, of which approximately 1.8% was greater than 60 days past due.

Contract assets and lease receivables

The allowance for credit losses associated with the contract assets and lease receivables was $4.8 million and $4.4 million as of March 31, 2022 and December 31, 2021, respectively. The assets reflected on the balance sheet are net of these reserves. Historically, we have experienced low credit loss rates on our customer commitment programs and lease receivables. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.
NOTE 7. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The components of inventories were as follows:

(in thousands)	March 31, 2022	December 31, 2021

Raw materials	$73,599	$60,427
Work-in-process	27,297	26,397
Finished goods	200,742	182,206
Inventories	$301,638	$269,030

NOTE 8. LEASES

Maturities of operating lease liabilities were as follows:

(in thousands, except lease term and discount rate)	March 31, 2022

2022 (remainder of year)	$17,074
2023	22,510
2024	18,028
2025	14,136
2026	6,140
Thereafter	45,978
Total lease payments	123,866
Less imputed interest	(13,671)
Total	$110,195

Total minimum future lease payments for leases that have not commenced as of March 31, 2022, are approximately $8.1 million, and will commence between 2022 and 2024.

Supplemental cash flow information for leases was as follows:

(in thousands)	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Cash paid for amounts included in the measurement of operating leases liabilities	$6,186	$5,434
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations	$7,169	$8,180

NOTE 9. OTHER CURRENT AND LONG-TERM ASSETS

Other current assets consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021

Customer acquisition costs	$48,631	$48,942
Contract assets, net (1)	41,632	37,772
Prepaid expenses	40,935	41,997
Taxes receivable	21,751	19,464
Deferred sales commissions	6,515	6,475
Other assets	21,817	19,173
Other current assets	$181,281	$173,823
(1) Contract assets, net, are net of allowances for credit loss. Refer to "Note 6. Credit Losses."

Other long-term assets consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021

Contract assets, net (1)	$131,006	$122,160
Customer acquisition costs	108,367	109,392
Deferred income taxes	23,091	24,784
Deferred sales commissions	12,884	13,019
Investment in long-term product supply arrangements	12,014	13,348
Taxes receivable	2,359	1,806
Other assets	45,847	45,891
Other long-term assets	$335,568	$330,400
(1) Contract assets, net, are net of allowances for credit loss. Refer to "Note 6. Credit Losses."
NOTE 10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021

Accrued expenses	$124,630	$133,978
Accrued employee compensation and related expenses	105,917	182,926
Accrued taxes	84,152	42,605
Accrued customer incentives and refund obligations	74,292	79,469
Current lease liabilities	20,564	19,931
Accrued liabilities	$409,555	$458,909

Other long-term liabilities consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021

Accrued taxes	$57,262	$56,466
Other accrued long-term expenses	14,586	14,475
Other long-term liabilities	$71,848	$70,941

NOTE 11. DEBT

Credit Facility

As of March 31, 2022, we had $400.0 million outstanding borrowings under our Credit Facility with a weighted average effective interest rate of 1.2%. As of December 31, 2021, we had $73.5 million outstanding borrowings under our Credit Facility with a weighted average effective interest rate of 1.1%. As of March 31, 2022, we had a remaining borrowing availability of $598.6 million under our $1 billion Credit Facility. The funds available under the Credit Facility reflect a further reduction due to the issuance of letters of credit, which were issued in connection with our workers’ compensation policy, for $1.4 million.

The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3.5-to-1. As of March 31, 2022, and December 31, 2021, we were in compliance with the covenants of the Credit Facility.

Senior Notes

The following describes all of our currently outstanding unsecured senior notes issued and sold in private placements (collectively, the “Senior Notes”) as of March 31, 2022:

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

On February 2022, we paid off our $75.0 million 2022 Series A Notes with cash provided by operations and financing activities.

The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. As of March 31, 2022, we were in compliance with the covenants of the Senior Note Agreements.

NOTE 12. REPURCHASES OF COMMON STOCK
We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three months ended March 31, 2022 and 2021 was not material.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrender:

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2022	2021

Shares repurchased in the open market	502	277
Shares acquired through employee surrender for statutory tax withholding	21	28
Total shares repurchased	523	305

Cost of shares repurchased in the open market	$262,783	$139,213
Cost of shares for employee surrenders	10,338	14,983
Total cost of shares	$273,121	$154,196

Average cost per share - open market repurchases	$523.04	$501.62
Average cost per share - employee surrenders	$505.53	$544.08
Average cost per share - total	$522.36	$505.45

NOTE 13. INCOME TAXES

Our effective income tax rate was 19.7% for the three months ended March 31, 2022, as compared to 14.9% for the three months ended March 31, 2021. The increase in our effective tax rate for the three months ended March 31, 2022, as compared to the same period in the prior year, was primarily driven by a decrease in the tax benefits from share-based compensation.

The effective tax rate for the three months ended March 31, 2022, differed from the U.S. statutory tax rate of 21% primarily due to tax benefits from share-based compensation.
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, consisted of the following:

	For the Three Months Ended March 31, 2022
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax	Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized Gain (Loss) on Investments, Net of Tax	Foreign Currency Exchange Contracts	Euro-Denominated Notes	Cross Currency Swaps	Cumulative Translation Adjustment	Total

Balance as of December 31, 2021	$(126)	$4,979	$422	$3,240	$(61,999)	$(53,484)
Other comprehensive income (loss) before reclassifications	(17)	2,097	1,409	996	3,277	7,762
Loss reclassified from accumulated other comprehensive income	—	(1,626)	—	—	—	(1,626)
Balance as of March 31, 2022	$(143)	$5,450	$1,831	$4,236	$(58,722)	$(47,348)

	For the Three Months Ended March 31, 2021
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax	Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized (Loss) Gain on Investments, Net of Tax	Foreign Currency Exchange Contracts	Euro-Denominated Notes	Cross Currency Swaps	Cumulative Translation Adjustment	Total

Balance as of December 31, 2020	$(272)	$(9,934)	$(5,982)	$(2,159)	$(35,268)	$(53,615)
Other comprehensive income (loss) before reclassifications	147	4,415	3,648	3,308	(19,333)	(7,815)
Gain reclassified from accumulated other comprehensive income	—	1,894	—	—	—	1,894
Balance as of March 31, 2021	$(125)	$(3,625)	$(2,334)	$1,149	$(54,601)	$(59,536)
The following tables present components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended March 31,
		2022	2021
Gain (loss) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$2,236	$(2,430)
	Tax expense (benefit)	610	(536)
	Gain (loss), net of tax	$1,626	$(1,894)

NOTE 15. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to our stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the total unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase our common stock at the average market price during the period. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed, and issuance is not contingent. Refer to Note 5 to the consolidated financial statements in our 2021 Annual Report for additional information regarding deferred stock units.

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Three Months Ended March 31,
	2022	2021

Shares outstanding for basic earnings per share	84,410	85,530

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	84,410	85,530
Dilutive effect of share-based payment awards	1,154	1,387
	85,564	86,917

Certain awards and options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Three Months Ended March 31,
	2022	2021

Weighted average number of shares underlying anti-dilutive awards	2	20
Weighted average number of shares underlying anti-dilutive options	212	72

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

Refer to “Note 8. Leases”, for more information regarding our lease commitments.

Contingencies

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could be higher or lower than our accruals. Except for the litigation matter described below, as of March 31, 2022, our accruals with respect to actual and threatened litigation were not material.

We are a defendant in an ongoing litigation matter involving an alleged breach of contract for underpayment of royalty payments made from 2004 through 2017 under an expired patent license agreement. The plaintiff has asserted a claim of approximately $50 million, inclusive of interest through June 30, 2020, alleging that the incorrect royalty provision was applied to certain licensed products and services throughout the agreement term and that royalties were also due on non-licensed diagnostic services that were provided concurrently with licensed services. The trial court previously ruled in favor of the plaintiff in this matter and we are appealing the judgment and continue to vigorously defend ourselves against the plaintiff’s allegations. While we believe the claim is without merit, litigation is inherently unpredictable and there can be no assurance that we will prevail in this matter. During the third quarter of 2020, we established an accrual of $27.5 million related to this ongoing matter, which represents the amount of the contingent loss that we have determined to be probable and estimable. We have not made any adjustments to this accrual since it was established. The actual cost of resolving this matter may be higher or lower than the amount we have accrued.

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

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases, those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and, based on our analysis of the nature of the risks involved, we believe that the fair value of potential indemnification under these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations as of March 31, 2022 and December 31, 2021.

NOTE 17. SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. Our reportable segments include diagnostic and information technology-based products and services for the veterinary sector, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve producer efficiency, which we refer to as Livestock, Poultry and Dairy (“LPD”). Although our LPD segment does not meet the quantitative thresholds to be reported as a separate segment, we believe it is important to disaggregate these revenues as a major product and service category within our Other reportable segment given its distinct markets, and therefore we have elected to report LPD as a reportable segment. Our Other operating segment combines and presents products and services for the human medical diagnostics sector with our out-licensing arrangements. Assets are not allocated to segments for internal reporting purposes.

The following is a summary of segment performance:

(in thousands)	For the Three Months Ended March 31,
	CAG	Water	LPD	Other	Consolidated Total
2022
Revenue	$761,184	$36,371	$30,870	$8,124	$836,549

Income from operations	$223,125	$16,654	$6,737	$1,828	$248,344
Interest expense, net					(6,853)
Income before provision for income taxes					241,491
Provision for income taxes					47,526
Net income					193,965
Less: Net income attributable to noncontrolling interest					—
Net income attributable to IDEXX Laboratories, Inc. stockholders					$193,965

2021
Revenue	$692,767	$34,040	$39,270	$11,630	$777,707

Income from operations	$213,210	$14,772	$13,808	$5,832	$247,622
Interest expense, net					(7,532)
Income before provision for income taxes					240,090
Provision for income taxes					35,801
Net income					204,289
Less: Net income attributable to noncontrolling interest					32
Net income attributable to IDEXX Laboratories, Inc. stockholders					$204,257

Refer to “Note 3. Revenue Recognition” for a summary of disaggregated revenue by reportable segment and by major product and service category for the three months ended March 31, 2022 and 2021.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers in or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2022.

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

The amounts outstanding under our unsecured revolving credit facility (“Credit Facility” or “line of credit”) and senior notes (“long-term debt”) are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $791.8 million and $773.9 million, respectively, as of March 31, 2022, and $916.3 million and $850.7 million, respectively, as of December 31, 2021.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2022

Assets
Money market funds (1)	$76	$—	$—	$76
Equity mutual funds (2)	$712	$—	$—	$712
Cross currency swaps (3)	$—	$5,563	$—	$5,563
Foreign currency exchange contracts (3)	$—	$8,396	$—	$8,396
Liabilities
Foreign currency exchange contracts (3)	$—	$702	$—	$702
Deferred compensation (4)	$712	$—	$—	$712
Contingent payments - acquisitions	$—	$—	$7,230	$7,230

(in thousands)
As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021

Assets
Money market funds (1)	$76	$—	$—	$76
Equity mutual funds (2)	$826	$—	$—	$826
Cross currency swaps (3)	$—	$4,256	$—	$4,256
Foreign currency exchange contracts (3)	$—	$6,512	$—	$6,512
Liabilities
Foreign currency exchange contracts (3)	$—	$601	$—	$601
Deferred compensation (4)	$826	$—	$—	$826
Contingent payments - acquisitions	$—	$—	$7,230	$7,230
(1)Money market funds with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of March 31, 2022 and December 31, 2021 consisted of demand deposits.
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

We record changes in the estimated fair value of contingent consideration in the condensed consolidated statements of income. Changes in contingent consideration liabilities are measured at fair value on a recurring basis using unobservable inputs (Level 3) and during the three months ended March 31, 2022, are as follows:

(in thousands)	Fair Value

Contingent consideration as of December 31, 2021	$7,230
Change in estimated fair value	—
Contingent consideration as of March 31, 2022	$7,230

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

We recognize all hedging instruments on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Refer to “Note 14. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on our unaudited condensed consolidated statements of income for the three months ended March 31, 2022 and 2021.

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

We did not de-designate any instruments from hedge accounting treatment during either the three months ended March 31, 2022 or 2021. As of March 31, 2022, the estimated amount of net gains, net of tax, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $5.6 million if exchange rates do not fluctuate from the levels as of March 31, 2022.

We target to hedge approximately 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $274.6 million and $286.7 million as of March 31, 2022 and December 31, 2021, respectively.

The following tables present the effect of cash flow hedge accounting on our unaudited condensed consolidated statements of income and comprehensive income, and provide information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)		Three Months Ended March 31,
		2022	2021

Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$337,796	$306,925
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income		$2,236	$(2,430)

Net Investment Hedges, Euro-Denominated Notes

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded gains of $1.4 million, net of tax, within AOCI as a result of this net investment hedge for the three months ended March 31, 2022, and gains of $3.6 million for the three months ended March 31, 2021. The related cumulative unrealized loss recorded as of March 31, 2022, will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or a portion of the hedge no longer qualifies for hedge accounting treatment. Refer to Note 13 to the consolidated financial statements included in our 2021 Annual Report for further information regarding the issuance of these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

We have entered into several cross currency swap contracts as a hedge of our net investment in foreign operations to offset foreign currency translation gains and losses on the net investment. These cross currency swaps have maturity dates beginning on June 30, 2023, through June 18, 2025. At maturity of the cross currency swap contracts, we will deliver the notional amount of €90.0 million and will receive approximately $104.5 million from the counterparties on June 30, 2023, and we will deliver the notional amount of €15 million and will receive approximately $17.5 million from the counterparties on June 18, 2025. The changes in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. During the three months ended March 31, 2022, we recorded gains of $1.0 million, net of tax, within AOCI as a result of these net investment hedges, and gains of $3.3 million during the three months ended March 31, 2021. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $0.7 million related to the excluded component as a reduction of interest expense for the three months ended March 31, 2022, and $0.7 million for the three months ended March 31, 2021.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following derivative instruments, unless otherwise noted:

(in thousands)		Hedging Assets
		March 31, 2022	December 31, 2021

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$8,396	$6,512
Cross currency swaps	Other long-term assets	5,563	4,256
Total derivative instruments presented as hedge instruments on the balance sheet		13,959	10,768
Gross amounts subject to master netting arrangements not offset on the balance sheet		(702)	(601)
Net amount		$13,257	$10,167

(in thousands)		Hedging Liabilities
		March 31, 2022	December 31, 2021

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$702	$601
Total derivative instruments presented as cash flow hedges on the balance sheet		702	601
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet (1)	Long-term debt	98,862	100,711
Total hedging instruments presented on the balance sheet		99,564	101,312
Gross amounts subject to master netting arrangements not offset on the balance sheet		(702)	(601)
Net amount		$98,862	$100,711
(1) Amounts represent reported carrying amounts of our foreign currency denominated debt. Refer to “Note 18. Fair Value Measurements” for information regarding the fair value of our long-term debt.

NOTE 20. SUBSEQUENT EVENT

During the second quarter of 2022, we entered into two arrangements to license intellectual property. Under one arrangement we paid $45.0 million and expect to issue subsequent milestone payments during 2022 of $10.0 million . Under the second arrangement, we paid $30.0 million for an equity investment and license rights, with expected subsequent milestone payments of $20.0 million. We estimate approximately $80.0 million in the aggregate will be charged to research and development expense for these license rights during the second quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to, among other things, the impact of the COVID-19 pandemic; our expectations regarding supply chain and logistics disruptions; future revenue growth rates; revenue recognition timing and amounts; business trends, earnings and other measures of financial performance; the effect of economic downturns on our business performance; projected impact of foreign currency exchange rates; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending, the working capital and liquidity outlook; the adoption and projected impact of new accounting standards; critical accounting estimates; deductibility of goodwill; research and development expense estimate; and future commercial and operational efforts. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the adverse impact, and the duration, of the effects of the current war in Ukraine and the ongoing COVID-19 pandemic on our business, results of operations, liquidity, financial condition, and stock price, supply chain and logistics delays and disruptions, as well as the other matters described under the headings “Business,” “Risk Factors,” “Legal Proceedings,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosure About Market Risk” in our 2021 Annual Report and in the corresponding sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our other periodic reports filed with the SEC.

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

You should read the following discussion and analysis in conjunction with our 2021 Annual Report that includes additional information about us, our results of operations, our financial position, and our cash flows, and with our unaudited condensed consolidated financial statements and related notes included in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Our fiscal quarter ended on March 31. Unless otherwise stated, the analysis and discussion of our financial condition and results of operations below, including references to growth and organic growth and increases and decreases, are being compared to the equivalent prior-year periods.

Business Overview

We develop, manufacture, and distribute products and provide services primarily for the companion animal veterinary, livestock, poultry and dairy, and water testing sectors. We also design, manufacture, and distribute point of care and laboratory diagnostics for the human medical diagnostics sector. Our primary products and services are:

•Point-of-care veterinary diagnostic products, comprising instruments, consumables, and rapid assay test kits;
•Veterinary reference laboratory diagnostic and consulting services;
•Practice management and diagnostic imaging systems and services used by veterinarians;
•Health monitoring, biological materials testing, and laboratory diagnostic instruments and services used by the biomedical research community;
•Diagnostic, health-monitoring products for livestock, poultry, and dairy;
•Products that test water for certain microbiological contaminants; and
•Point-of-care electrolytes, blood gas analyzers, and SARS-CoV-2 RT-PCR (COVID-19 test) used in the human diagnostics sector.

Operating Segments. We operate primarily through three business segments: diagnostic and information technology-based products and services for the veterinary sector, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”), and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve producer efficiency, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment combines and presents products for the human medical diagnostics sector with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

CAG develops, designs, manufactures, and distributes products and software, and performs services for veterinarians and the biomedical analytics sector, primarily related to diagnostics and information management. Water develops, designs, manufactures, and distributes a range of products used in the detection of various microbiological parameters in water. LPD develops, designs, manufactures, and distributes diagnostic tests and related software and performs services that are used to manage the health status of livestock and poultry, to improve bovine reproductive efficiency, and to ensure the quality and safety of milk. OPTI Medical develops, designs, manufactures, and distributes point-of-care and laboratory diagnostics (including electrolyte and blood gas analyzers, COVID-19 PCR test, and related consumable products) for the human medical diagnostics sector.

Effects of Certain Factors and Trends on Results of Operations

CAG Trends. Continued growth in demand for companion animal healthcare supported solid gains for CAG diagnostic products and services across regions, compared to very strong prior year growth levels. U.S. same-store clinical visits at veterinary practices declined 2% in the first quarter compared to prior year period clinical visit growth of 13%, which included benefits from increases in new pet ownership during the COVID-19 pandemic. Average same-store revenue growth at U.S. veterinary practices was 6% in the first quarter, compared to 16% growth levels in the first quarter of 2021, driven by high growth in healthcare services, including increased utilization of diagnostics.

LPD Trends. Our LPD revenues, on a year-over-year comparison, declined due to the relaxation of local African Swine Fever disease management programs, as well as additional impacts in China from lower pork prices and changing government requirements related to live animal imports and livestock infectious disease programs, which began in the second quarter of 2021. The comparisons to prior year are expected to improve in the second half of 2022.

Supply Chain and Logistics Challenges. We believe that building and maintaining a well-managed and disciplined infrastructure have helped minimize impacts of the COVID-19 pandemic-related supply chain constraints, including product and component availability issues, logistics challenges, including extended shipping periods and delays, and inflationary pressures that are currently occurring worldwide. Our proactive approach to managing our operational processes, including forward planning with a focus on working closely with our suppliers and logistics partners, has enabled us to maintain continued high levels of product and service availability and customer service. We continue to monitor government lockdowns and other restrictions due to COVID-19, and have implemented mitigation strategies to adjust for delayed shipments of products and components. Although we expect the current supply chain and logistics challenges to continue during 2022, we believe we are well positioned to enable sustained high growth in our businesses going forward and to effectively manage the impacts of potentially relatively higher costs in certain areas to support these growth plans. However, there can be no assurance as to the duration or severity of the supply chain and logistics challenges or the effectiveness of our mitigating activities.

War in Ukraine. We have significantly scaled back operations in Russia including suspending sales of veterinary diagnostic equipment in the country. Our 2021 annual revenue was approximately $10 million in the Russia, Belarus and Ukraine region. We have no manufacturing or significant supply arrangement in the region. We anticipate revenues related to these geographies will be significantly limited for the remainder of 2022.

Currency and Other Items

Currency Impact. Refer to “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding the impact of foreign currency exchange rates.

Other Items. Refer to “Part I, Item 1. Business - Patents and Licenses” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report for additional information regarding distributor purchasing and inventories, economic conditions, and patent expiration.

Critical Accounting Estimates and Assumptions

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three months ended March 31, 2022, are consistent with those discussed in our 2021 Annual Report in the section under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Assumptions.”

Recent Accounting Pronouncements

For more information regarding the impact that recent accounting standards and amendments will have on our consolidated financial statements, refer to Note 2 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three months ended March 31, 2022, as compared to the same periods for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

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

Results of Operations

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

Total Company. The following table presents total Company revenue by operating segment by U.S. and non-U.S., or international geographies:

	For the Three Months Ended March 31,
Net Revenue (dollars in thousands)	2022	2021	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$761,184	$692,767	$68,417	9.9%	(1.9%)	1.6%	10.2%
United States	499,766	444,410	55,356	12.5%	—	2.2%	10.3%
International	261,418	248,357	13,061	5.3%	(5.2%)	0.5%	10.0%

Water	36,371	34,040	2,331	6.8%	(1.6%)	—	8.4%
United States	17,831	16,568	1,263	7.6%	—	—	7.6%
International	18,540	17,472	1,068	6.1%	(3.1%)	—	9.2%

LPD	30,870	39,270	(8,400)	(21.4%)	(2.3%)	—	(19.1%)
United States	3,860	3,748	112	3.0%	—	—	3.0%
International	27,010	35,522	(8,512)	(24.0%)	(2.4%)	—	(21.5%)

Other	8,124	11,630	(3,506)	(30.1%)	(0.2%)	—	(29.9%)

Total Company	$836,549	$777,707	$58,842	7.6%	(1.9%)	1.4%	8.0%
United States	525,906	472,638	53,268	11.3%	—	2.1%	9.2%
International	310,643	305,069	5,574	1.8%	(4.7%)	0.4%	6.1%
(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in both U.S. and international organic revenues was driven by volume gains in CAG Diagnostics recurring revenue, reflecting continued high demand for companion animal diagnostics, as well as higher realized prices. Our CAG Diagnostics instrument revenue reflects high placement volumes compared to the prior year. The higher revenue in our Water business was primarily due to the benefit of price increases and higher testing volumes. The decline in our LPD business was primarily due to the lower demand for swine testing in China. The impact of acquisitions increased total revenue growth by 1.4% while the impact of currency movements decreased total revenue growth by 1.9%.

The following table presents total Company results of operations:

	For the Three Months Ended March 31,				Change
Total Company - Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$836,549		$777,707		$58,842	7.6%
Cost of revenue	337,796		306,925		30,871	10.1%
Gross profit	498,753	59.6%	470,782	60.5%	27,971	5.9%

Operating expenses:
Sales and marketing	132,292	15.8%	114,811	14.8%	17,481	15.2%
General and administrative	77,949	9.3%	70,770	9.1%	7,179	10.1%
Research and development	40,168	4.8%	37,579	4.8%	2,589	6.9%
Total operating expenses	250,409	29.9%	223,160	28.7%	27,249	12.2%
Income from operations	$248,344	29.7%	$247,622	31.8%	$722	0.3%

Gross Profit. Gross profit increased due to higher sales volumes moderated by a 90 basis point decrease in the gross profit margin. The decrease in the gross profit margin was primarily due to the impact of product mix from lower LPD and higher CAG Diagnostic instrument revenue, as well as higher product and service costs and higher freight and distribution costs. These decreases were partially offset by recurring revenue net price gains and reference laboratory productivity initiatives, which helped to offset the effects of inflation on our gross profit margin. The impact from foreign currency movements increased the gross profit margin by approximately 30 basis points, including the impact of hedge gains in the current year as compared to hedge losses in the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs, including investments in our global commercial capability and higher travel costs. General and administrative expense increased primarily due to higher personnel-related expense, as well as higher estimated bad debt expense and an increase in amortization and depreciation expense related to business acquisitions and capital investments. Research and development expense increased primarily due to higher project and third-party costs. The overall change in currency exchange rates decreased operating expenses growth by approximately 1%.

During the second quarter of 2022, we entered into two arrangements to license intellectual property. In connection with these arrangements, we estimate approximately $80.0 million in the aggregate will be charged to research and development expense during the second quarter. Refer to “Part I, Item 1. Note 20 - Subsequent Event” for more information.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Three Months Ended March 31,
Net Revenue (dollars in thousands)	2022	2021	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$664,810	$617,280	$47,530	7.7%	(1.9%)	0.2%	9.4%
IDEXX VetLab consumables	267,173	246,092	21,081	8.6%	(2.5%)	—	11.1%
Rapid assay products	74,519	69,611	4,908	7.1%	(1.1%)	—	8.1%
Reference laboratory diagnostic and consulting services	295,075	275,781	19,294	7.0%	(1.5%)	0.5%	8.0%
CAG diagnostics services and accessories	28,043	25,796	2,247	8.7%	(2.6%)	—	11.3%
CAG Diagnostics capital - instruments	36,997	31,190	5,807	18.6%	(3.5%)	—	22.1%
Veterinary software, services and diagnostic imaging systems	59,377	44,297	15,080	34.0%	(0.4%)	21.2%	13.2%
Net CAG revenue	$761,184	$692,767	$68,417	9.9%	(1.9%)	1.6%	10.2%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding

CAG Diagnostics Recurring Revenue. The increase was driven by strong demand for companion animal diagnostics globally across modalities. The increase in CAG Diagnostics recurring revenue was primarily due to increased volumes in IDEXX VetLab consumables and reference laboratory diagnostic services, and higher realized prices. The impact of currency movements decreased revenue growth by 1.9%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher sales volumes for our Catalyst consumables and, to a lesser extent, ProCyte consumables, as well as higher price realization. These increases were supported by an expansion of our instrument installed base, expanded menu of available tests in certain regions, and high customer retention levels.

The increase in rapid assay revenue resulted primarily from higher price realization and higher clinic testing levels, primarily from SNAP® 4Dx Plus.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to higher testing volumes, primarily in the U.S., as well as higher realized prices. Acquisitions increased revenue growth by 0.5%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the increase in our active installed base of instruments.

CAG Diagnostics Capital – Instrument Revenue. The increase in instrument revenue was primarily due to strong premium instrument placements globally, including the successful global launch of the ProCyte One analyzer, to support increased diagnostic testing.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. Acquisitions increased revenue growth by 21.2%. Excluding the impact of acquisitions, the increase in veterinary software and services revenue was primarily due to increases in our active installed base, higher realized prices on service offerings, and higher veterinary software system placements. The increase in our diagnostic imaging systems revenues was primarily due to increases in our active installed base resulting in higher service revenue, as well as higher realized prices.

The following table presents the CAG segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$761,184		$692,767		$68,417	9.9%
Cost of revenue	312,085		279,893		32,192	11.5%
Gross profit	449,099	59.0%	412,874	59.6%	36,225	8.8%

Operating expenses:
Sales and marketing	121,660	16.0%	104,291	15.1%	17,369	16.7%
General and administrative	68,881	9.0%	62,904	9.1%	5,977	9.5%
Research and development	35,433	4.7%	32,469	4.7%	2,964	9.1%
Total operating expenses	225,974	29.7%	199,664	28.8%	26,310	13.2%
Income from operations	$223,125	29.3%	$213,210	30.8%	$9,915	4.7%

Gross Profit. Gross profit increased primarily due to higher sales volume, moderated by a 60 basis point decrease in the gross profit margin. The decrease in the gross profit margin was primarily due to the impact of product mix with higher CAG Diagnostic instrument revenue, as well as higher product and service costs and higher freight and distributions costs. These decreases were partially offset by recurring revenue net price gains and reference laboratory productivity initiatives, which helped to offset the effects of inflation on our gross margins, as well as the benefits of growth from our recurring software revenues. The impact from foreign currency movements increased the gross profit margin by approximately 10 basis points, including the impact of hedge gains in the current year as compared to hedge losses in the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs, including investments in our global commercial capability and higher travel costs. General and administrative expense increased primarily due to higher personnel-related expense, as well as an increase in amortization and depreciation expense related to business acquisitions and capital investments and higher estimated bad debt expense. Research and development expense increased primarily due to increased project and third-party costs. The overall change in currency exchange rates resulted in a decrease in operating expenses growth by approximately 1%.

During the second quarter of 2022, we entered into two arrangements to license intellectual property. In connection with these arrangements, we estimate approximately $80.0 million in the aggregate will be charged to research and development expense during the second quarter. Refer to “Part I, Item 1. Note 20 - Subsequent Event” for more information.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$36,371		$34,040		$2,331	6.8%
Cost of revenue	10,634		10,575		59	0.6%
Gross profit	25,737	70.8%	23,465	68.9%	2,272	9.7%

Operating expenses:
Sales and marketing	4,598	12.6%	4,358	12.8%	240	5.5%
General and administrative	3,282	9.0%	3,236	9.5%	46	1.4%
Research and development	1,203	3.3%	1,099	3.2%	104	9.5%
Total operating expenses	9,083	25.0%	8,693	25.5%	390	4.5%
Income from operations	$16,654	45.8%	$14,772	43.4%	$1,882	12.7%

Revenue. The increase in our Water business was primarily due to higher testing volume and higher realized prices in our Colilert test products and related accessories used in coliform and E. coli testing. The impact of currency movements decreased revenue growth by 1.6%.

Gross Profit. Gross profit increased due to higher sales volumes and a 190 basis point increase in the gross profit margin, which reflected an approximately 160 basis point increase due to foreign currency movements, including the impact of hedge gains in the current year compared to hedge losses in the prior year. The gross profit margin also increased due to higher realized prices and lower product costs, offset by higher distribution and freight costs.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs and higher travel expense. Research and development expense increased primarily due to third-party services. The overall change in currency exchange rates resulted in a decrease in operating expenses growth of less than 1%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$30,870		$39,270		$(8,400)	(21.4%)
Cost of revenue	11,323		12,389		(1,066)	(8.6%)
Gross profit	19,547	63.3%	26,881	68.5%	(7,334)	(27.3)%

Operating expenses:
Sales and marketing	5,568	18.0%	5,538	14.1%	30	0.5%
General and administrative	4,161	13.5%	4,308	11.0%	(147)	(3.4%)
Research and development	3,081	10.0%	3,227	8.2%	(146)	(4.5)%
Total operating expenses	12,810	41.5%	13,073	33.3%	(263)	(2.0%)
Income from operations	$6,737	21.8%	$13,808	35.2%	$(7,071)	(51.2)%

Revenue. Revenues decreased primarily due to lower demand for diagnostic testing in China. Beginning during the second quarter of 2021, and continuing through the first quarter of 2022, we experienced lower livestock testing volumes in China, as changes in disease management approaches, low pork prices, and changes in government requirements related to the live animal imports and livestock infectious disease programs impacted testing volumes, in comparison to high prior-year demand for African Swine Fever testing. The decrease in revenue was partially offset by moderate gains in other regions. The unfavorable impact of foreign currency movements decreased revenue growth by 2.3%.

Gross Profit. The decrease in gross profit was primarily due to lower sales volumes and a 520 basis point decrease in the gross profit margin. The decrease in the gross profit margin is primarily due to higher freight and distribution charges, investments in our bovine laboratory services, and the unfavorable overall mix impacts largely from lower ASF testing following changes in government requirements. The decrease in the gross profit margin was partially offset by the impact from foreign currency movements, which increased gross profit margin by approximately 200 basis points, including the impact of hedge gains in the current year compared to hedge losses in the prior year.

Operating Expenses. Sales and marketing expense were essentially flat, with higher marketing costs offset by lower personnel-related costs. General and administrative expenses decreased primarily due to lower personnel-related costs and lower bad debt expense. Research and development expense decreased primarily due to lower personnel-related costs, partially offset by lower costs in the prior year as we leveraged LPD personnel to support our human COVID-19 testing products. The overall change in currency exchange rates resulted in a decrease in operating expenses growth of approximately 2%.

Other

The following table presents the Other results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$8,124		$11,630		$(3,506)	(30.1%)
Cost of revenue	3,754		4,068		(314)	(7.7%)
Gross profit	4,370	53.8%	7,562	65.0%	(3,192)	(42.2%)

Operating expenses:
Sales and marketing	466	5.7%	624	5.4%	(158)	(25.3%)
General and administrative	1,625	20.0%	322	2.8%	1,303	404.7%
Research and development	451	5.6%	784	6.7%	(333)	(42.5%)
Total operating expenses	2,542	31.3%	1,730	14.9%	812	46.9%
Income from operations	$1,828	22.5%	$5,832	50.1%	$(4,004)	(68.7%)

Revenue. The decrease in revenue was primarily due to lower OPTI COVID-19 PCR testing products and services in the U.S., as well as lower OPTI Medical consumables revenue related to COVID-19 lockdowns in Asia.

Gross Profit. The decrease in gross profit was primarily due to lower sales volume and a gross profit margin decrease of 1,120 basis points. The decrease in the gross profit margin is primarily due to lower OPTI Medical volumes and higher distribution expense, partially offset by higher realized prices. The overall change in currency exchange rates had an immaterial impact on gross profit.

Operating Expenses. Sales and marketing expense decreased primarily due to lower personnel-related costs. General and administrative expense increased primarily due to higher foreign exchange losses on settlements of foreign currency denominated transactions, as compared to the prior year, for all operating segments, which are reported within our Other segment, as well as higher estimated bad debt expense. Research and development expense decreased primarily due to lower project costs compared to the prior year, which included COVID-19 related costs.

Non-Operating Items

Interest Expense. Interest expense was $7.0 million for the three months ended March 31, 2022, as compared to $7.6 million for the same period in the prior year. The decrease in interest expense was primarily due to the timing of Credit Facility borrowings during the first quarter of 2022, as well as a lower variable rate than the comparative fixed long-term debt.

Provision for Income Taxes. Our effective income tax rate was 19.7% for the three months ended March 31, 2022, as compared to 14.9% for the three months ended March 31, 2021. The increase in our effective tax rate, as compared to the same period in the prior year, was primarily driven by a decrease in the tax benefits from share-based compensation.

Liquidity and Capital Resources

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. As of March 31, 2022, we had $204.6 million of cash and cash equivalents, as compared to $144.5 million as of December 31, 2021. Working capital totaled $118.4 million as of March 31, 2022, as compared to $192.1 million as of December 31, 2021. Additionally, as of March 31, 2022, we had borrowing availability of $598.6 million under our $1 billion Credit Facility, with $400.0 million outstanding borrowings on the Credit Facility. The general availability of funds under our Credit Facility is reduced by $1.4 million for outstanding letters of credit. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for at least the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example to fund significant discretionary activities, we could elect to raise capital in the U.S. through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and marketable securities are generally available without restrictions to fund ordinary business operations outside the U.S.
The following table presents cash, cash equivalents, and marketable securities held domestically and by our foreign subsidiaries:

Cash, cash equivalents and marketable securities (dollars in thousands)	March 31, 2022	December 31, 2021

U.S.	$30,538	$2,632
Foreign	174,080	141,822
Total	$204,618	$144,454

Total cash, cash equivalents, and marketable securities held in U.S. dollars by our foreign subsidiaries	$38,791	$6,245

Of the $204.6 million of cash and cash equivalents held as of March 31, 2022, greater than 99% was held as bank deposits.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021

Days sales outstanding (1)	42.0	42.4	42.7	42.2	41.8
Inventory turns (2)	1.6	2.0	1.9	2.1	2.0
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

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Three Months Ended March 31,
(in thousands)	2022	2021	Dollar Change

Net cash provided by operating activities	$114,706	$124,422	$(9,716)
Net cash used by investing activities	(41,838)	(24,587)	(17,251)
Net cash used by financing activities	(13,480)	(129,651)	116,171
Net effect of changes in exchange rates on cash	776	(2,949)	3,725
Net change in cash and cash equivalents	$60,164	$(32,765)	$92,929

Operating Activities. The decrease in cash provided by operating activities of $9.7 million was driven primarily by a decrease in net income and changes in inventory, partially offset by changes in accounts receivable. The following table presents cash flow impacts from changes in operating assets and liabilities:

	For the Three Months Ended March 31,
(in thousands)	2022	2021	Dollar Change

Accounts receivable	$(37,531)	$(54,735)	$17,204
Inventories	(18,854)	(7,919)	(10,935)
Accounts payable	(4,016)	2,460	(6,476)
Deferred revenue	(937)	(2,287)	1,350
Other assets and liabilities	(52,904)	(57,081)	4,177
Total change in cash due to changes in operating assets and liabilities	$(114,242)	$(119,562)	$5,320

Cash used due to changes in operating assets and liabilities during the three months ended March 31, 2022, as compared to the same period in the prior year, increased by approximately $5.3 million. The decrease in cash used by accounts receivable over the same prior-year period was due to the timing of revenue within the prior year, as sales volumes rebounded from the beginning of the COVID-19 pandemic. Cash used for inventory in the current period, as compared to the prior period, was higher primarily to support increasing demand and to mitigate potential supply-chain impacts.

We have historically experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

During the second quarter of 2022, we entered into two arrangements to license intellectual property. Under one arrangement we paid $45.0 million and expect to issue subsequent milestone payments during 2022 of $10.0 million. Under the second arrangement, we paid $30.0 million for an equity investment and license rights, with expected subsequent milestone payments of $20.0 million. The cash paid for these arrangements will be presented in operating and investing activities in the unaudited condensed consolidated statement of cash flows for the period in which cash is used. Refer to “Part I, Item 1. Note 20 - Subsequent Event” for more information.

Investing Activities. Cash used by investing activities was $41.8 million for the three months ended March 31, 2022, as compared to $24.6 million for the same period in the prior year. The increase in cash used by investing activities was primarily due to higher purchases of property and equipment and an acquisition of an intangible asset.

Our outlook for full year capital spending is approximately $180.0 million for 2022.

Financing Activities. Cash used by financing activities was $13.5 million for the three months ended March 31, 2022, as compared to $129.7 million of cash used for the same period in the prior year. The decrease in cash used by financing activities was due to a $326.5 million increase in borrowings under our Credit Facility, partially offset by $134.0 million in additional repurchases of our common stock in the current period as compared to the same period in the prior year. Cash was also used to pay off our $75.0 million 2022 Series A Notes when due and payable on February 14, 2022.

Cash used to repurchase shares of our common stock increased $134.0 million during the three months ended March 31, 2022. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders, and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. Refer to Note 12 to the unaudited condensed consolidated financial statements in Part I. Item 1. of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Under our Credit Facility, the net borrowing activity during the three months ended March 31, 2022, as compared to the same period in the prior year, increased $326.5 million. As of March 31, 2022, we had $400.0 million outstanding borrowings under the Credit Facility. The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness, and a change of control default.

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

On February 2022, we paid off our $75.0 million 2022 Series A Notes with cash provided by operations and financing activity. Should we elect to prepay any of our senior notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Senior Note Agreements. Additionally, in the event of a change in control of the Company or upon the disposition of certain assets of the Company the proceeds of which are not reinvested (as defined in the Senior Note Agreements), we may be required to prepay all or a portion of the senior notes. The obligations under the senior notes may be accelerated upon the occurrence of an event of default under the applicable Senior Note Agreements, each of which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under ERISA, the failure to pay specified indebtedness, and cross-acceleration to specified indebtedness.

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

Financial Covenant. The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, non-recurring transaction expenses incurred in connection with acquisitions, share-based compensation expense, and certain other non-cash losses and charges (“Adjusted EBITDA”) not to exceed 3.5-to-1. As of March 31, 2022, we were in compliance with such covenant. The following details our consolidated leverage ratio calculation:

(in thousands)	Twelve Months ended
Trailing 12 Months Adjusted EBITDA:	March 31, 2022

Net income attributable to stockholders (as reported)	$734,553
Interest expense	29,220
Provision for income taxes	169,535
Depreciation and amortization	106,050
Acquisition-related expense	3,284
Share-based compensation expense	40,053
Extraordinary and other non-recurring non-cash charges	5,148
Adjusted EBITDA	$1,087,843

(in thousands)
Debt to Adjusted EBITDA Ratio:	March 31, 2022

Line of credit	$400,000
Current and long-term portions of long-term debt	773,381
Total debt	1,173,381
Acquisition-related contingent consideration payable	10,683
Financing leases	11
Deferred financing costs	481
Gross debt	$1,184,556
Gross debt to Adjusted EBITDA ratio	1.09

Less: Cash and cash equivalents	$204,618
Net debt	$979,938
Net debt to Adjusted EBITDA ratio	0.90

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees as of March 31, 2022, are described in Note 16 to the unaudited condensed consolidated financial statements in Part I. Item 1. of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, refer to the section under the heading “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2021 Annual Report. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the market risks described in our 2021 Annual Report, except for the impact of foreign exchange rates, as discussed below.

Foreign Currency Exchange Impacts. Approximately 23% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies for both the three months ended March 31, 2022 and 2021. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated costs and expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. dollar denominated revenues.

Our foreign currency exchange impacts are comprised of three components: 1) local currency revenues and expenses; 2) the impact of hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. Based on projected revenues and expenses for the remainder of 2022, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1% strengthening of the U.S. dollar would reduce revenue by approximately $9 million and operating income by approximately $5 million. Additionally, we project our foreign currency hedge contracts in place as of March 31, 2022, would result in incremental offsetting gains of approximately $2 million. The impact of the intercompany and trade balances, and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have on such balances.

At our current foreign currency exchange rate assumptions, we anticipate the effect of a stronger U.S. dollar for the remainder of the year, as compared to the respective prior-year period, will have a unfavorable impact on our operating results by decreasing our revenues, operating profit, and diluted earnings per share for the remainder of the year ending December 31, 2022, by approximately $77 million, $16 million, and $0.14 per share, respectively. This unfavorable year-over-year currency impact includes foreign currency hedging activity, which is expected to increase our total operating profit by approximately $22 million and $0.20 per share for the remainder of the year ended December 31, 2022. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimates assume that the value of the U.S. dollar will reflect the euro at 1.05, the British pound at 1.26, the Canadian dollar at 0.78, and the Australian dollar at 0.71; and the Japanese yen at ¥130, the Chinese renminbi at RMB 6.61, and the Brazilian real at R$4.97 relative to the U.S. dollar for the remainder of 2022.

The following table presents the estimated foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share for the current period and as compared to the respective prior-year period:

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021

Revenue impact	$(15,064)	$19,434

Operating profit impact, excluding hedge activity and exchange impacts on settlement of foreign currency denominated transactions	$(7,939)	$11,761
Hedge gains (losses) - current period	2,236	(2,430)
Exchange (losses) on settlements of foreign currency denominated transactions - current period	(775)	(70)
Operating profit impact - current period	$(6,478)	$9,261

Hedge losses (gains) - prior period	2,430	(1,341)
Exchange losses on settlement of foreign currency denominated transactions - prior period	70	1,907
Operating profit impact - as compared to prior period	$(3,978)	$9,827

Diluted earnings per share impact - as compared to prior period	$(0.04)	$0.09

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I. Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and our 2021 Annual Report, as well as the risk factor below, which supplements and should be read in conjunction with the risk factors disclosed in our 2021 Annual Report, any and all of which could materially affect our business, financial condition, or future results. Except as described below in this Item 1A., there have been no material changes from the risk factors previously disclosed in the 2021 Annual Report. The risks described in our 2021 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

The current war in Ukraine may adversely affect our business, financial condition and results of operations

Since our business is global in nature, political, economic, and other conditions in foreign countries and regions, including geopolitical risks, such as the current war between Russia and Ukraine, may adversely affect our business, financial condition and results of operations. While we have limited operations in Russia, and regional revenues represent a de minimis percentage of our total revenues, our regional operations have been affected by sanctions by a number of governments on the Russian financial sector, including the United States, the European Union, and the United Kingdom, as well as Russian counter-sanctions and other economic, financial and export restrictions. These sanctions and restrictions may disrupt our ability to collect outstanding accounts receivable and support our existing customers and employees in Russia.

We are actively monitoring the situation in Ukraine and Russia and assessing its impact on our business, including our employees, business partners and customers. The length of this war cannot be predicted, and it may escalate and/or expand in scope. The broader consequences of this war, which may include further sanctions, embargoes, regional instability, potential retaliatory action by sanctioned governments against companies (including us), increased tensions between the United States and countries in which we operate, and the extent of the war’s effect on our business and results of operations, as well as the global economy, cannot be predicted.

In addition, this war may also heighten other risks disclosed in our 2021 Annual Report, any of which could materially and adversely affect our business, financial condition and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, supply chain disruptions, increased cyberattack and cybersecurity risks, adverse changes in international trade policies and relations, regulatory enforcement, our ability to implement and execute our business strategy, our exposure to foreign currency fluctuations, reputational risk, and volatility or disruption in the capital markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

January 1 to January 31, 2022	226,705		$523.94	226,705	4,765,526
February 1 to February 28, 2022	181,951		$515.77	161,502	4,604,024
March 1 to March 31, 2022	114,204		$529.73	114,204	4,489,820
Total	522,860	(2)		502,411	4,489,820

(1)On August 13, 1999, our Board of Directors approved and announced the repurchase of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The authorization has been increased by the Board of Directors on numerous occasions; most recently, on February 12, 2020, the maximum level of shares that may be repurchased under the program was increased from 68 million to 73 million shares. There is no specified expiration date for this share repurchase program. There were no other repurchase programs outstanding during the three months ended March 31, 2022, and no share repurchase programs expired during the period. There were 502,411 share repurchases made during the three months ended March 31, 2022, in transactions made pursuant to our share repurchase program.

(2)During the three months ended March 31, 2022, we received 20,449 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

The total shares repurchased include shares surrendered for employee statutory tax withholding. Refer to Note 12 to the unaudited condensed consolidated financial statements in Part I. Item 1. of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Form of Confidential Information, Work Product, and Restrictive Covenant Agreement with each of the Company’s Executive Officers (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial and related information from IDEXX Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: May 4, 2022	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)