Form 10-Q
period 2022-06-30
IDEXX LABORATORIES INC /DE
filed 2022-08-02
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 83,253,705 on July 27, 2022.

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

    In order to aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term / Abbreviation	Definition

AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAG	Companion Animal Group, a reporting segment that provides veterinarians diagnostic products and services and information management solutions that enhance the health and well-being of pets
Credit Facility	Our $1 billion unsecured revolving credit facility, also referred to as line of credit
Clinical visits	The reason for the visit involves an interaction between a clinician and a pet
FASB	U.S. Financial Accounting Standards Board
LPD	Livestock, Poultry and Dairy, a reporting segment that provides diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve producer efficiency
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
Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION
Item 1.  Financial Statements.
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Current Assets:
Cash and cash equivalents	$114,362	$144,454
Accounts receivable, net	412,898	368,348
Inventories	332,565	269,030
Other current assets	183,000	173,823
Total current assets	1,042,825	955,655
Long-Term Assets:
Property and equipment, net	594,224	587,667
Operating lease right-of-use assets	115,461	105,101
Goodwill	355,528	359,345
Intangible assets, net	100,594	99,035
Other long-term assets	398,553	330,400
Total long-term assets	1,564,360	1,481,548
TOTAL ASSETS	$2,607,185	$2,437,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$127,262	$116,140
Accrued liabilities	387,510	458,909
Line of credit	611,000	73,500
Current portion of long-term debt	—	74,996
Current portion of deferred revenue	40,775	40,034
Total current liabilities	1,166,547	763,579
Long-Term Liabilities:
Deferred income tax liabilities	10,852	8,935
Long-term debt, net of current portion	767,995	775,205
Long-term deferred revenue, net of current portion	36,965	41,174
Long-term operating lease liabilities	98,041	87,377
Other long-term liabilities	69,777	70,941
Total long-term liabilities	983,630	983,632
Total liabilities	2,150,177	1,747,211

Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 107,075 shares in 2022 and 106,878 shares in 2021; Outstanding: 83,428 shares in 2022 and 84,562 shares in 2021	10,707	10,688
Additional paid-in capital	1,419,709	1,377,320
Deferred stock units: Outstanding: 58 units in 2022 and 90 units in 2021	5,170	5,719
Retained earnings	3,246,384	2,920,440
Accumulated other comprehensive loss	(67,705)	(53,484)
Treasury stock, at cost: 23,647 shares in 2022 and 22,317 shares in 2021	(4,157,257)	(3,570,691)
Total stockholders’ equity	457,008	689,992
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,607,185	$2,437,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenue:
Product revenue	$492,518	$480,715	$970,895	$935,063
Service revenue	368,028	345,427	726,200	668,786
Total revenue	860,546	826,142	1,697,095	1,603,849
Cost of Revenue:
Cost of product revenue	167,323	169,832	329,394	317,102
Cost of service revenue	179,191	167,002	354,916	326,657
Total cost of revenue	346,514	336,834	684,310	643,759
Gross profit	514,032	489,308	1,012,785	960,090
Expenses:
Sales and marketing	130,257	119,032	262,549	233,843
General and administrative	81,488	73,326	159,437	144,096
Research and development	123,221	37,697	163,389	75,276
Income from operations	179,066	259,253	427,410	506,875
Interest expense	(8,317)	(7,613)	(15,313)	(15,197)
Interest income	334	91	477	143
Income before provision for income taxes	171,083	251,731	412,574	491,821
Provision for income taxes	39,104	49,125	86,630	84,926
Net income	131,979	202,606	325,944	406,895
Less: Net income attributable to noncontrolling interest	—	24	—	56
Net income attributable to IDEXX Laboratories, Inc. stockholders	$131,979	$202,582	$325,944	$406,839

Earnings per Share:
Basic	$1.57	$2.37	$3.87	$4.76
Diluted	$1.56	$2.34	$3.82	$4.69
Weighted Average Shares Outstanding:
Basic	83,922	85,325	84,164	85,427
Diluted	84,858	86,654	85,222	86,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$131,979	$202,606	$325,944	$406,895
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(31,081)	12,087	(27,804)	(7,246)
Benefit plans, net of tax expense of $(991) and $(991) in 2022 and $0 and $0 in 2021	(5,056)	—	(5,056)	—
Reclassification adjustment for benefit plans included in net income, net of tax of $51 and $51 in 2022 and $0 and $0 in 2021	260	—	260	—
Unrealized gain (loss) on Euro-denominated notes, net of tax expense (benefit) of $1,286 and $1,725 in 2022 and $(313) and $837 in 2021	4,124	(994)	5,533	2,654
Unrealized gain (loss) on investments, net of tax expense (benefit) of $(7) and $(12) in 2022 and $2 and $48 in 2021	(25)	7	(42)	154
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on foreign currency exchange contracts, net of tax expense (benefit) of $4,298 and $5,734 in 2022 and $(594) and $655 in 2021	11,343	(1,224)	13,440	3,191
Unrealized gain (loss) on cross currency swaps, net of tax expense (benefit) of $1,335 and $1,646 in 2022 and $(349) and $694 in 2021	4,282	(1,106)	5,278	2,202
Reclassification adjustment for loss (gain) included in net income, net of tax benefit (expense) of $(1,577) and $(2,187) in 2022 and $340 and $876 in 2021	(4,204)	2,375	(5,830)	4,269
Unrealized gain on derivative instruments	11,421	45	12,888	9,662
Other comprehensive gain (loss), net of tax	(20,357)	11,145	(14,221)	5,224
Comprehensive income	111,622	213,751	311,723	412,119
Less: Comprehensive income attributable to noncontrolling interest	—	24	—	56
Comprehensive income attributable to IDEXX Laboratories, Inc.	$111,622	$213,727	$311,723	$412,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interest	Total Stockholders’ Equity
Balance December 31, 2021	106,878	$10,688	$1,377,320	$5,719	$2,920,440	$(53,484)	$(3,570,691)	$—	$689,992
Net income	—	—	—	—	193,965	—	—	—	193,965
Other comprehensive income, net	—	—	—	—	—	6,136	—	—	6,136
Repurchases of common stock, net	—	—	—	—	—	—	(273,058)	—	(273,058)
Common stock issued under stock plans, including excess tax benefit	125	12	11,583	(5)	—	—	—	—	11,590
Share-based compensation cost	—	—	11,122	51	—	—	—	—	11,173
Balance March 31, 2022	107,003	$10,700	$1,400,025	$5,765	$3,114,405	$(47,348)	$(3,843,749)	$—	$639,798
Net income	—	—	—	—	131,979	—	—		131,979
Other comprehensive loss, net	—	—	—	—	—	(20,357)	—	—	(20,357)
Repurchases of common stock, net	—	—	—	—	—	—	(313,508)	—	(313,508)
Common stock issued under stock plans, including excess tax benefit	72	7	7,779	(1,060)	—	—	—	—	6,726
Deferred stock units activity	—	—	(459)	459	—	—	—	—	—
Share-based compensation cost	—	—	12,364	6	—	—	—	—	12,370
Balance June 30, 2022	107,075	$10,707	$1,419,709	$5,170	$3,246,384	$(67,705)	$(4,157,257)	$—	$457,008

Balance December 31, 2020	106,457	$10,646	$1,294,849	$4,503	$2,175,595	$(53,615)	$(2,799,890)	$707	$632,795
Net income	—	—	—	—	204,257	—	—	32	204,289
Other comprehensive loss, net	—	—	—	—	—	(5,921)	—	—	(5,921)
Repurchases of common stock, net	—	—	—	—	—	—	(154,033)	—	(154,033)
Common stock issued under stock plans, including excess tax benefit	219	22	17,408	—	—	—	—	—	17,430
Share-based compensation cost	—	—	8,829	46	—	—	—	—	8,875
Balance March 31, 2021	106,676	$10,668	$1,321,086	$4,549	$2,379,852	$(59,536)	$(2,953,923)	$739	$703,435
Net income	—	—	—	—	202,582	—	—	24	202,606
Other comprehensive loss, net	—	—	—	—	—	11,145	—	—	11,145
Repurchases of common stock, net	—	—	—	—	—	—	(188,378)	—	(188,378)
Common stock issued under stock plans, including excess tax benefit	72	7	9,771	—	—	—	—	—	9,778
Deferred stock units activity	—	—	(1,035)	1,035	—	—	—	—	—
Share-based compensation cost	—	—	9,591	46	—	—	—	—	9,637
Balance June 30, 2021	106,748	$10,675	$1,339,413	$5,630	$2,582,434	$(48,391)	$(3,142,301)	$763	$748,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$325,944	$406,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,633	50,434
Impairment charges	2,346	3,795
Provision for credit losses	3,358	768
Deferred income taxes	(23,517)	4,193
Share-based compensation expense	23,543	18,512
Other	1,200	1,300
Changes in assets and liabilities:
Accounts receivable	(53,794)	(50,721)
Inventories	(49,349)	(20,412)
Other assets and liabilities	(94,729)	(55,162)
Accounts payable	(6,735)	3,812
Deferred revenue	(2,344)	(5,037)
Net cash provided by operating activities	180,556	358,377
Cash Flows from Investing Activities:
Purchases of property and equipment	(61,924)	(42,744)
Acquisition of intangible assets	(10,000)	—
Equity investment	(25,000)	—
Acquisitions of a business, net of cash acquired	—	(156,506)
Net cash used by investing activities	(96,924)	(199,250)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility, net	537,500	—
Payment of senior debt	(75,000)	—
Payments of acquisition-related contingent consideration and holdbacks	(2,816)	(1,500)
Repurchases of common stock, net	(573,060)	(320,787)
Proceeds from exercises of stock options and employee stock purchase plans	18,379	27,371
Shares withheld for statutory tax withholding payments on restricted stock	(10,390)	(14,952)
Net cash used by financing activities	(105,387)	(309,868)
Net effect of changes in exchange rates on cash	(8,337)	(1,053)
Net decrease in cash and cash equivalents	(30,092)	(151,794)
Cash and cash equivalents at beginning of period	144,454	383,928
Cash and cash equivalents at end of period	$114,362	$232,134

Supplemental Cash Flow Information:
Cash paid for income taxes	$128,325	$81,923
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$10,340	$9,676

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The condensed consolidated balance sheet data as of December 31, 2021, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, and our Annual Report on Form 10-K for the year ended December 31, 2021, (the “2021 Annual Report”) filed with the SEC.

The preparation of our condensed consolidated financial statements requires us to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments, and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenues and expenses.

We have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q in the “Glossary of Terms and Selected Abbreviations.”

NOTE 2. ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022, are consistent with those discussed in “Note 2. Summary of Significant Accounting Policies” to the consolidated financial statements in our 2021 Annual Report, and as updated below.

Investments in Companies Accounted for Using the Equity or Cost Method of Accounting

Investments where we have the ability to exercise significant influence, but do not control the entity, are accounted for under the equity method of accounting. Significant influence generally exists if we have a 20% to 50% ownership interest in the investee. Equity investments in entities for which we do not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost less impairment, if any, adjusted for changes resulting from qualifying observable price changes for the identical investment of the same issuer should they occur.

We evaluate our investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

As of June 30, 2022 and December 31, 2021, our equity investments of $30.3 million and $5.3 million, respectively, are recorded at cost as other long-term assets.

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

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The FASB also issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope," in January 2021. It clarifies that certain optional expedients and exceptions apply to derivatives that are affected by the discounting transition. The amendments in this ASU affect the guidance in ASU No. 2020-04 and are effective in the same timeframe as ASU 2020-04. The relief offered by this guidance, if adopted, is available to companies for the period March 12, 2020 through December 31, 2022. Our Credit Facility includes a provision for the determination of a benchmark replacement rate as a successor to the LIBOR rate; therefore, we do not expect the discontinuation of LIBOR to have an impact on our consolidated financial statements.
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

Lease Revenue. Revenues from instrument rental agreements and reagent rental programs are recognized either as operating leases on a ratable basis over the term of the agreement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental agreements in equal monthly amounts over the term of the rental agreement. Our reagent rental programs provide our customers the right to use our instruments upon entering into agreements to purchase specified amounts of consumables, which are considered embedded leases. For some agreements, the customers are provided with the right to purchase the instrument at the end of the lease term. Lease revenues from these agreements are presented in product revenue on our unaudited condensed consolidated income statement. Lease revenue was approximately $4.9 million and $9.9 million for the three and six months ended June 30, 2022, as compared to $4.7 million and $9.5 million for the three and six months ended June 30, 2021, respectively, including both operating leases and sales-type leases under ASC 842, Leases, for leases entered into after January 1, 2019, and ASC 840, “Leases,” for leases entered into prior to 2019. Refer to below for revenue recognition under our reagent rental programs.

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

On December 31, 2021, our deferred revenue related to extended warranties and post-contract support was $30.0 million, of which approximately $2.5 million and $17.2 million was recognized during the three and six months ended June 30, 2022, respectively. Furthermore, as a result of new agreements, our deferred revenue related to extended warranties and post-contract support was $27.5 million as of June 30, 2022. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $13.0 million as of June 30, 2022, of which approximately 26%, 38%, 20%, 8%, and 8% are expected to be recognized during the remainder of 2022, the full years 2023, 2024, 2025, and thereafter, respectively. Additionally, we have determined these agreements do not include a significant financing component.

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

On December 31, 2021, our capitalized customer acquisition costs were $158.3 million, of which approximately $12.5 million and $25.2 million was recognized as a reduction of revenue during the three and six months ended June 30, 2022, respectively. Furthermore, as a result of new up-front customer loyalty payments, net of subsequent recognition, our capitalized customer acquisition costs were $156.4 million as of June 30, 2022. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the three and six months ended June 30, 2022, were not material.

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

On December 31, 2021, our volume commitment contract assets were $159.9 million, of which approximately $9.6 million and $18.9 million was reclassified to accounts receivable when customers were billed for related products and services during the three and six months ended June 30, 2022, respectively.

Furthermore, as a result of new placements under volume commitment programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our contract assets were $179.1 million as of June 30, 2022. We monitor customer purchases over the term of their agreement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the three and six months ended June 30, 2022, were not material.

For our up-front customer loyalty and volume commitment programs, we estimate future revenues related to multi-year agreements to be approximately $3.0 billion, of which approximately 14%, 27%, 22%, 17%, and 20% are expected to be recognized during the remainder of 2022, the full years 2023, 2024, 2025, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to purchase goods and services, net of the expected revenue reductions from customer acquisition costs and expected price adjustments, and, as a result, are lower than stated contractual commitments by our customers.

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

On December 31, 2021, our deferred revenue related to instrument rebate programs was $33.0 million, of which approximately $3.1 million and $6.5 million was recognized when customers purchased eligible products and services and earned rebates during the three and six months ended June 30, 2022, respectively. Furthermore, as a result of new instrument purchases under rebate programs, net of subsequent recognition, our deferred revenue was $29.4 million as of June 30, 2022, of which approximately 20%, 31%, 21%, 14%, and 14% are expected to be recognized during the remainder of 2022, the full years 2023, 2024, 2025, and thereafter, respectively.

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

Sales-type Reagent Rental Programs. Our reagent rental programs that effectively transfer control of instruments to our customers are classified as sales-type leases, and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is transferred to accounts receivable when customers are billed for future products and services over the term of the contract. On December 31, 2021, our lease receivable assets were $15.3 million, of which approximately $0.9 million and $1.7 million was reclassified to accounts receivable when customers were billed for related products and services during the three and six months ended June 30, 2022, respectively. Furthermore, as a result of new placements under sales-type reagent rental programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $15.8 million as of June 30, 2022. The impacts of discounting and unearned income as of June 30, 2022 were not material. Profit and loss recognized at the commencement date and interest income during the three and six months ended June 30, 2022, were not material. We monitor customer purchases over the term of their agreement to assess the realizability of our lease receivable assets. Impairments during the three and six months ended June 30, 2022 were not material.

Operating-type Reagent Rental Programs. Our reagent rental programs that do not effectively transfer control of instruments to our customers are classified as operating leases, and we recognize instrument revenue and costs ratably over the term of the agreement. The cost of the instrument is capitalized within property and equipment. During the three and six months ended June 30, 2022, we transferred instruments of $4.6 million and $7.6 million, as compared to $3.3 million and $5.8 million for the three and six months ended June 30, 2021, respectively, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental programs of approximately $35.9 million, of which approximately 17%, 29%, 23%, 17%, and 14% are expected to be recognized during the remainder of 2022, the full years 2023, 2024, 2025, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of any expected price adjustments, and, as a result, may be lower than stated contractual commitments by our customers.

Other Customer Incentive Programs. Certain agreements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified purchase threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method for incentives that are offered to individual customers and the expected-value method for programs that are offered to a broad group of customers. Revenue adjustments that relate to performance obligations satisfied in prior periods during the three and six months ended June 30, 2022, were not material. Refund obligations related to customer incentive programs are recorded in accrued liabilities for the actual issuance of incentives, incentives earned but not yet issued, and estimates of incentives to be earned in the future.

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

Accounts Receivable. We recognize revenue when it is probable that we will collect substantially all of the consideration to which we will be entitled, based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. We have no significant customers that accounted for greater than 10% of our consolidated revenues, and we have no concentration of credit risk as of June 30, 2022.

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

The following table presents disaggregated revenue by major product and service categories:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
CAG segment revenue:
CAG Diagnostics recurring revenue:	$685,413	$661,300	$1,350,223	$1,278,580
IDEXX VetLab consumables	266,079	256,352	533,252	502,444
Rapid assay products	87,481	83,887	162,000	153,498
Reference laboratory diagnostic and consulting services	304,130	293,675	599,205	569,456
CAG Diagnostics services and accessories	27,723	27,386	55,766	53,182
CAG Diagnostics capital - instruments	36,227	35,054	73,224	66,244
Veterinary software, services and diagnostic imaging systems	62,447	49,241	121,824	93,538
CAG segment revenue	784,087	745,595	1,545,271	1,438,362

Water segment revenue	39,195	37,191	75,566	71,231
LPD segment revenue	29,889	33,524	60,759	72,794
Other segment revenue	7,375	9,832	15,499	21,462
Total revenue	$860,546	$826,142	$1,697,095	$1,603,849

Revenue by principal geographic area, based on customers’ domiciles, was as follows:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
United States	$559,825	$515,238	$1,085,731	$987,876
Europe, the Middle East and Africa	161,993	171,553	335,801	342,803
Asia Pacific Region	80,100	83,624	163,961	168,406
Canada	39,533	39,337	74,765	72,795
Latin America & Caribbean	19,095	16,390	36,837	31,969
Total revenue	$860,546	$826,142	$1,697,095	$1,603,849

Costs to Obtain a Contract. We capitalize sales commissions, and the related fringe benefits earned by our sales force when considered incremental, and recoverable costs of obtaining a contract. Our contracts include performance obligations related to various goods and services, some of which are satisfied at a point in time and others over time. Commission costs related to performance obligations satisfied at a point in time are expensed at the time of sale, which is when revenue is recognized. Commission costs related to long-term service contracts and performance obligations satisfied over time, including extended warranties and SaaS subscriptions, are deferred and recognized on a systematic basis that is consistent with the transfer of the goods or services to which the asset relates. We apply judgment in estimating the amortization period, which typically ranges from 3 to 7 years, by taking into consideration our customer contract terms, history of renewals, expected length of customer relationship, and the useful life of the underlying technology and products. Amortization expense is included in sales and marketing expenses in the accompanying unaudited condensed consolidated statements of income. Deferred commission costs are periodically reviewed for impairment.

On December 31, 2021, our deferred commission costs, included within other assets, were $19.5 million, of which approximately $1.6 million and $3.4 million of commission expense was recognized during the three and six months ended June 30, 2022, respectively. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $19.3 million as of June 30, 2022. Impairments of deferred commission costs during the three and six months ended June 30, 2022, were not material.

NOTE 4. ACQUISITIONS, ASSET PURCHASES AND INVESTMENTS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range and customer base, or expanding our existing product lines. From time to time we may acquire small reference laboratory or radiology practices that we account for as either asset purchases or business combinations.

Asset Purchases and Investments

During the second quarter of 2022, we entered into two arrangements to license intellectual property for which we paid $50.0 million and accrued $30.0 million in subsequent payments. The $80.0 million in the aggregate was charged to research and development expense for these license rights. These two arrangements were treated as asset acquisitions under U.S. GAAP and resulted in the full amount being expensed to research and development expense as in-process research and development costs with no alternative future use. The acquisition of these licensing arrangements supports new instrument platform advancements. The expense was recorded in our CAG segment. We also purchased $25.0 million of preferred shares for a noncontrolling minority interest in one of these entities. We have elected to measure the investment as an equity security investment, under ASC 321, “Investment - Equity Securities,” and recorded the investment at cost. The investment is included in other long-term assets.

During the first quarter of 2022 we made a $10.0 million payment for a perpetual intellectual property license, which will be amortized over 10 years and included in our CAG segment.

Business Combinations

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

During the first quarter of 2021, we acquired the shares of a reference laboratory located in Switzerland for approximately $5.5 million in cash, including holdback and contingent payments of approximately $1.1 million. This acquisition expands our international reference laboratory presence and was accounted for as a business combination. The fair value of the assets acquired consists of approximately $4.3 million in intangible assets, primarily for customer relationships, which will be amortized over 9 years; approximately $1.8 million for goodwill, representing synergies within our broader CAG portfolio; and approximately $0.6 million of liabilities, including deferred taxes associated with the acquired intangible assets. Goodwill related to this acquisition is not deductible for tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our CAG segment since the acquisition date. The acquisition expenses were not material.
NOTE 5. SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units, and employee stock purchase rights awarded during the three and six months ended June 30, 2022, totaled $4.4 million and $55.4 million, respectively, as compared to $4.0 million and $48.3 million for the three and six months ended June 30, 2021, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding as of June 30, 2022, was $87.2 million, which will be recognized over a weighted average period of approximately 1.7 years. During the three and six months ended June 30, 2022, we recognized expenses of $12.3 million and $23.5 million, respectively, as compared to $9.6 million and $18.5 million for the three and six months ended June 30, 2021, respectively, related to share-based compensation.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Six Months Ended June 30,
	2022	2021

Share price at grant	$494.95	$542.57
Share price at exercise	$499.09	$546.43
Expected stock price volatility	30%	31%
Expected term, in years	6.4	6.2
Risk-free interest rate	2.0%	0.7%
Weighted average fair value of options granted	$167.25	$167.94
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

Accounts Receivable

The allowance for credit losses associated with accounts receivable was $8.0 million and $5.7 million as of June 30, 2022 and December 31, 2021, respectively. Accounts receivable reflected on the balance sheet is net of this reserve. Based on an aging analysis, as of June 30, 2022, approximately 92% of our accounts receivable had not yet reached the invoice due date and approximately 8% was considered past due, of which approximately 0.2% was greater than 60 days past due. As of December 31, 2021, approximately 90% of our accounts receivable had not yet reached the invoice due date and approximately 10% was considered past due, of which approximately 1.8% was greater than 60 days past due.

Contract assets and lease receivables

The allowance for credit losses associated with the contract assets and lease receivables was $4.9 million and $4.4 million as of June 30, 2022 and December 31, 2021, respectively. The assets reflected on the balance sheet are net of these reserves. Historically, we have experienced low credit loss rates on our customer commitment programs and lease receivables. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

NOTE 7. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The components of inventories were as follows:

(in thousands)	June 30, 2022	December 31, 2021

Raw materials	$85,297	$60,427
Work-in-process	30,735	26,397
Finished goods	216,533	182,206
Inventories	$332,565	$269,030

NOTE 8. LEASES

Maturities of operating lease liabilities were as follows:

(in thousands, except lease term and discount rate)	June 30, 2022

2022 (remainder of year)	$10,683
2023	23,714
2024	19,657
2025	15,502
2026	12,661
Thereafter	54,124
Total lease payments	136,341
Less imputed interest	(18,562)
Total	$117,779

Total minimum future lease payments for leases that have not commenced as of June 30, 2022, are approximately $8.1 million, and those leases will commence between 2022 and 2024.

Supplemental cash flow information for leases was as follows:

(in thousands)	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

Cash paid for amounts included in the measurement of operating leases liabilities	$12,110	$11,914
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations	$23,019	$24,427

NOTE 9. OTHER CURRENT AND LONG-TERM ASSETS

Other current assets consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021

Customer acquisition costs	$49,657	$48,942
Contract assets, net (1)	40,364	37,772
Prepaid expenses	36,287	41,997
Taxes receivable	19,854	19,464
Foreign currency exchange contracts	14,863	6,512
Deferred sales commissions	6,504	6,475
Other assets	15,471	12,661
Other current assets	$183,000	$173,823
(1) Contract assets, net, are net of allowances for credit loss. Refer to "Note 6. Credit Losses."

Other long-term assets consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021

Contract assets, net (1)	$138,776	$122,160
Customer acquisition costs	106,727	109,392
Deferred income taxes	40,548	24,784
Equity investments	30,250	5,250
Investment in long-term product supply arrangements	22,642	13,348
Deferred sales commissions	12,804	13,019
Taxes receivable	361	1,806
Other assets	46,445	40,641
Other long-term assets	$398,553	$330,400
(1) Contract assets, net, are net of allowances for credit loss. Refer to "Note 6. Credit Losses."
NOTE 10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021

Accrued expenses	$158,623	$133,978
Accrued employee compensation and related expenses	110,342	182,926
Accrued customer incentives and refund obligations	76,705	79,469
Accrued taxes	22,102	42,605
Current lease liabilities	19,738	19,931
Accrued liabilities	$387,510	$458,909

Other long-term liabilities consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021

Accrued taxes	$50,530	$56,466
Other accrued long-term expenses	19,247	14,475
Other long-term liabilities	$69,777	$70,941

NOTE 11. DEBT

Credit Facility

As of June 30, 2022, we had $611.0 million outstanding borrowings under our Credit Facility with a year-to-date weighted average effective interest rate of 1.6%. As of December 31, 2021, we had $73.5 million outstanding borrowings under our Credit Facility with a weighted average effective interest rate of 1.1%. As of June 30, 2022, we had a remaining borrowing availability of $387.6 million under our $1 billion Credit Facility. The funds available under the Credit Facility reflect a further reduction due to the issuance of letters of credit, which were issued in connection with our workers’ compensation policy, for $1.4 million.

The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3.5-to-1. As of June 30, 2022 and December 31, 2021, we were in compliance with the covenants of the Credit Facility.

Senior Notes

The following describes all of our currently outstanding unsecured senior notes issued and sold in private placements (collectively, the “Senior Notes”) as of June 30, 2022:

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

In February 2022, we paid off our $75.0 million 2022 Series A Notes with cash provided by operations and financing activities.

The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. As of June 30, 2022 and December 31, 2021, we were in compliance with the covenants of the Senior Note Agreements.

NOTE 12. REPURCHASES OF COMMON STOCK
We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three and six months ended June 30, 2022 and 2021 was not material.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrender:

(in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Shares repurchased in the open market	809	341	1,311	618
Shares acquired through employee surrender for statutory tax withholding	—	—	21	28
Total shares repurchased	809	341	1,332	646

Cost of shares repurchased in the open market	$313,455	$188,409	$576,238	$327,622
Cost of shares for employee surrenders	52	3	10,390	14,986
Total cost of shares	$313,507	$188,412	$586,628	$342,608

Average cost per share - open market repurchases	$387.78	$552.08	$439.63	$529.45
Average cost per share - employee surrenders	$369.63	$550.59	$504.60	$544.08
Average cost per share - total	$387.78	$552.08	$440.63	$530.07

NOTE 13. INCOME TAXES

Our effective income tax rate was 22.9% for the three months ended June 30, 2022, as compared to 19.5% for the three months ended June 30, 2021, the increase in the effective tax rate for the three months ended June 30, 2022, as compared to the same periods in the prior year, was primarily driven by higher taxes on international income and decreases in tax benefits related to share-based compensation.

Our effective income tax rate was 21.0% for the six months ended June 30, 2022, as compared to 17.3% for the six months ended June 30, 2021. The increase in our effective tax rate for the six months ended June 30, 2022, as compared to the same periods in the prior year, was primarily driven by decreases in tax benefits related to share-based compensation and higher taxes on international income.

The effective tax rate for the three months ended June 30, 2022, differed from the U.S. federal statutory tax rate of 21% primarily due to U.S. state income taxes, net of federal benefit, partially offset by tax benefits from share-based compensation.

The effective tax rate for the six months ended June 30, 2022, was equivalent to the U.S. federal statutory tax rate of 21%. The impact on the effective tax rate from U.S. state income taxes, net of federal benefit, was substantially offset by tax benefits from share-based compensation.

The effective tax rate for the three and six months ended June 30, 2021, differed from the U.S. statutory tax rate of 21% primarily due to tax benefits from share-based compensation.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, consisted of the following:

	For the Six Months Ended June 30, 2022
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax	Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized Gain (Loss) on Investments, Net of Tax	Foreign Currency Exchange Contracts	Euro-Denominated Notes	Cross Currency Swaps	Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2021	$(126)	$4,979	$422	$3,240	$—	$(61,999)	$(53,484)
Other comprehensive income (loss) before reclassifications	(42)	13,440	5,533	5,278	(5,056)	(27,804)	(8,651)
Reclassified from accumulated other comprehensive income	—	(5,830)	—	—	260	—	(5,570)
Balance as of June 30, 2022	$(168)	$12,589	$5,955	$8,518	$(4,796)	$(89,803)	$(67,705)

	For the Six Months Ended June 30, 2021
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax	Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized (Loss) Gain on Investments, Net of Tax	Foreign Currency Exchange Contracts	Euro-Denominated Notes	Cross Currency Swaps	Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2020	$(272)	$(9,934)	$(5,982)	$(2,159)	$—	$(35,268)	$(53,615)
Other comprehensive income (loss) before reclassifications	154	3,191	2,654	2,202	—	(7,246)	955
Reclassified from accumulated other comprehensive income	—	4,269	—	—	—	—	4,269
Balance as of June 30, 2021	$(118)	$(2,474)	$(3,328)	$43	$—	$(42,514)	$(48,391)

The following tables present components and amounts associated with cash flow hedges reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended June 30,		Amounts Reclassified from AOCI For the Six Months Ended June 30,
		2022	2021	2022	2021
Gain (loss) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$5,781	$(2,715)	$8,017	$(5,145)
	Tax expense (benefit)	1,577	(340)	2,187	(876)
	Gain (loss), net of tax	$4,204	$(2,375)	$5,830	$(4,269)

The following tables present components and amounts associated with pension reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended June 30,		Amounts Reclassified from AOCI For the Six Months Ended June 30,
		2022	2021	2022	2021
Gain (loss) on pension plans included in net income:
Pension plans	Cost of revenue and operating expenses	$(311)	$—	$(311)	$—
	Tax benefit	(51)	—	(51)	—
	Loss, net of tax	$(260)	$—	$(260)	$—
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

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Shares outstanding for basic earnings per share	83,922	85,325	84,164	85,427

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	83,922	85,325	84,164	85,427
Dilutive effect of share-based payment awards	936	1,329	1,058	1,367
	84,858	86,654	85,222	86,794

Certain awards and options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Weighted average number of shares underlying anti-dilutive awards	79	—	40	1
Weighted average number of shares underlying anti-dilutive options	284	135	248	102

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

Refer to “Note 8. Leases,” for more information regarding our lease commitments.

Contingencies

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could be higher or lower than our accruals. Except for the litigation matter described below, as of June 30, 2022, our accruals with respect to actual and threatened litigation were not material.

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

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases, those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and, based on our analysis of the nature of the risks involved, we believe that the fair value of potential indemnification under these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations as of June 30, 2022 and December 31, 2021.

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

The following is a summary of segment performance:

(in thousands)	For the Three Months Ended June 30,
	CAG	Water	LPD	Other	Consolidated Total
2022
Revenue	$784,087	$39,195	$29,889	$7,375	$860,546

Income from operations	$156,526	$17,920	$3,230	$1,390	$179,066
Interest expense, net					(7,983)
Income before provision for income taxes					171,083
Provision for income taxes					39,104
Net income					131,979
Less: Net income attributable to noncontrolling interest					—
Net income attributable to IDEXX Laboratories, Inc. stockholders					$131,979

2021
Revenue	$745,595	$37,191	$33,524	$9,832	$826,142

Income from operations	$234,735	$17,228	$6,868	$422	$259,253
Interest expense, net					(7,522)
Income before provision for income taxes					251,731
Provision for income taxes					49,125
Net income					202,606
Less: Net income attributable to noncontrolling interest					24
Net income attributable to IDEXX Laboratories, Inc. stockholders					$202,582

(in thousands)	For the Six Months ended June 30,
	CAG	Water	LPD	Other	Consolidated Total
2022
Revenue	$1,545,271	$75,566	$60,759	$15,499	$1,697,095

Income from operations	$379,651	$34,574	$9,967	$3,218	$427,410
Interest expense, net					(14,836)
Income before provision for income taxes					412,574
Provision for income taxes					86,630
Net income					325,944
Less: Net income attributable to noncontrolling interest					—
Net income attributable to IDEXX Laboratories, Inc. stockholders					$325,944

2021
Revenue	$1,438,362	$71,231	$72,794	$21,462	$1,603,849

Income from operations	$447,945	$32,000	$20,676	$6,254	$506,875
Interest expense, net					(15,054)
Income before provision for income taxes					491,821
Provision for income taxes					84,926
Net income					406,895
Less: Net income attributable to noncontrolling interest					56
Net income attributable to IDEXX Laboratories, Inc. stockholders					$406,839

Refer to “Note 3. Revenue Recognition” for a summary of disaggregated revenue by reportable segment and by major product and service category for the three and six months ended June 30, 2022 and 2021.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers in or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2022.

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

The amounts outstanding under our unsecured revolving credit facility (“Credit Facility” or “line of credit”) and senior notes (“long-term debt”) are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $765.0 million and $768.5 million, respectively, as of June 30, 2022, and $916.3 million and $850.7 million, respectively, as of December 31, 2021.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2022

Assets
Equity mutual funds (2)	$586	$—	$—	$586
Cross currency swaps (3)	$—	$11,179	$—	$11,179
Foreign currency exchange contracts (3)	$—	$16,799	$—	$16,799
Liabilities
Foreign currency exchange contracts (3)	$—	$5	$—	$5
Deferred compensation (4)	$586	$—	$—	$586
Contingent payments - acquisitions	$—	$—	$3,730	$3,730

(in thousands)
As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021

Assets
Money market funds (1)	$76	$—	$—	$76
Equity mutual funds (2)	$826	$—	$—	$826
Cross currency swaps (3)	$—	$4,256	$—	$4,256
Foreign currency exchange contracts (3)	$—	$6,512	$—	$6,512
Liabilities
Foreign currency exchange contracts (3)	$—	$601	$—	$601
Deferred compensation (4)	$826	$—	$—	$826
Contingent payments - acquisitions	$—	$—	$7,230	$7,230
(1)Money market funds with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of December 31, 2021 consisted of demand deposits. As of June 30, 2022, we did not have any money market funds outstanding.
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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate carrying value due to their short maturity.

Contingent Consideration

We have classified our liability for contingent consideration related to acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which includes the achievements of future revenues. The contingent consideration is included within other short-term liabilities.

We record changes in the estimated fair value of contingent consideration in the condensed consolidated statements of income. Changes in contingent consideration liabilities are measured at fair value on a recurring basis using unobservable inputs (Level 3) and during the six months ended June 30, 2022, are as follows:

(in thousands)	Fair Value

Contingent consideration as of December 31, 2021	$7,230
Payment of contingent consideration	(3,500)
Contingent consideration as of June 30, 2022	$3,730

During the second quarter of 2022, we determined that the $7.0 million contingent consideration associated with our ezyVet acquisition in the second quarter of 2021 would be earned based on revenue achievements obtained. The remainder of the contingent consideration is expected to be paid during the third quarter of 2022.
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

We recognize all hedging instruments on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Refer to “Note 14. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on our unaudited condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021.

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

We did not de-designate any instruments from hedge accounting treatment during either the three and six months ended June 30, 2022 or 2021. As of June 30, 2022, the estimated amount of net gains, net of tax, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $11.2 million if exchange rates do not fluctuate from the levels as of June 30, 2022.

We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $259.4 million and $286.7 million as of June 30, 2022 and December 31, 2021, respectively.

The following tables present the effect of cash flow hedge accounting on our unaudited condensed consolidated statements of income and comprehensive income, and provide information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)		Three Months Ended June 30,		Six Months ended June 30,
		2022	2021	2022	2021

Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$346,514	$336,834	$684,310	$643,759
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income		$5,781	$(2,715)	$8,017	$(5,145)

Net Investment Hedges, Euro-Denominated Notes

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded gains of $4.1 million and $5.5 million, net of tax, within AOCI as a result of this net investment hedge for the three and six months ended June 30, 2022, respectively, and losses of $1.0 million and gains of $2.7 million for the three and six months ended June 30, 2021, respectively. The related cumulative unrealized gain recorded as of June 30, 2022, will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or a portion of the hedge no longer qualifies for hedge accounting treatment. Refer to Note 13 to the consolidated financial statements included in our 2021 Annual Report for further information regarding the issuance of these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

We have entered into several cross currency swap contracts as a hedge of our net investment in foreign operations to offset foreign currency translation gains and losses on the net investment. These cross currency swaps have maturity dates beginning on June 30, 2023, through June 18, 2025. At maturity of the cross currency swap contracts, we will deliver the notional amount of €90.0 million and will receive approximately $104.5 million from the counterparties on June 30, 2023, and we will deliver the notional amount of €15 million and will receive approximately $17.5 million from the counterparties on June 18, 2025. The changes in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. During the three and six months ended June 30, 2022, we recorded gains of $4.3 million and $5.3 million, net of tax, respectively, within AOCI as a result of these net investment hedges, and losses of $1.1 million and gains of $2.2 million during the three and six months ended June 30, 2021, respectively. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $0.7 million and $1.4 million related to the excluded component as a reduction of interest expense for the three and six months ended June 30, 2022, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2021, respectively.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following derivative instruments, unless otherwise noted:

(in thousands)		Hedging Assets
		June 30, 2022	December 31, 2021

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$14,863	$6,512
Foreign currency exchange contracts	Other long-term assets	1,936	—
Cross currency swaps	Other long-term assets	11,179	4,256
Total derivative instruments presented as hedge instruments on the balance sheet		27,978	10,768
Gross amounts subject to master netting arrangements not offset on the balance sheet		(5)	(601)
Net amount		$27,973	$10,167

(in thousands)		Hedging Liabilities
		June 30, 2022	December 31, 2021

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$5	$601
Total derivative instruments presented as cash flow hedges on the balance sheet		5	601
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet (1)	Long-term debt	93,451	100,711
Total hedging instruments presented on the balance sheet		93,456	101,312
Gross amounts subject to master netting arrangements not offset on the balance sheet		(5)	(601)
Net amount		$93,451	$100,711
(1) Amounts represent reported carrying amounts of our foreign currency-denominated debt. Refer to “Note 18. Fair Value Measurements” for information regarding the fair value of our long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to, among other things, the impact of the COVID-19 pandemic; our expectations regarding LPD financial performance and supply chain and logistics challenges; our operations in Russia; future revenue growth rates; revenue recognition timing and amounts; business trends, earnings and other measures of financial performance; the effect of economic downturns on our business performance; projected impact of foreign currency exchange rates; demand for companion animal healthcare and our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending, the working capital and liquidity outlook; the projected impact of new accounting standards; critical accounting estimates; deductibility of goodwill; research and development expense estimate; and future commercial and operational efforts. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the adverse impact, and the duration, of the effects of the current war in Ukraine and the ongoing COVID-19 pandemic on our business, results of operations, liquidity, financial condition, and stock price, supply chain and logistics delays and disruptions, as well as the other matters described under the headings “Business,” “Risk Factors,” “Legal Proceedings,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosure About Market Risk” in our 2021 Annual Report and in the corresponding sections of this Quarterly Report on Form 10-Q, and for the quarter ended March 31, 2022, as well as those described from time to time in our other periodic reports filed with the SEC.

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

Effects of Certain Factors and Trends on Results of Operations

CAG Trends. The continued growth in demand for companion animal healthcare supported solid gains for CAG diagnostic products and services across regions, compared to very strong prior year demand levels. Average diagnostics revenues grew 6% at U.S. veterinary practices on a same-store basis in the second quarter, ahead of 3% growth in overall clinic revenues, reflecting continued expansion of demand for pet healthcare services. U.S. same-store clinical visits at veterinary practices declined 3% in the second quarter compared to prior year period clinical visit growth of 13%, which included benefits from increases in new pet ownership during the COVID-19 pandemic.

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

Supply Chain and Logistics Challenges. We believe that building and maintaining a well-managed and disciplined infrastructure have helped minimize impacts of the current supply chain constraints, including product and component availability issues, logistics challenges, including extended shipping periods and delays, and inflationary pressures that are currently occurring worldwide. Our proactive approach to managing our operational processes, including forward planning with a focus on working closely with our suppliers and logistics partners, has enabled us to maintain continued high levels of product and service availability and customer service. We continue to monitor these supply chain and logistics challenges, including potential fuel rationing and shortages, and have implemented mitigation strategies to adjust for, among other things, delayed shipments of products and components. Although we expect these challenges to continue during 2022, we believe we are well positioned to enable sustained high growth in our businesses going forward and to effectively manage the impacts of potentially relatively higher costs in certain areas to support these growth plans. However, there can be no assurance as to the duration or severity of the supply chain and logistics challenges or the effectiveness of our mitigating activities.

War in Ukraine / Russia Operations. Our operations in the Russia, Belarus and Ukraine region are limited. Our 2021 revenue from the region represented less than 1% of our 2021 consolidated revenue, and we have no manufacturing or significant supply arrangement in the region. After significantly scaling back our operations in Russia in the first quarter, including suspending sales of veterinary diagnostic equipment; promotional, marketing, and hiring activities; and new business development and related investments, we decided in June 2022, after careful consideration, to wind down and liquidate our sole Russian subsidiary, as well as our direct Russian operations, which consisted of marketing and selling diagnostic products for veterinary clinics in Russia. After we conclude the wind-down of our direct Russian operations, we anticipate that only a limited number of our products, which are important for human or animal healthcare, will continue to be sold in Russia pursuant to ongoing third-party distribution agreements. Some of our products are also sold in Belarus pursuant to ongoing third-party distribution agreements.

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

Critical Accounting Estimates and Assumptions

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022, are consistent with those discussed in our 2021 Annual Report in the section under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Assumptions.”

Recent Accounting Pronouncements

For more information regarding the impact that recent accounting standards and amendments will have on our consolidated financial statements, refer to Note 2 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three and six months ended June 30, 2022, as compared to the same periods for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

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

Results of Operations

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021

Total Company. The following table presents total Company revenue by operating segment:

	For the Three Months Ended June 30,
Net Revenue (dollars in thousands)	2022	2021	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$784,087	$745,595	$38,492	5.2%	(3.3%)	1.1%	7.3%
United States	532,626	486,252	46,374	9.5%	—	1.5%	8.1%
International	251,461	259,343	(7,882)	(3.0%)	(9.2%)	0.4%	5.7%

Water	39,195	37,191	2,004	5.4%	(3.5%)	—	8.9%
United States	19,533	17,747	1,786	10.1%	—	—	10.1%
International	19,662	19,444	218	1.1%	(6.7%)	—	7.8%

LPD	29,889	33,524	(3,635)	(10.8%)	(5.8%)	—	(5.0%)
United States	3,742	3,516	226	6.5%	—	—	6.5%
International	26,147	30,008	(3,861)	(12.9%)	(6.4%)	—	(6.4%)

Other	7,375	9,832	(2,457)	(25.0%)	1.9%	—	(26.9%)

Total Company	$860,546	$826,142	$34,404	4.2%	(3.3%)	1.0%	6.5%
United States	559,825	515,238	44,587	8.7%	—	1.4%	7.3%
International	300,721	310,904	(10,183)	(3.3%)	(8.6%)	0.3%	5.0%
(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in organic revenue was driven by volume gains in CAG Diagnostics recurring revenue, primarily in the U.S. Overall growth reflects higher realized prices and expanding demand for companion animal diagnostics globally. Our CAG Diagnostics instrument revenue reflects high placement volume this quarter. The higher revenue in our Water business was primarily due to the benefit of price increases and higher testing volumes. The decline in our LPD business was primarily due to lower demand for swine testing in China. Other revenues reflects lower OPTI COVID-19 PCR testing products and services in the U.S. The impact of foreign currency movements decreased total revenue growth by 3.3%, while acquisitions increased revenue growth by 1.0%.

    The following table presents total Company results of operations:

	For the Three Months Ended June 30,				Change
Total Company - Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$860,546		$826,142		$34,404	4.2%
Cost of revenue	346,514		336,834		9,680	2.9%
Gross profit	514,032	59.7%	489,308	59.2%	24,724	5.1%

Operating expenses:
Sales and marketing	130,257	15.1%	119,032	14.4%	11,225	9.4%
General and administrative	81,488	9.5%	73,326	8.9%	8,162	11.1%
Research and development	123,221	14.3%	37,697	4.6%	85,524	226.9%
Total operating expenses	334,966	38.9%	230,055	27.8%	104,911	45.6%
Income from operations	$179,066	20.8%	$259,253	31.4%	$(80,187)	(30.9%)

Gross Profit. Gross profit increased due to higher sales volumes and a 50 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to net price gains, the benefit of our reference laboratory productivity initiatives, and improved software services gross margins. The margin also increased due to comparisons to a prior year impairment charge related to rental assets in certain regions. These increases were offset by higher product, freight and distribution, and labor costs, including the impacts of inflation. The impact from foreign currency movements increased the gross profit margin by approximately 50 basis points, primarily from the impact of higher hedge gains in the current year as compared to hedge losses in the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs, including investments in our global commercial capability. General and administrative expense increased primarily due to higher personnel-related expense and increases in amortization and depreciation expense related to business acquisitions and capital investments. Research and development expense increased primarily due to expenses totaling $80 million for acquiring rights to use certain licensed technology under two separate intellectual property licensing arrangements. These licenses are being used for future product development. The overall change in foreign currency exchange rates decreased operating expenses growth by approximately 2%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Three Months Ended June 30,
Net Revenue (dollars in thousands)	2022	2021	Dollar Change	Reported Revenue Growth(1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth(1)

CAG Diagnostics recurring revenue:	$685,413	$661,300	$24,113	3.6%	(3.3%)	0.2%	6.8%
IDEXX VetLab consumables	266,079	256,352	9,727	3.8%	(4.1%)	—	7.9%
Rapid assay products	87,481	83,887	3,594	4.3%	(1.6%)	—	5.8%
Reference laboratory diagnostic and consulting services	304,130	293,675	10,455	3.6%	(3.0%)	0.4%	6.1%
CAG diagnostics services and accessories	27,723	27,386	337	1.2%	(4.4%)	—	5.7%
CAG Diagnostics capital - instruments	36,227	35,054	1,173	3.3%	(4.9%)	—	8.3%
Veterinary software, services and diagnostic imaging systems	62,447	49,241	13,206	26.8%	(1.1%)	13.8%	14.0%
Net CAG revenue	$784,087	$745,595	$38,492	5.2%	(3.3%)	1.1%	7.3%
(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase was driven by higher demand for companion animal diagnostics globally across modalities. The increase in CAG Diagnostics recurring revenue was primarily due to increased volumes in IDEXX VetLab consumables and reference laboratory diagnostic services, and higher realized prices. The impact of foreign currency movements decreased revenue growth by 3.3%. The impact of acquisitions increased revenue growth by 1.1%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher sales volumes, primarily of our Catalyst consumables and, to a lesser extent, ProCyte consumables, and higher price realization. These volume increases were supported by the expansion of our installed base of instruments, our expanded menu of available tests in certain regions, and high customer retention levels.

The increase in rapid assay revenue resulted from higher testing volume levels in the U.S., primarily from SNAP® 4Dx Plus, and higher price realization.
The increase in reference laboratory diagnostic and consulting services revenue was primarily due to higher testing volumes and price realization in our U.S. labs. Growth in other regions was moderately lower, with volume growth pressured by comparison to strong prior period demand levels, offset by higher realized prices.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the expansion of our active installed base of instruments.

CAG Diagnostics Capital – Instrument Revenue. The increase in instrument revenue was primarily due to strong premium instrument placements globally, including the successful global launch of the ProCyte One analyzer, to support increased diagnostic testing.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. Acquisitions increased revenue 13.8% as compared to the second quarter of 2021, with the purchase of ezyVet in June 2021. Excluding the impact of acquisitions, the increase in veterinary software and services revenue was primarily due to higher veterinary software system placements to continue the expansion in our active installed base, and higher realized prices on service offerings. The increase in our diagnostic imaging systems revenues was primarily due to increases in our active installed base resulting in higher service revenue, as well as higher realized prices.

The following table presents the CAG segment results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$784,087		$745,595		$38,492	5.2%
Cost of revenues	317,833		304,809		13,024	4.3%
Gross profit	466,254	59.5%	440,786	59.1%	25,468	5.8%

Operating expenses:
Sales and marketing	118,899	15.2%	109,151	14.6%	9,748	8.9%
General and administrative	72,079	9.2%	64,134	8.6%	7,945	12.4%
Research and development	118,750	15.1%	32,766	4.4%	85,984	262.4%
Total operating expenses	309,728	39.5%	206,051	27.6%	103,677	50.3%
Income from operations	$156,526	20.0%	$234,735	31.5%	$(78,209)	(33.3%)

Gross Profit. Gross profit increased primarily due to higher sales volume and a 40 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to net price gains, the benefit of our reference laboratory productivity initiatives, and improved software services gross margins. The margin also increased due to comparisons to a prior year impairment charge related to rental assets in certain regions. These increases were offset by increases in product, freight and distribution, and labor costs, including the impacts of inflation. The impact from foreign currency movements increased the gross profit margin by approximately 30 basis points, primarily from the impact of hedge gains in the current year as compared to hedge losses in the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs, including investments in our global commercial capability. General and administrative expense increased primarily due to higher personnel-related expense and increases in amortization and depreciation expense related to business acquisitions and capital investments. Research and development expense increased primarily due to expenses totaling $80 million for acquiring rights to use certain licensed technology under two separate intellectual property licensing arrangements. These licenses are being used for future product development. The overall change in foreign currency exchange rates decreased operating expenses by 2%.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$39,195		$37,191		$2,004	5.4%
Cost of revenue	11,836		11,444		392	3.4%
Gross profit	27,359	69.8%	25,747	69.2%	1,612	6.3%

Operating expenses:
Sales and marketing	4,711	12.0%	4,099	11.0%	612	14.9%
General and administrative	3,623	9.2%	3,384	9.1%	239	7.1%
Research and development	1,105	2.8%	1,036	2.8%	69	6.7%
Total operating expenses	9,439	24.1%	8,519	22.9%	920	10.8%
Income from operations	$17,920	45.7%	$17,228	46.3%	$692	4.0%

Revenue. The increase in revenue was due to higher realized prices and testing volumes, primarily in our Colilert test products and related accessories used in coliform and E. coli testing. Testing volumes were lower in the Asia-Pacific region largely due to COVID restrictions. The impact of foreign currency movements decreased revenue by approximately 3.5%.

Gross Profit. Gross profit increased due to higher sales volumes and a 60 basis point increase in the gross profit margin, which reflected a 230 basis point increase due to foreign currency movements, primarily from the impact of hedge gains in the current year compared to hedge losses in the prior year. The gross profit margin was decreased by higher freight and distribution costs and, to a lesser extent, higher product costs, partially offset by the net benefit of price gains.

Operating Expenses. Sales and marketing and research and development expenses increased primarily due to higher personnel-related costs. General and administrative expense increased primarily due to personnel-related cost and third-party services. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses of approximately 2%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$29,889		$33,524		$(3,635)	(10.8%)
Cost of revenue	12,893		13,998		(1,105)	(7.9%)
Gross profit	16,996	56.9%	19,526	58.2%	(2,530)	(13.0%)

Operating expenses:
Sales and marketing	6,216	20.8%	5,142	15.3%	1,074	20.9%
General and administrative	4,532	15.2%	4,271	12.7%	261	6.1%
Research and development	3,018	10.1%	3,245	9.7%	(227)	(7.0%)
Total operating expenses	13,766	46.1%	12,658	37.8%	1,108	8.8%
Income from operations	$3,230	10.8%	$6,868	20.5%	$(3,638)	(53.0%)

Revenue. The decrease in LPD revenues was primarily due to lower demand for diagnostic testing in China. Beginning during the second quarter of 2021, and continuing through the second quarter of 2022, we experienced lower livestock testing volumes in China, as changes in disease management approaches, low pork prices, and changes in government requirements related to live animal imports and livestock infectious disease programs unfavorably impacted testing volumes, in comparison to high prior-year demand for African Swine Fever testing. The decrease in revenue was partially offset by moderate growth, including benefits from higher price gains in other regions. The unfavorable impact of foreign currency movements decreased revenues by 5.8%.

Gross Profit. Gross profit decreased due to lower sales volumes and a 130 basis point decrease in the gross profit margin. The gross profit margin decreased as a result of higher distribution and freight charges, higher product costs, and investments in our bovine laboratory services. The decrease in the gross profit margin was partially offset by the impact from foreign currency movements, which increased the gross profit margin by approximately 400 basis points, primarily from the impact of hedge gains in the current year compared to hedge losses in the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to increases in personnel-related costs and product marketing costs. General and administrative expenses increased primarily due to higher bad debt expense and higher personnel-related costs. Research and development expense decreased primarily due to lower personnel-related costs. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses of approximately 4%.

Other

The following table presents the Other results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$7,375		$9,832		$(2,457)	(25.0%)
Cost of revenue	3,952		6,583		(2,631)	(40.0%)
Gross profit	3,423	46.4%	3,249	33.0%	174	5.4%

Operating expenses:
Sales and marketing	431	5.8%	640	6.5%	(209)	(32.7%)
General and administrative	1,254	17.0%	1,537	15.6%	(283)	(18.4%)
Research and development	348	4.7%	650	6.6%	(302)	(46.5%)
Total operating expenses	2,033	27.6%	2,827	28.8%	(794)	(28.1%)
Income from operations	$1,390	18.8%	$422	4.3%	$968	229.4%

Revenue. The decrease in revenue was primarily due to lower OPTI COVID-19 PCR testing products and services in the U.S., and lower OPTI Medical consumables revenue due to COVID-19 restrictions in Asia and Latin America. The impact of foreign currency movements increased revenue by 1.9%.

Gross Profit. The increase in gross profit and the 1,340 basis point increase in the gross profit margin were primarily due to lower costs of our testing products and services, including the benefit from the comparison to write-downs of excess COVID-19 testing inventory in the prior period. This increase was partially offset by higher freight and distribution costs. The overall change in foreign currency exchange rates had an immaterial impact on gross profit.

Operating Expenses. Sales and marketing expense decreased primarily due to lower personnel-related costs. General and administrative expense decreased primarily due to lower bad debt expense. Research and development expense decreased primarily due to lower project costs compared to investments in the development of the OPTI COVID-19 PCR test during the prior year.

Non-Operating Items

Interest Expense. Interest expense was $8.3 million for the three months ended June 30, 2022, as compared to $7.6 million for the same period in the prior year. The increase in interest expense was primarily the result of higher average debt levels.

Provision for Income Taxes. Our effective income tax rate was 22.9% for the three months ended June 30, 2022, as compared to 19.5% for the three months ended June 30, 2021. The increase in our effective tax rate was primarily driven by higher taxes on international income and decreases in tax benefits related to share-based compensation.

Results of Operations

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021

Total Company. The following table presents total Company revenue by operating segment:

	For the Six Months Ended June 30,
Net Revenue (dollars in thousands)	2022	2021	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$1,545,271	$1,438,362	$106,909	7.4%	(2.6%)	1.3%	8.7%
United States	1,032,392	930,662	101,730	10.9%	—	1.8%	9.1%
International	512,879	507,700	5,179	1.0%	(7.3%)	0.4%	7.9%

Water	75,566	71,231	4,335	6.1%	(2.6%)	—	8.7%
United States	37,364	34,315	3,049	8.9%	—	—	8.9%
International	38,202	36,916	1,286	3.5%	(5.0%)	—	8.5%

LPD	60,759	72,794	(12,035)	(16.5%)	(3.8%)	—	(12.7%)
United States	7,602	7,264	338	4.7%	—	—	4.7%
International	53,157	65,530	(12,373)	(18.9%)	(4.1%)	—	(14.8%)

Other	15,499	21,462	(5,963)	(27.8%)	0.7%	—	(28.5%)

Total Company	$1,697,095	$1,603,849	$93,246	5.8%	(2.6%)	1.2%	7.2%
United States	1,085,731	987,876	97,855	9.9%	—	1.7%	8.2%
International	611,364	615,973	(4,609)	(0.7%)	(6.7%)	0.3%	5.6%
(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in organic revenues was driven by solid volume gains in CAG Diagnostics recurring revenue, primarily in the U.S. Overall growth reflects continued demand for companion animal diagnostics globally, as well as higher realized prices. Our CAG Diagnostics instrument revenue reflects strong placement volume for the first half of the year. The higher revenue in our Water business was primarily due to the benefit of price increases and higher testing volumes. The decline in our LPD business was primarily due to lower demand for swine testing in China. Other revenues reflect lower OPTI COVID-19 PCR testing products. The impact of acquisitions increased total revenue growth by 1.2% while the impact of currency movements decreased total revenue growth by 2.6%.

The following table presents total Company results of operations:

	For the Six Months Ended June 30,				Change
Total Company - Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$1,697,095		$1,603,849		$93,246	5.8%
Cost of revenue	684,310		643,759		40,551	6.3%
Gross profit	1,012,785	59.7%	960,090	59.9%	52,695	5.5%

Operating expenses:
Sales and marketing	262,549	15.5%	233,843	14.6%	28,706	12.3%
General and administrative	159,437	9.4%	144,096	9.0%	15,341	10.6%
Research and development	163,389	9.6%	75,276	4.7%	88,113	117.1%
Total operating expenses	585,375	34.5%	453,215	28.3%	132,160	29.2%
Income from operations	$427,410	25.2%	$506,875	31.6%	$(79,465)	(15.7%)

Gross Profit. Gross profit increased due to higher sales volumes, moderated by a 20 basis point decrease in the gross profit margin. The decrease in the gross profit margin reflects higher product, freight and distribution, and labor costs across our segments. These decreases were partially offset by net price gains and the improved software services gross margins, as well as the benefit of our reference laboratory productivity initiatives, which helped to offset the effects of inflation on our gross margins. The margin also benefited due to comparisons to a prior year impairment charge related to rental assets in certain regions. The impact from foreign currency movements increased the gross profit margin by approximately 40 basis points, primarily from the impact of hedge gains in the current year as compared to hedge losses in the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs, including investments in our global commercial capability, as well as travel costs. General and administrative expense increased primarily due to higher personnel-related expense, increases in amortization and depreciation expense related to business acquisitions and capital investments. Research and development expense increased primarily due to expenses totaling $80 million for acquiring rights to use certain licensed technology under two separate intellectual property licensing arrangements. The overall change in foreign currency exchange rates decreased operating expenses growth by approximately 2%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Six Months Ended June 30,
Net Revenue (dollars in thousands)	2022	2021	Dollar Change	Reported Revenue Growth(1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth(1)

CAG Diagnostics recurring revenue:	$1,350,223	$1,278,580	$71,643	5.6%	(2.6%)	0.2%	8.0%
IDEXX VetLab consumables	533,252	502,444	30,808	6.1%	(3.3%)	—	9.5%
Rapid assay products	162,000	153,498	8,502	5.5%	(1.3%)	—	6.9%
Reference laboratory diagnostic and consulting services	599,205	569,456	29,749	5.2%	(2.3%)	0.5%	7.0%
CAG diagnostics services and accessories	55,766	53,182	2,584	4.9%	(3.6%)	—	8.4%
CAG Diagnostics capital - instruments	73,224	66,244	6,980	10.5%	(4.3%)	—	14.8%
Veterinary software, services and diagnostic imaging systems	121,824	93,538	28,286	30.2%	(0.8%)	17.3%	13.7%
Net CAG revenue	$1,545,271	$1,438,362	$106,909	7.4%	(2.6%)	1.3%	8.7%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding

CAG Diagnostics Recurring Revenue. The increase was driven by expanding demand for companion animal diagnostics globally across modalities. The increase in CAG Diagnostics recurring revenue was primarily due to increased volumes in IDEXX VetLab consumables and reference laboratory diagnostic services, and higher realized prices. The impact of currency movements decreased revenue growth by 2.6%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher sales volumes, primarily of our Catalyst consumables and, to a lesser extent, ProCyte consumables, and higher price realization. These volume increases were supported by the expansion of our installed base of instruments, our expanded menu of available tests in certain regions, and high customer retention levels.

The increase in rapid assay revenue resulted primarily from higher price realization and higher clinic testing levels, primarily from SNAP® 4Dx Plus.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to higher testing volumes and price realization in our U.S. labs. Growth in other regions was primarily due to higher price realization, partially offset by moderately lower international volumes as compared to strong prior period growth levels. Acquisitions increased revenue growth by 0.5%.

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

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. Acquisitions increased revenue growth by 17.3%. Excluding the impact of acquisitions, the increase in veterinary software and services revenue was primarily due to higher veterinary software system placements to continue the expansion of our active installed base, and higher realized prices on service offerings. The increase in our diagnostic imaging systems revenues was primarily due to increases in our active installed base resulting in higher service revenue, as well as higher realized prices.

The following table presents the CAG segment results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$1,545,271		$1,438,362		$106,909	7.4%
Cost of revenue	629,918		584,702		45,216	7.7%
Gross profit	915,353	59.2%	853,660	59.3%	61,693	7.2%

Operating expenses:
Sales and marketing	240,559	15.6%	213,442	14.8%	27,117	12.7%
General and administrative	140,960	9.1%	127,038	8.8%	13,922	11.0%
Research and development	154,183	10.0%	65,235	4.5%	88,948	136.4%
Total operating expenses	535,702	34.7%	405,715	28.2%	129,987	32.0%
Income from operations	$379,651	24.6%	$447,945	31.1%	$(68,294)	(15.2%)

Gross Profit. Gross profit increased primarily due to higher sales volume, moderated by a 10 basis point decrease in the gross profit margin. The decrease in the gross profit margin reflects higher product and service costs and higher freight and distribution costs. These decreases were partially offset by recurring revenue net price gains and improved software services gross margins, as well as the benefit of our reference laboratory productivity initiatives, which helped to offset the effects of inflation on our gross margins. The margin also benefited from comparisons to a prior year impairment charge related to rental assets in certain regions. The impact from foreign currency movements increased the gross profit margin by approximately 20 basis points, primarily from the impact of hedge gains in the current year as compared to hedge losses in the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs, including investments in our global commercial capability, as well as travel costs. General and administrative expense increased primarily due to higher personnel-related expense and increases in amortization and depreciation expense related to business acquisitions and capital investments. Research and development expense increased primarily due to expenses totaling $80 million for acquiring rights to use certain licensed technology under two separate intellectual property licensing arrangements. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth by approximately 2%.

Water

The following table presents the Water segment results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$75,566		$71,231		$4,335	6.1%
Cost of revenue	22,470		22,019		451	2.0%
Gross profit	53,096	70.3%	49,212	69.1%	3,884	7.9%

Operating expenses:
Sales and marketing	9,309	12.3%	8,457	11.9%	852	10.1%
General and administrative	6,905	9.1%	6,620	9.3%	285	4.3%
Research and development	2,308	3.1%	2,135	3.0%	173	8.1%
Total operating expenses	18,522	24.5%	17,212	24.2%	1,310	7.6%
Income from operations	$34,574	45.8%	$32,000	44.9%	$2,574	8.0%

Revenue. The increase in our Water business reflects higher realized prices and testing volumes, primarily in our Colilert test products and related accessories used in coliform and E. coli testing. Testing volumes were lower in the Asia-Pacific region primarily due to COVID restrictions. The impact of currency movements decreased revenue growth by 2.6%.

Gross Profit. Gross profit increased due to higher sales volumes and a 120 basis point increase in the gross profit margin, which reflected an approximately 190 basis point increase due to foreign currency movements, primarily from the impact of hedge gains in the current year compared to hedge losses in the prior year. The gross profit margin decreased primarily due to higher distribution and freight costs, partially offset by higher realized prices.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs and higher travel expense. General and administrative expense increased primarily due to higher personnel-related costs and third-party services. Research and development expense increased primarily due to third-party services. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth of less than 2%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$60,759		$72,794		$(12,035)	(16.5%)
Cost of revenue	24,216		26,387		(2,171)	(8.2%)
Gross profit	36,543	60.1%	46,407	63.8%	(9,864)	(21.3%)

Operating expenses:
Sales and marketing	11,784	19.4%	10,680	14.7%	1,104	10.3%
General and administrative	8,693	14.3%	8,579	11.8%	114	1.3%
Research and development	6,099	10.0%	6,472	8.9%	(373)	(5.8%)
Total operating expenses	26,576	43.7%	25,731	35.3%	845	3.3%
Income from operations	$9,967	16.4%	$20,676	28.4%	$(10,709)	(51.8%)

Revenue. Revenues decreased primarily due to lower demand for diagnostic testing in China. Beginning during the second quarter of 2021, and continuing through the first half of 2022, we experienced lower livestock testing volumes in China, as changes in disease management approaches, low pork prices, and changes in government requirements related to the live animal imports and livestock infectious disease programs impacted testing volumes, in comparison to high prior-year demand for African Swine Fever testing. The decrease in revenue was partially offset by moderately higher price gains in other regions. The unfavorable impact of foreign currency movements decreased revenue growth by 3.8%.

Gross Profit. The decrease in gross profit was primarily due to lower sales volumes and a 370 basis point decrease in the gross profit margin. The decrease in the gross profit margin is primarily due to higher freight and distribution charges, higher product costs, investments in our bovine laboratory services, and the unfavorable overall mix impacts largely from lower African Swine Fever testing. The decrease in the gross profit margin was partially offset by the impact from foreign currency movements, which increased gross profit margin by approximately 310 basis points, primarily from the impact of hedge gains in the current year compared to hedge losses in the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to increases in product marketing costs, personnel-related costs, and travel costs. Research and development expense decreased primarily due to lower personnel-related costs. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth of approximately 3%.

Other

The following table presents the Other results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$15,499		$21,462		$(5,963)	(27.8%)
Cost of revenue	7,706		10,651		(2,945)	(27.6%)
Gross profit	7,793	50.3%	10,811	50.4%	(3,018)	(27.9%)

Operating expenses:
Sales and marketing	897	5.8%	1,264	5.9%	(367)	(29.0%)
General and administrative	2,879	18.6%	1,859	8.7%	1,020	54.9%
Research and development	799	5.2%	1,434	6.7%	(635)	(44.3%)
Total operating expenses	4,575	29.5%	4,557	21.2%	18	0.4%
Income from operations	$3,218	20.8%	$6,254	29.1%	$(3,036)	(48.5%)

Revenue. The decrease in revenue was primarily due to lower OPTI COVID-19 PCR testing products and services in the U.S. and lower OPTI Medical consumables revenue related to COVID-19 restrictions in Asia and Latin America. The impact of foreign currency movements increased revenue by 0.7%.

Gross Profit. The decrease in gross profit was primarily due to lower sales volume and a gross profit margin decrease of 10 basis points, primarily due to higher freight and distribution costs, partially offset by lower costs for our testing products and services, including the benefit from the comparison to write-downs of excess COVID-19 testing inventory in the prior period. The overall change in foreign currency exchange rates had an immaterial impact on gross profit.

Operating Expenses. Sales and marketing expense decreased primarily due to lower personnel-related costs. General and administrative expense increased primarily due to higher foreign exchange losses on settlements of foreign currency denominated transactions, as compared to the prior year, as well as higher estimated bad debt expense. Foreign exchange losses on settlements for all operating segments are reported within our Other segment. Research and development expense decreased primarily due to lower COVID-19 related project costs compared to the prior year.

Non-Operating Items

Interest Expense. Interest expense was $15.3 million for the six months ended June 30, 2022, as compared to $15.2 million for the same period in the prior year.

Provision for Income Taxes. Our effective income tax rate was 21.0% for the six months ended June 30, 2022, as compared to 17.3% for the six months ended June 30, 2021. The increase in our effective tax rate, as compared to the same period in the prior year, was primarily driven by decreases in tax benefits related to share-based compensation and higher taxes on international income.

Liquidity and Capital Resources

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. As of June 30, 2022, we had $114.4 million of cash and cash equivalents, as compared to $144.5 million as of December 31, 2021. Working capital totaled negative $123.7 million as of June 30, 2022, as compared to $192.1 million as of December 31, 2021. The change in working capital is primarily due to the borrowings under our Credit Facility. As of June 30, 2022, we had borrowing availability of $387.6 million under our $1 billion Credit Facility, with $611.0 million outstanding borrowings on the Credit Facility. The general availability of funds under our Credit Facility is reduced by $1.4 million for outstanding letters of credit. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for at least the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example to fund significant discretionary activities, we could elect to raise capital in the U.S. through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and marketable securities are generally available without restrictions to fund ordinary business operations outside the U.S.
The following table presents cash, cash equivalents, and marketable securities held domestically and by our foreign subsidiaries:

Cash, cash equivalents and marketable securities (in thousands)	June 30, 2022	December 31, 2021

U.S.	$3,260	$2,632
Foreign	111,101	141,822
Total	$114,361	$144,454

Total cash, cash equivalents, and marketable securities held in U.S. dollars by our foreign subsidiaries	$8,558	$6,245
Of the $114.4 million of cash and cash equivalents held as of June 30, 2022, greater than 99% was held as bank deposits. Cash and cash equivalents at June 30, 2022, included approximately USD $4.8 million of cash held in countries with currency control restrictions, which limit our ability to transfer funds outside of the country in which they are held. The currency control restricted cash is generally available for use within the country where it is held.

During the second quarter of 2022, we decided to wind down and liquidate our sole Russian subsidiary, as well as its direct Russian operations, which consisted of marketing and selling diagnostic products for veterinary clinics in Russia. As a result of this decision, we adopted the liquidation basis of accounting for this subsidiary. Substantially all assets other than cash were fully impaired because we believe the carrying amounts are not recoverable. We also accrued estimated costs that we expect to incur through the end of liquidation. These adjustments are not material to our balance sheet and are recorded as operating activities in our unaudited condensed consolidated statements of cash flow. Our direct Russian operations were not material to our financial statements and are not considered discontinued operations.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021

Days sales outstanding (1)	43.2	42.0	42.4	42.7	42.2
Inventory turns (2)	1.5	1.6	2.0	1.9	2.1
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

The decrease in inventory turns over the current year is a result of larger inventory on-hand, as we have increased inventory to sustain levels of product availability, as well as higher inventory related to our new ProCyte One analyzer.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Six Months Ended June 30,
(in thousands)	2022	2021	Dollar Change

Net cash provided by operating activities	$180,556	$358,377	$(177,821)
Net cash used by investing activities	(96,924)	(199,250)	102,326
Net cash used by financing activities	(105,387)	(309,868)	204,481
Net effect of changes in exchange rates on cash	(8,337)	(1,053)	(7,284)
Net change in cash and cash equivalents	$(30,092)	$(151,794)	$121,702

Operating Activities. The decrease in cash provided by operating activities of $177.8 million was driven primarily by a decrease in net income as a result of research and development investments, and changes in other assets and liabilities, as well as inventory. The following table presents cash flow impacts from changes in operating assets and liabilities:

	For the Six Months Ended June 30,
(in thousands)	2022	2021	Dollar Change

Accounts receivable	$(53,794)	$(50,721)	$(3,073)
Inventories	(49,349)	(20,412)	(28,937)
Accounts payable	(6,735)	3,812	(10,547)
Deferred revenue	(2,344)	(5,037)	2,693
Other assets and liabilities	(94,729)	(55,162)	(39,567)
Total change in cash due to changes in operating assets and liabilities	$(206,951)	$(127,520)	$(79,431)

Cash used increased due to changes in operating assets and liabilities during the six months ended June 30, 2022, as compared to the same period in the prior year, by approximately $79.4 million. Cash used for inventory in the current period, as compared to the prior period, was higher primarily to support increasing demand, and to mitigate potential supply-chain impacts. The increase of cash used for other asset and liabilities was primarily due to payroll timing and lower non-cash operating expenses recorded as accrued liabilities, as compared to the same period in the prior year.

We have historically experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

During the second quarter of 2022, we entered into two arrangements to license intellectual property. Under one arrangement we paid $45.0 million and expect to issue subsequent milestone payments during 2022 of $10.0 million. Under the second arrangement, we paid $25.0 million for an equity investment and $5.0 million for license rights, with expected subsequent milestone payments of $20.0 million. The $25 million paid for the equity investment is reflected in investing activities, while the $50 million paid during the quarter to license intellectual property is reflected in operating activities.

Investing Activities. Cash used by investing activities was $96.9 million for the six months ended June 30, 2022, as compared to $199.3 million for the same period in the prior year. The decrease in cash used by investing activities was primarily due to the acquisition of ezyVet in the prior year, partially offset by an equity investment and the acquisition of an intangible asset during the second quarter of 2022.

Our outlook for full year capital spending is approximately $180.0 million for 2022.

Financing Activities. Cash used by financing activities was $105.4 million for the six months ended June 30, 2022, as compared to $309.9 million of cash used for the same period in the prior year. The decrease in cash used by financing activities was due to a $537.5 million increase in borrowings under our Credit Facility, partially offset by $252.3 million in additional repurchases of our common stock in the current period as compared to the same period in the prior year. Cash was also used to pay off our $75.0 million 2022 Series A Notes when due and payable on February 14, 2022.

Cash used to repurchase shares of our common stock increased $252.3 million during the six months ended June 30, 2022. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders, and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. Refer to Note 12 to the unaudited condensed consolidated financial statements in Part I. Item 1. of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Under our Credit Facility, the net borrowing activity during the six months ended June 30, 2022, as compared to the same period in the prior year, increased $537.5 million. As of June 30, 2022, we had $611.0 million outstanding borrowings under the Credit Facility. The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness, and a change of control default.

The Credit Agreement contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The financial covenant is a consolidated leverage ratio test.

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

Financial Covenant. The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, non-recurring transaction expenses incurred in connection with acquisitions, share-based compensation expense, and certain other non-cash losses and charges (“Adjusted EBITDA”) not to exceed 3.5-to-1. As of June 30, 2022, we were in compliance with such covenant. The following details our consolidated leverage ratio calculation:

(in thousands)	Twelve Months ended
Trailing 12 Months Adjusted EBITDA:	June 30, 2022

Net income attributable to stockholders (as reported)	$663,950
Interest expense	29,924
Provision for income taxes	159,514
Depreciation and amortization	108,795
Acquisition-related expense	3,008
Share-based compensation expense	42,786
Extraordinary and other non-recurring non-cash charges	1,353
Adjusted EBITDA	$1,009,330

(dollars in thousands)
Debt to Adjusted EBITDA Ratio:	June 30, 2022

Line of credit	$611,000
Current and long-term portions of long-term debt	767,995
Total debt	1,378,995
Acquisition-related contingent consideration payable	7,144
Financing leases	8
Deferred financing costs	456
Gross debt	$1,386,603
Gross debt to Adjusted EBITDA ratio	1.37

Less: Cash and cash equivalents	$114,362
Net debt	$1,272,241
Net debt to Adjusted EBITDA ratio	1.26

Adjusted EBITDA, gross debt, net debt, gross debt to Adjusted EBITDA ratio, and net debt to Adjusted EBITDA ratio are non-GAAP financial measures which should be considered in addition to, and not as a replacement for, financial measures presented according to U.S. GAAP. Management believes that reporting these non-GAAP financial measures provides supplemental analysis to help investors further evaluate our business performance and available borrowing capacity under our Credit Facility.

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies, and guarantees as of June 30, 2022, are described in Note 16 to the unaudited condensed consolidated financial statements in Part I. Item 1. of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Impacts. Approximately 21% and 22% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies for the three and six months ended June 30, 2022, respectively, as compared to 22% and 23% for the three and six months ended June 30, 2021, respectively. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated costs and expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. dollar denominated revenues.

Our foreign currency exchange impacts are comprised of three components: 1) local currency revenues and expenses; 2) the impact of hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. Based on projected revenues and expenses for the remainder of 2022, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1% strengthening of the U.S. dollar would reduce revenue by approximately $5 million and operating income by approximately $3 million. Additionally, we project our foreign currency hedge contracts in place as of June 30, 2022, would result in incremental offsetting gains of approximately $1 million in operating income. The impact of the intercompany and trade balances, and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have on such balances.

At our current foreign currency exchange rate assumptions, we anticipate the effect of a stronger U.S. dollar for the remainder of the year, as compared to the respective prior-year period, will have a unfavorable impact on our operating results by decreasing our revenues, operating profit, and diluted earnings per share for the remainder of the year ending December 31, 2022, by approximately $69 million, $13 million, and $0.12 per share, respectively. This unfavorable year-over-year currency impact includes foreign currency hedging activity, which is expected to increase our total operating profit by approximately $20 million and $0.18 per share for the remainder of the year ended December 31, 2022. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimates assume that the value of the U.S. dollar will reflect the euro at $1.00, the British pound at $1.18, the Canadian dollar at $0.76, and the Australian dollar at $0.67; and the Japanese yen at ¥139, the Chinese renminbi at RMB 6.79, and the Brazilian real at R$5.40 relative to the U.S. dollar for the remainder of 2022.

The following table presents the estimated foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share for the current period and as compared to the respective prior-year period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021

Revenue impact	$(27,597)	$25,280	$(42,661)	$44,714

Operating profit impact, excluding hedge activity and exchange impacts on settlement of foreign currency denominated transactions	$(14,769)	$14,169	$(22,708)	$25,930
Hedge gains (losses) - current period	5,781	(2,715)	8,017	(5,145)
Exchange (losses) on settlements of foreign currency denominated transactions - current period	(832)	(854)	(1,607)	(924)
Operating profit impact - current period	$(9,820)	$10,600	$(16,298)	$19,861

Hedge losses (gains) - prior period	2,715	(1,812)	5,145	(3,153)
Exchange losses (gains) on settlement of foreign currency denominated transactions - prior period	854	(799)	924	1,108
Operating profit impact - as compared to prior period	$(6,251)	$7,989	$(10,229)	$17,816

Diluted earnings per share impact - as compared to prior period	$(0.06)	$0.07	$(0.10)	$0.16

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I. Item 1A. Risk Factors” in our 2021 Annual Report, and the risk factor below, which supplements and should be read in conjunction with the risk factors disclosed in our 2021 Annual Report, any and all of which could materially affect our business, financial condition, or future results. Except as described below in this Item 1A., there have been no material changes from the risk factors previously disclosed in the 2021 Annual Report. The risks described below and in our 2021 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

The current war in Ukraine may adversely affect our business, financial condition, and results of operations

Since our business is global in nature, political, economic, and other conditions in foreign countries and regions, including geopolitical risks, such as the current war between Russia and Ukraine, may adversely affect our business, financial condition, and results of operations.

Our operations in the Russia, Belarus and Ukraine region are limited. Our 2021 revenue from the region represented less than 1% of our 2021 consolidated revenue, and we have no manufacturing or significant supply arrangement in the region. After significantly scaling back our operations in Russia in the first quarter, including suspending sales of veterinary diagnostic equipment; promotional, marketing, and hiring activities; and new business development and related investments, we decided in June 2022, after careful consideration, to wind down and liquidate our sole Russian subsidiary, as well as our direct Russian operations, which consisted of marketing and selling diagnostic products for veterinary clinics in Russia.

After we conclude the wind-down of our direct Russian operations, we anticipate that only a limited number of our products, which are important for human or animal healthcare, will continue to be sold in Russia pursuant to ongoing third-party distribution agreements. Some of our products are also sold in Belarus pursuant to ongoing third-party distribution agreements. These limited operations in the region have been affected by sanctions and other economic, financial and export restrictions imposed by various governments. The broader consequences of this war, which may include further sanctions, embargoes, regional instability, potential retaliatory action by sanctioned governments against companies (including us), increased tensions between the United States and countries in which we operate, and the extent of the war’s effect on our business and results of operations, as well as the global economy, cannot be predicted.

In addition, this war may also heighten other risks disclosed in our 2021 Annual Report, any of which could materially and adversely affect our business, financial condition, and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, supply chain disruptions, fuel supply shortages and/or rationing, increased cyberattack and cybersecurity risks, adverse changes in international trade policies and relations, regulatory enforcement, our ability to implement and execute our business strategy, our exposure to foreign currency fluctuations, reputational risk, and volatility or disruption in the capital markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

April 1 to April 30, 2022	159,346		$498.22	159,346	4,330,474
May 1 to May 31, 2022	321,860		$369.86	321,860	4,008,614
June 1 to June 30, 2022	327,272		$351.62	327,131	3,681,483
Total	808,478	(2)		808,337	3,681,483

(1)On August 13, 1999, our Board of Directors approved and announced the repurchase of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The authorization has been increased by the Board of Directors on numerous occasions; most recently, on February 12, 2020, the maximum level of shares that may be repurchased under the program was increased from 68 million to 73 million shares. There is no specified expiration date for this share repurchase program. There were no other repurchase programs outstanding during the three months ended June 30, 2022, and no share repurchase programs expired during the period. There were 808,337 share repurchases made during the three months ended June 30, 2022, in transactions made pursuant to our share repurchase program.

(2)During the three months ended June 30, 2022, we received 141 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

The total shares repurchased include shares surrendered for employee statutory tax withholding. Refer to Note 12 to the unaudited condensed consolidated financial statements in Part I. Item 1. of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Item 6. Exhibits

Exhibit No.	Description

3.2	Amended and Restated By-Laws of the Company (filed as Exhibit No. 3.2 to Current Report on Form 8-K filed July 15. 2022, File No. 0-19271, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial and related information from IDEXX Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: August 2, 2022	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)