Form 10-Q
period 2022-09-30
IDEXX LABORATORIES INC /DE
filed 2022-11-01
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 82,816,957 on October 28, 2022.

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

    In order to aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term / Abbreviation	Definition

AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAG	Companion Animal Group, a reporting segment that provides veterinarians diagnostic products and services and information management solutions that enhance the health and well-being of pets
Credit Facility	Our senior unsecured credit facility, as in effect on the relevant date, including (i) our $1 billion revolving credit facility, also referred to as line of credit, and (ii) on or after October 20, 2022, our $250 million three-year term loan
Clinical visits	The reason for the visit involves an interaction between a clinician and a pet
FASB	U.S. Financial Accounting Standards Board
LIBOR	London Interbank Offered-Rate
LPD	Livestock, Poultry and Dairy, a reporting segment that provides diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve producer efficiency
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

Organic revenue growth	A non-GAAP financial measure and represents the percentage change in revenue, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies.
PCR	Polymerase chain reaction, a technique used to amplify small segments of DNA
Reported revenue growth	Represents the percentage change in revenue reported in accordance with U.S. GAAP, as compared to the same period in the prior year
SaaS	Software-as-a-service
SEC	U.S. Securities and Exchange Commission
Senior Note Agreements	Note purchase agreements for the private placement of senior notes, referred to as senior notes or long-term debt
SOFR	The secured overnight financing rate as administered by the Federal Reserve Board of New York (or a successor administrator of the secured overnight financing rate)
U.S. GAAP	Accounting principles generally accepted in the United States of America
Water	Water, a reporting segment that provides water microbiology testing products

IDEXX LABORATORIES, INC.
Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION
Item 1.  Financial Statements
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021

ASSETS
Current Assets:
Cash and cash equivalents	$99,176	$144,454
Accounts receivable, net	388,072	368,348
Inventories	354,975	269,030
Other current assets	216,636	173,823
Total current assets	1,058,859	955,655
Long-Term Assets:
Property and equipment, net	612,405	587,667
Operating lease right-of-use assets	110,103	105,101
Goodwill	355,292	359,345
Intangible assets, net	99,968	99,035
Other long-term assets	403,440	330,400
Total long-term assets	1,581,208	1,481,548
TOTAL ASSETS	$2,640,067	$2,437,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$110,144	$116,140
Accrued liabilities	405,992	458,909
Line of credit	633,000	73,500
Current portion of long-term debt	—	74,996
Current portion of deferred revenue	40,809	40,034
Total current liabilities	1,189,945	763,579
Long-Term Liabilities:
Deferred income tax liabilities	14,486	8,935
Long-term debt, net of current portion	760,814	775,205
Long-term deferred revenue, net of current portion	34,742	41,174
Long-term operating lease liabilities	93,128	87,377
Other long-term liabilities	70,953	70,941
Total long-term liabilities	974,123	983,632
Total liabilities	2,164,068	1,747,211

Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 107,095 shares in 2022 and 106,878 shares in 2021; Outstanding: 82,995 shares in 2022 and 84,562 shares in 2021	10,709	10,688
Additional paid-in capital	1,437,528	1,377,320
Deferred stock units: Outstanding: 58 units in 2022 and 90 units in 2021	5,176	5,719
Retained earnings	3,427,322	2,920,440
Accumulated other comprehensive loss	(80,894)	(53,484)
Treasury stock, at cost: 24,101 shares in 2022 and 22,317 shares in 2021	(4,323,842)	(3,570,691)
Total stockholders’ equity	475,999	689,992
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,640,067	$2,437,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue:
Product revenue	$481,004	$471,787	$1,451,899	$1,406,850
Service revenue	360,657	338,634	1,086,857	1,007,420
Total revenue	841,661	810,421	2,538,756	2,414,270
Cost of Revenue:
Cost of product revenue	158,554	166,748	487,948	483,850
Cost of service revenue	176,481	170,752	531,397	497,409
Total cost of revenue	335,035	337,500	1,019,345	981,259
Gross profit	506,626	472,921	1,519,411	1,433,011
Expenses:
Sales and marketing	130,021	124,434	392,570	358,277
General and administrative	83,764	82,098	243,201	226,194
Research and development	48,013	40,427	211,402	115,703
Income from operations	244,828	225,962	672,238	732,837
Interest expense	(10,998)	(7,134)	(26,311)	(22,331)
Interest income	353	122	830	265
Income before provision for income taxes	234,183	218,950	646,757	710,771
Provision for income taxes	53,245	43,772	139,875	128,698
Net income	180,938	175,178	506,882	582,073
Less: Net loss attributable to noncontrolling interest	—	(57)	—	(1)
Net income attributable to IDEXX Laboratories, Inc. stockholders	$180,938	$175,235	$506,882	$582,074

Earnings per Share:
Basic	$2.17	$2.06	$6.04	$6.82
Diluted	$2.15	$2.03	$5.97	$6.71
Weighted Average Shares Outstanding:
Basic	83,247	85,123	83,855	85,325
Diluted	84,113	86,511	84,858	86,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$180,938	$175,178	$506,882	$582,073
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(31,220)	(12,967)	(59,024)	(20,213)
Benefit plans, net of tax expense of $0 and $(991) in 2022 and $0 and $0 in 2021	—	—	(5,056)	—
Reclassification adjustment for benefit plans included in net income, net of tax of $23 and $74 in 2022 and $0 and $0 in 2021	118	—	378	—
Unrealized gain on Euro-denominated notes, net of tax expense (benefit) of $1,713 and $3,438 in 2022 and $498 and $1,335 in 2021	5,495	1,581	11,028	4,235
Unrealized (loss) on investments, net of tax expense (benefit) of $(3) and $(15) in 2022 and $0 and $48 in 2021	(10)	(1)	(52)	153
Unrealized gain (loss) on derivative instruments:
Unrealized gain on foreign currency exchange contracts, net of tax expense (benefit) of $4,634 and $10,368 in 2022 and $940 and $1,595 in 2021	13,490	4,109	26,930	7,300
Unrealized gain on cross currency swaps, net of tax expense (benefit) of $1,657 and $3,303 in 2022 and $744 and $1,438 in 2021	5,319	2,359	10,597	4,561
Reclassification adjustment for (gain) included in net income, net of tax benefit (expense) of $(2,254) and $(4,441) in 2022 and $330 and $1,206 in 2021	(6,381)	1,253	(12,211)	5,522
Unrealized gain on derivative instruments	12,428	7,721	25,316	17,383
Other comprehensive (gain) loss, net of tax	(13,189)	(3,666)	(27,410)	1,558
Comprehensive income	167,749	171,512	479,472	583,631
Less: Comprehensive loss attributable to noncontrolling interest	—	(57)	—	(1)
Comprehensive income attributable to IDEXX Laboratories, Inc.	$167,749	$171,569	$479,472	$583,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interest	Total Stockholders’ Equity
Balance December 31, 2021	106,878	$10,688	$1,377,320	$5,719	$2,920,440	$(53,484)	$(3,570,691)	$—	$689,992
Net income	—	—	—	—	193,965	—	—	—	193,965
Other comprehensive income, net	—	—	—	—	—	6,136	—	—	6,136
Repurchases of common stock, net	—	—	—	—	—	—	(273,058)	—	(273,058)
Common stock issued under stock plans, including excess tax benefit	125	12	11,583	(5)	—	—	—	—	11,590
Share-based compensation cost	—	—	11,122	51	—	—	—	—	11,173
Balance March 31, 2022	107,003	$10,700	$1,400,025	$5,765	$3,114,405	$(47,348)	$(3,843,749)	$—	$639,798
Net income	—	—	—	—	131,979	—	—	—	131,979
Other comprehensive loss, net	—	—	—	—	—	(20,357)	—	—	(20,357)
Repurchases of common stock, net	—	—	—	—	—	—	(313,508)	—	(313,508)
Common stock issued under stock plans, including excess tax benefit	72	7	7,779	(1,060)	—	—	—	—	6,726
Deferred stock units activity	—	—	(459)	459	—	—	—	—	—
Share-based compensation cost	—	—	12,364	6	—	—	—	—	12,370
Balance June 30, 2022	107,075	$10,707	$1,419,709	$5,170	$3,246,384	$(67,705)	$(4,157,257)	$—	$457,008
Net income	—	—	—	—	180,938	—	—	—	180,938
Other comprehensive loss, net	—	—	—	—	—	(13,189)	—	—	(13,189)
Repurchases of common stock, net	—	—	—	—	—	—	(166,585)	—	(166,585)
Common stock issued under stock plans, including excess tax benefit	20	2	4,877	—	—	—	—	—	4,879
Share-based compensation cost	—	—	12,942	6	—	—	—	—	12,948
Balance September 30, 2022	107,095	$10,709	$1,437,528	$5,176	$3,427,322	$(80,894)	$(4,323,842)	$—	$475,999

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interest	Total Stockholders’ Equity
Balance December 31, 2020	106,457	$10,646	$1,294,849	$4,503	$2,175,595	$(53,615)	$(2,799,890)	$707	$632,795
Net income	—	—	—	—	204,257	—	—	32	204,289
Other comprehensive loss, net	—	—	—	—	—	(5,921)	—	—	(5,921)
Repurchases of common stock, net	—	—	—	—	—	—	(154,033)	—	(154,033)
Common stock issued under stock plans, including excess tax benefit	219	22	17,408	—	—	—	—	—	17,430
Share-based compensation cost	—	—	8,829	46	—	—	—	—	8,875
Balance March 31, 2021	106,676	$10,668	$1,321,086	$4,549	$2,379,852	$(59,536)	$(2,953,923)	$739	$703,435
Net income	—	—	—	—	202,582	—	—	24	202,606
Other comprehensive loss, net	—	—	—	—	—	11,145	—	—	11,145
Repurchases of common stock, net	—	—	—	—	—	—	(188,378)	—	(188,378)
Common stock issued under stock plans, including excess tax benefit	72	7	9,771	—	—	—	—	—	9,778
Deferred stock units activity	—	—	(1,035)	1,035	—	—	—	—	—
Share-based compensation cost	—	—	9,591	46	—	—	—	—	9,637
Balance June 30, 2021	106,748	$10,675	$1,339,413	$5,630	$2,582,434	$(48,391)	$(3,142,301)	$763	$748,223
Net income (loss)	—	—	—	—	175,235	—	—	(57)	175,178
Other comprehensive loss, net	—	—	—	—	—	(3,666)	—	—	(3,666)
Repurchases of common stock, net	—	—	—	—	—	—	(183,720)	—	(183,720)
Common stock issued under stock plans, including excess tax benefit	58	6	9,921	(12)	—	—	—	—	9,915
Share-based compensation cost	—	—	9,479	51	—	—	—	—	9,530
Balance September 30, 2021	106,806	$10,681	$1,358,813	$5,669	$2,757,669	$(52,057)	$(3,326,021)	$706	$755,460
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$506,882	$582,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,180	76,901
Impairment charges	2,346	5,148
Provision for credit losses	5,112	1,719
Deferred income taxes	(36,890)	4,049
Share-based compensation expense	36,491	28,042
Other	2,032	2,402
Changes in assets and liabilities:
Accounts receivable	(35,061)	(49,050)
Inventories	(99,621)	(46,891)
Other assets and liabilities	(87,566)	(51,961)
Accounts payable	(3,930)	637
Deferred revenue	(3,419)	(7,487)
Net cash provided by operating activities	369,556	545,582
Cash Flows from Investing Activities:
Purchases of property and equipment	(99,609)	(87,761)
Acquisition of intangible assets	(10,000)	—
Equity investment	(25,000)	—
Acquisitions of a business, net of cash acquired	(11,512)	(161,166)
Net cash used by investing activities	(146,121)	(248,927)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility, net	559,500	—
Payment of senior debt	(75,000)	(50,000)
Payments of acquisition-related contingent consideration and holdbacks	(5,730)	(1,500)
Repurchases of common stock, net	(745,691)	(502,021)
Proceeds from exercises of stock options and employee stock purchase plans	23,257	37,428
Shares withheld for statutory tax withholding payments on restricted stock	(10,552)	(15,501)
Net cash used by financing activities	(254,216)	(531,594)
Net effect of changes in exchange rates on cash	(14,497)	(3,786)
Net decrease in cash and cash equivalents	(45,278)	(238,725)
Cash and cash equivalents at beginning of period	144,454	383,928
Cash and cash equivalents at end of period	$99,176	$145,203

Supplemental Cash Flow Information:
Cash paid for income taxes	$179,720	$96,103
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$19,661	$14,734

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The condensed consolidated balance sheet data as of December 31, 2021, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, and our Annual Report on Form 10-K for the year ended December 31, 2021, (the “2021 Annual Report”) filed with the SEC.

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

NOTE 2. ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022, are consistent with those discussed in “Note 2. Summary of Significant Accounting Policies” to the consolidated financial statements in our 2021 Annual Report, and as updated below.

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

As of September 30, 2022 and December 31, 2021, our equity investments of $30.3 million and $5.3 million, respectively, are recorded at cost in other long-term assets.

New Accounting Pronouncements Adopted

None.

New Accounting Pronouncements Not Yet Adopted

In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which adds certain disclosure requirements for a buyer in a supplier finance program. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated roll-forward information. In interim reporting periods, the amount outstanding at the end of the period is required to be disclosed. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose roll-forward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating the impact of the new pronouncement, but do not expect this guidance will have a material impact on our consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 is intended to provide optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the discontinuation of the LIBOR or by another reference rate expected to be discontinued. The FASB also issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope," in January 2021. It clarifies that certain optional expedients and exceptions apply to derivatives that are affected by the discounting transition. The amendments in this ASU affect the guidance in ASU No. 2020-04 and are effective in the same timeframe as ASU 2020-04. The relief offered by this guidance, if adopted, is available to companies for the period March 12, 2020 through December 31, 2022. In October 2022 the Credit Facility was amended to include SOFR as the replacement to LIBOR, therefore, the discontinuation of LIBOR is not expected to have an impact on our consolidated financial statements. For more information regarding the amendment to our Credit Facility, refer to “Note 11. Debt”
NOTE 3. REVENUE RECOGNITION

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

Lease Revenue. Revenues from instrument rental agreements and reagent rental programs are recognized either as operating leases on a ratable basis over the term of the agreement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental agreements in equal monthly amounts over the term of the rental agreement. Our reagent rental programs provide our customers the right to use our instruments upon entering into agreements to purchase specified amounts of consumables, which are considered embedded leases. For some agreements, the customers are provided with the right to purchase the instrument at the end of the lease term. Lease revenues from these agreements are presented in product revenue on our unaudited condensed consolidated income statement. Lease revenues were approximately $5.6 million and $15.5 million for the three and nine months ended September 30, 2022, as compared to $6.3 million and $15.8 million for the three and nine months ended September 30, 2021, respectively, including both operating leases and sales-type leases under ASC 842, Leases, for leases entered into after January 1, 2019, and ASC 840, “Leases,” for leases entered into prior to 2019. Refer to below for revenue recognition under our reagent rental programs.

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

On December 31, 2021, our deferred revenue related to extended warranties and post-contract support was $30.0 million, of which approximately $2.2 million and $19.4 million were recognized during the three and nine months ended September 30, 2022, respectively. Furthermore, as a result of new agreements, our deferred revenue related to extended warranties and post-contract support was $26.3 million as of September 30, 2022. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $11.7 million as of September 30, 2022, of which approximately 13%, 43%, 24%, 11%, and 9% are expected to be recognized during the remainder of 2022, the full years 2023, 2024, 2025, and thereafter, respectively. Additionally, we have determined these agreements do not include a significant financing component.

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

On December 31, 2021, our capitalized customer acquisition costs were $158.3 million, of which approximately $12.1 million and $37.3 million were recognized as a reduction of revenue during the three and nine months ended September 30, 2022, respectively. Furthermore, as a result of new up-front customer loyalty payments, net of subsequent recognition, our capitalized customer acquisition costs were $154.8 million as of September 30, 2022. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the three and nine months ended September 30, 2022, were not material.

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

On December 31, 2021, our volume commitment contract assets were $159.9 million, of which approximately $9.6 million and $28.5 million were reclassified to accounts receivable when customers were billed for related products and services during the three and nine months ended September 30, 2022, respectively. Furthermore, as a result of new placements under volume commitment programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our contract assets were $183.7 million as of September 30, 2022. We monitor customer purchases over the term of their agreement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments, revenue adjustments that relate to performance obligations satisfied in prior periods, and contract modifications during the three and nine months ended September 30, 2022, were not material.

For our up-front customer loyalty and volume commitment programs, we estimate future revenues related to multi-year agreements to be approximately $3.0 billion, of which approximately 7%, 27%, 24%, 18%, and 24% are expected to be recognized during the remainder of 2022, the full years 2023, 2024, 2025, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to purchase goods and services, net of the expected revenue reductions from customer acquisition costs and expected price adjustments, and, as a result, are lower than stated contractual commitments by our customers.

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

On December 31, 2021, our deferred revenue related to instrument rebate programs was $33.0 million, of which approximately $2.9 million and $9.3 million were recognized when customers purchased eligible products and services and earned rebates during the three and nine months ended September 30, 2022, respectively. Furthermore, as a result of new instrument purchases under rebate programs, net of subsequent recognition, our deferred revenue was $27.8 million as of September 30, 2022, of which approximately 11%, 33%, 23%, 16%, and 17% are expected to be recognized during the remainder of 2022, the full years 2023, 2024, 2025, and thereafter, respectively.

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

Sales-type Reagent Rental Programs. Our reagent rental programs that effectively transfer control of instruments to our customers are classified as sales-type leases, and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is transferred to accounts receivable when customers are billed for future products and services over the term of the contract. On December 31, 2021, our lease receivable assets were $15.3 million, of which approximately $0.9 million and $2.6 million were reclassified to accounts receivable when customers were billed for related products and services during the three and nine months ended September 30, 2022, respectively. Furthermore, as a result of new placements under sales-type reagent rental programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $16.4 million as of September 30, 2022. The impacts of discounting and unearned income as of September 30, 2022 were not material. Profit and loss recognized at the commencement date and interest income during the three and nine months ended September 30, 2022, were not material. We monitor customer purchases over the term of their agreement to assess the realizability of our lease receivable assets. Impairments during the three and nine months ended September 30, 2022 were not material.

Operating-type Reagent Rental Programs. Our reagent rental programs that do not effectively transfer control of instruments to our customers are classified as operating leases, and we recognize instrument revenue and costs ratably over the term of the agreement. The cost of the instrument is capitalized within property and equipment. During the three and nine months ended September 30, 2022, we transferred instruments of $5.0 million and $12.6 million, as compared to $2.8 million and $8.6 million for the three and nine months ended September 30, 2021, respectively, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental programs of approximately $35.9 million, of which approximately 9%, 31%, 24%, 19%, and 17% are expected to be recognized during the remainder of 2022, the full years 2023, 2024, 2025, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of any expected price adjustments, and, as a result, may be lower than stated contractual commitments by our customers.

Other Customer Incentive Programs. Certain agreements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified purchase threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method for incentives that are offered to individual customers and the expected-value method for programs that are offered to a broad group of customers. Revenue adjustments that relate to performance obligations satisfied in prior periods during the three and nine months ended September 30, 2022, were not material. Refund obligations related to customer incentive programs are recorded in accrued liabilities for the actual issuance of incentives, incentives earned but not yet issued, and estimates of incentives to be earned in the future.

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

Accounts Receivable. We recognize revenue when it is probable that we will collect substantially all of the consideration to which we will be entitled, based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. We have no significant customers that accounted for greater than 10% of our consolidated revenues, and we have no concentration of credit risk as of September 30, 2022.

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

The following table presents disaggregated revenue by major product and service categories:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
CAG segment revenue:
CAG Diagnostics recurring revenue:	$667,309	$638,358	$2,017,532	$1,916,938
IDEXX VetLab consumables	262,820	252,714	796,072	755,158
Rapid assay products	80,542	76,974	242,542	230,472
Reference laboratory diagnostic and consulting services	295,590	282,301	894,795	851,757
CAG Diagnostics services and accessories	28,357	26,369	84,123	79,551
CAG Diagnostics capital - instruments	35,176	39,401	108,400	105,645
Veterinary software, services and diagnostic imaging systems	62,505	54,736	184,329	148,274
CAG segment revenue	764,990	732,495	2,310,261	2,170,857

Water segment revenue	40,840	38,143	116,406	109,374
LPD segment revenue	28,452	29,126	89,211	101,920
Other segment revenue	7,379	10,657	22,878	32,119
Total revenue	$841,661	$810,421	$2,538,756	$2,414,270

Revenue by principal geographic area, based on customers’ domiciles, was as follows:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$560,292	$514,343	$1,646,023	$1,502,219
Europe, the Middle East and Africa	152,235	167,956	488,036	510,759
Asia Pacific Region	76,799	78,239	240,760	246,645
Canada	33,642	32,813	108,407	105,608
Latin America & Caribbean	18,693	17,070	55,530	49,039
Total revenue	$841,661	$810,421	$2,538,756	$2,414,270

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

On December 31, 2021, our deferred commission costs, included within other assets, were $19.5 million, of which approximately $1.6 million and $5.0 million of commission expense was recognized during the three and nine months ended September 30, 2022, respectively. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $19.0 million as of September 30, 2022. Impairments of deferred commission costs during the three and nine months ended September 30, 2022, were not material.

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

Asset Purchases and Investments

During 2022, we entered into two discrete arrangements to license intellectual property for which we paid $55.0 million and accrued $25.0 million in subsequent payments, all of which was charged to research and development expense. These two arrangements were treated as asset acquisitions under U.S. GAAP and resulted in the full amount being expensed to research and development expense as in-process research and development costs with no alternative future use. The acquisition of these licensing arrangements supports new instrument platform advancements. We also made a $10.0 million payment for a perpetual intellectual property license, which will be amortized over 10 years. The research and development expense and amortization expense were recorded in our CAG segment.

During 2022 we also purchased $25.0 million of preferred shares for a noncontrolling minority interest in one of the entities with which we have a license agreement. We have elected to measure the investment as an equity security investment, under ASC 321, “Investment - Equity Securities,” and recorded the investment at cost. The investment is included in other long-term assets.

Business Combinations

During the third quarter of 2022, we acquired the assets of an international water testing company located in Canada for approximately $12.8 million in cash, including a holdback of approximately $1.3 million. This acquisition expands our product offering in the Water segment. The preliminary fair value of the assets and liabilities acquired consists of technology intangibles of approximately $3.4 million, with a life of 10 years; customer relationship intangibles of approximately $1.2 million, with a life of 10 years; approximately $6.7 million of goodwill, representing synergies with our Water testing portfolio; and approximately $1.5 million of new tangible assets, including inventory and accounts receivable. Goodwill related to this acquisition is expected to be deductible for tax purposes. The purchase price allocation is subject to revision as additional information becomes available from third-parties regarding valuation of intangibles, tax matters, and certain assets and liabilities. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our Water segment since the acquisition date. The acquisition expenses were not material.

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

During the second quarter of 2021, we acquired the assets of the ezyVet cloud-based veterinary software businesses and the shares of ezyVet US, Inc., as well as the Vet Radar business assets, for approximately $157.2 million, including an estimated contingent payment of $5.0 million. The acquired assets include the ezyVet cloud-native practice management system software and the Vet Radar cloud-based workflow management software. The acquisition expands our cloud-based software offerings to support our customers with technology solutions that raise the standards of care for patients and improve practice efficiency. The fair values of assets acquired were as follow: approximately $32.0 million in customer-related intangible with a weighted average life of 10 years; approximately $8.4 million in technology-related intangibles with a weighted average life of 6 years; approximately $2.4 million in trademarks with a weighted average life of 14 years; approximately $1.8 million in non-compete agreements with a weighted average life of 5 years; approximately $109.4 million in goodwill, representing synergies within our broader CAG portfolio; and approximately $3.2 million in net tangible assets. Goodwill has been allocated to multiple reporting units based upon the fair value of projected earnings as of the date of the acquisition. The goodwill was allocated as follows: approximately $23.4 million to IDEXX VetLab, approximately $27.0 million to Reference Laboratories, approximately $11.1 million to Rapid Assay, and approximately $47.9 million to Veterinary Software Services. Goodwill related to this acquisition is expected to be deductible for tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our CAG segment since the acquisition date. During the fourth quarter of 2021, we increased the contingent payable by $2.0 million, for a total expected payment of $7.0 million. This increase to the contingent payment was expensed as the adjustment was made after the measurement period. The acquisition expenses were approximately $2.2 million.

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
NOTE 5. SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units, and employee stock purchase rights awarded during the three and nine months ended September 30, 2022, totaled $1.7 million and $57.1 million, respectively, as compared to $1.8 million and $50.1 million for the three and nine months ended September 30, 2021, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding as of September 30, 2022, was $75.7 million, which will be recognized over a weighted average period of approximately 1.5 years. During the three and nine months ended September 30, 2022, we recognized expenses of $12.9 million and $36.5 million, respectively, as compared to $9.5 million and $28.0 million for the three and nine months ended September 30, 2021, respectively, related to share-based compensation.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Nine Months Ended September 30,
	2022	2021

Share price at grant	$490.73	$527.49
Share price at exercise	$494.75	$531.24
Expected stock price volatility	30%	30%
Expected term, in years	6.4	6.2
Risk-free interest rate	2.1%	0.7%
Weighted average fair value of options granted	$166.30	$169.13

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

Accounts Receivable

The allowance for credit losses associated with accounts receivable was $8.8 million and $5.7 million as of September 30, 2022 and December 31, 2021, respectively. Accounts receivable reflected on the balance sheet is net of this reserve. Based on an aging analysis, as of September 30, 2022, approximately 91% of our accounts receivable had not yet reached the invoice due date and approximately 9% was considered past due, of which less than 1% was greater than 60 days past due. As of December 31, 2021, approximately 90% of our accounts receivable had not yet reached the invoice due date and approximately 10% was considered past due, of which approximately 2% was greater than 60 days past due.

Contract assets and lease receivables

The allowance for credit losses associated with the contract assets and lease receivables was $5.1 million and $4.4 million as of September 30, 2022 and December 31, 2021, respectively. The assets reflected on the balance sheet are net of these reserves. Historically, we have experienced low credit loss rates on our customer commitment programs and lease receivables. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.
NOTE 7. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The components of inventories were as follows:

(in thousands)	September 30, 2022	December 31, 2021

Raw materials	$85,771	$60,427
Work-in-process	30,730	26,397
Finished goods	238,474	182,206
Inventories	$354,975	$269,030

NOTE 8. LEASES

Maturities of operating lease liabilities were as follows:

(in thousands)	September 30, 2022

2022 (remainder of year)	$4,472
2023	23,458
2024	19,693
2025	15,629
2026	13,098
Thereafter	53,809
Total lease payments	130,159
Less imputed interest	(17,879)
Total	$112,280

Total minimum future lease payments for leases that have not commenced as of September 30, 2022, are approximately $7.9 million, and those leases will commence between 2022 and 2024.

Supplemental cash flow information for leases was as follows:

(in thousands)	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021

Cash paid for amounts included in the measurement of operating leases liabilities	$17,715	$17,232
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations	$26,040	$33,052
NOTE 9. OTHER CURRENT AND LONG-TERM ASSETS

Other current assets consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021

Customer acquisition costs	$49,834	$48,942
Contract assets, net (1)	42,255	37,772
Prepaid expenses	39,696	41,997
Taxes receivable	22,570	19,464
Foreign currency exchange contracts	22,331	6,512
Cross currency swap contracts	15,994	—
Deferred sales commissions	6,438	6,475
Other assets	17,518	12,661
Other current assets	$216,636	$173,823
(1) Contract assets, net, are net of allowances for credit loss. Refer to "Note 6. Credit Losses."

Other long-term assets consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021

Contract assets, net (1)	$141,492	$122,160
Customer acquisition costs	104,997	109,392
Deferred income taxes	51,935	24,784
Equity investments	30,250	5,250
Investment in long-term product supply arrangements	21,510	13,348
Deferred sales commissions	12,586	13,019
Taxes receivable	539	1,806
Other assets	40,131	40,641
Other long-term assets	$403,440	$330,400
(1) Contract assets, net, are net of allowances for credit loss. Refer to "Note 6. Credit Losses."
NOTE 10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021

Accrued expenses	$145,935	$133,978
Accrued employee compensation and related expenses	132,148	182,926
Accrued customer incentives and refund obligations	74,051	79,469
Accrued taxes	34,706	42,605
Current lease liabilities	19,152	19,931
Accrued liabilities	$405,992	$458,909

Other long-term liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021

Accrued taxes	$50,857	$56,466
Other accrued long-term expenses	20,096	14,475
Other long-term liabilities	$70,953	$70,941
NOTE 11. DEBT

Credit Facility

As of September 30, 2022, we had $633.0 million outstanding borrowings under our Credit Facility with a year-to-date weighted average effective interest rate of 2.3%. As of December 31, 2021, we had $73.5 million outstanding borrowings under our Credit Facility with a weighted average effective interest rate of 1.1%. As of September 30, 2022, we had a remaining borrowing availability of $365.5 million under our $1 billion Credit Facility. The funds available under the Credit Facility reflect a further reduction due to the issuance of letters of credit, which were issued in connection with our workers’ compensation policy, for $1.5 million.

The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3.5-to-1. As of September 30, 2022 and December 31, 2021, we were in compliance with the covenants of the Credit Facility.

Senior Notes

The following describes all of our currently outstanding unsecured senior notes issued and sold in private placements (collectively, the “Senior Notes”) as of September 30, 2022:

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

In February 2022, we paid off our $75.0 million 2022 Series A Notes with cash provided by operating and financing activities.

The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. As of September 30, 2022 and December 31, 2021, we were in compliance with the covenants of the Senior Note Agreements.

Subsequent Event - Credit Facility

On October 20, 2022, we, along with IDEXX Distribution, Inc., IDEXX Operations, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation, IDEXX B.V., IDEXX Laboratories B.V., and IDEXX Laboratories GmbH, each a wholly-owned subsidiary (whether directly or indirectly held) (collectively, the “Borrowers”), together with the lenders party to that certain Existing Credit Agreement (as defined below), JPMorgan Chase Bank, N.A., as administrative agent (“Agent”), and the other parties thereto, entered into Amendment No. 1 (the “Amendment”), to that certain fourth amended and restated credit agreement, dated as of December 9, 2021, relating to a five-year unsecured revolving credit facility in the principal amount of $1 billion (the “Existing Credit Agreement”, and as amended by the Amendment, the “Credit Agreement”), among the Borrowers, the lenders, the Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and the other parties thereto.

The Amendment amends the Existing Credit Agreement to (i) provide for a borrowing by us effective October 20, 2022, of an incremental term loan in an aggregate principal amount of $250 million, (ii) convert all existing borrowings, which have interest rates determined by reference to a LIBOR-based interest rate, to borrowings determined by reference to a SOFR-based interest rate, (iii) provide for an option by us to obtain incremental borrowings under the Credit Agreement of term loans and/or revolving credit commitments of up to an aggregate principal amount of $250 million, which would represent an aggregate maximum of up to $1.5 billion outstanding under the Credit Agreement, subject to the Borrowers obtaining commitments from existing or new lenders and satisfying other conditions specified in the Credit Agreement, and (iv) add certain implementing mechanics relating to the foregoing.

On October 20, 2022, pursuant to the terms of the Credit Agreement, the term lenders thereunder provided us, as borrower, an incremental term loan in an aggregate principal amount of $250 million (the “Term Loan”). The Term Loan matures on October 20, 2025. The net proceeds of the Term Loan were used to repay previously incurred revolver borrowings under the Existing Credit Agreement. The Term Loan is subject to the same affirmative and negative covenants and events of default as the borrowings previously incurred pursuant to the Existing Credit Agreement. The applicable interest rate for the Term Loan is calculated at a per annum rate equal to either (at our option) (1) a prime rate plus a margin ranging from 0.0% to 0.375% based on our consolidated leverage ratio, (2) an adjusted term SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio, or (3) an adjusted daily simple SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio.
NOTE 12. REPURCHASES OF COMMON STOCK
We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three and nine months ended September 30, 2022 and 2021 was not material.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrender:

(in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Shares repurchased in the open market	453	274	1,764	892
Shares acquired through employee surrender for statutory tax withholding	—	1	21	29
Total shares repurchased	453	275	1,785	921

Cost of shares repurchased in the open market	$166,423	$183,315	$742,661	$510,937
Cost of shares for employee surrenders	162	515	10,552	15,501
Total cost of shares	$166,585	$183,830	$753,213	$526,438

Average cost per share - open market repurchases	$367.55	$668.33	$421.12	$572.10
Average cost per share - employee surrenders	$387.07	$688.35	$502.26	$547.90
Average cost per share - total	$367.56	$668.38	$422.07	$571.36

NOTE 13. INCOME TAXES

Our effective income tax rate was 22.7% for the three months ended September 30, 2022, as compared to 20.0% for the three months ended September 30, 2021 and 21.6% for the nine months ended September 30, 2022, as compared to 18.1% for the nine months ended September 30, 2021. The increase in our effective tax rate for the three and nine months ended September 30, 2022, as compared to the same periods in the prior year, was primarily driven by decreases in tax benefits related to share-based compensation and higher taxes on international income.

The effective tax rate for the three and nine months ended September 30, 2022, differed from the U.S. federal statutory tax rate of 21% primarily due to U.S. state income taxes, net of federal benefit, partially offset by tax benefits from share-based compensation.

The effective tax rate for the three and nine months ended September 30, 2021, differed from the U.S. statutory tax rate of 21% primarily due to tax benefits from share-based compensation.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, consisted of the following:

	For the Nine Months Ended September 30, 2022
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax	Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized Gain (Loss) on Investments, Net of Tax	Foreign Currency Exchange Contracts	Euro-Denominated Notes	Cross Currency Swaps	Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2021	$(126)	$4,979	$422	$3,240	$—	$(61,999)	$(53,484)
Other comprehensive income (loss) before reclassifications	(52)	26,930	11,028	10,597	(5,056)	(59,024)	(15,577)
Reclassified from accumulated other comprehensive income	—	(12,211)	—	—	378	—	(11,833)
Balance as of September 30, 2022	$(178)	$19,698	$11,450	$13,837	$(4,678)	$(121,023)	$(80,894)

	For the Nine Months Ended September 30, 2021
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax	Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized (Loss) Gain on Investments, Net of Tax	Foreign Currency Exchange Contracts	Euro-Denominated Notes	Cross Currency Swaps	Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2020	$(272)	$(9,934)	$(5,982)	$(2,159)	$—	$(35,268)	$(53,615)
Other comprehensive income (loss) before reclassifications	153	7,300	4,235	4,561	—	(20,213)	(3,964)
Reclassified from accumulated other comprehensive income	—	5,522	—	—	—	—	5,522
Balance as of September 30, 2021	$(119)	$2,888	$(1,747)	$2,402	$—	$(55,481)	$(52,057)

The following tables present components and amounts associated with cash flow hedges reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended September 30,		Amounts Reclassified from AOCI For the Nine Months Ended September 30,
		2022	2021	2022	2021
Gain (loss) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$8,635	$(1,583)	$16,652	$(6,728)
	Tax expense (benefit)	2,254	(330)	4,441	(1,206)
	Gain (loss), net of tax	$6,381	$(1,253)	$12,211	$(5,522)

The following tables present components and amounts associated with pension reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended September 30,		Amounts Reclassified from AOCI For the Nine Months Ended September 30,
		2022	2021	2022	2021
Gain (loss) on pension plans included in net income:
Pension plans	Cost of revenue and operating expenses	$(141)	$—	$(452)	$—
	Tax benefit	(23)	—	(74)	—
	Loss, net of tax	$(118)	$—	$(378)	$—
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

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Shares outstanding for basic earnings per share	83,247	85,123	83,855	85,325

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	83,247	85,123	83,855	85,325
Dilutive effect of share-based payment awards	866	1,388	1,003	1,387
	84,113	86,511	84,858	86,712

Certain awards and options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Weighted average number of shares underlying anti-dilutive awards	78	—	44	—
Weighted average number of shares underlying anti-dilutive options	287	129	258	114

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

Refer to “Note 8. Leases,” for more information regarding our lease commitments.

Contingencies

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could be higher or lower than our accruals. Except for the litigation matter described below, as of September 30, 2022, our accruals with respect to actual and threatened litigation were not material.

We are a defendant in an ongoing litigation matter involving an alleged breach of contract for underpayment of royalty payments made from 2004 through 2017 under an expired patent license agreement. The plaintiff has asserted a claim of approximately $50 million, inclusive of interest through June 30, 2020, alleging that the incorrect royalty provision was applied to certain licensed products and services throughout the agreement term and that royalties were also due on non-licensed diagnostic services that were provided concurrently with licensed services. The trial court previously ruled in favor of the plaintiff in this matter. The appellate court reversed the trial court’s decision, and the plaintiff has petitioned the state supreme court for review. While we believe the claim is without merit and continue to vigorously defend ourselves against the plaintiff’s allegations, litigation is inherently unpredictable and there can be no assurance that we will prevail in this matter. During the third quarter of 2020, we established an accrual of $27.5 million related to this ongoing matter, which represents the amount of the contingent loss that we have determined to be probable and estimable. We have not made any adjustments to this accrual since it was established. The actual cost of resolving this matter may be higher or lower than the amount we have accrued.

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

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases, those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and, based on our analysis of the nature of the risks involved, we believe that the fair value of potential indemnification under these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations as of September 30, 2022 and December 31, 2021.

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

The following is a summary of segment performance:

(in thousands)	For the Three Months Ended September 30,
	CAG	Water	LPD	Other	Consolidated Total
2022
Revenue	$764,990	$40,840	$28,452	$7,379	$841,661

Income from operations	$221,454	$19,924	$4,480	$(1,030)	$244,828
Interest expense, net					(10,645)
Income before provision for income taxes					234,183
Provision for income taxes					53,245
Net income					180,938
Less: Net income attributable to noncontrolling interest					—
Net income attributable to IDEXX Laboratories, Inc. stockholders					$180,938

2021
Revenue	$732,495	$38,143	$29,126	$10,657	$810,421

Income from operations	$201,947	$17,599	$3,600	$2,816	$225,962
Interest expense, net					(7,012)
Income before provision for income taxes					218,950
Provision for income taxes					43,772
Net income					175,178
Less: Net income attributable to noncontrolling interest					(57)
Net income attributable to IDEXX Laboratories, Inc. stockholders					$175,235

(in thousands)	For the Nine Months Ended September 30,
	CAG	Water	LPD	Other	Consolidated Total
2022
Revenue	$2,310,261	$116,406	$89,211	$22,878	$2,538,756

Income from operations	$601,105	$54,498	$14,447	$2,188	$672,238
Interest expense, net					(25,481)
Income before provision for income taxes					646,757
Provision for income taxes					139,875
Net income					506,882
Less: Net income attributable to noncontrolling interest					—
Net income attributable to IDEXX Laboratories, Inc. stockholders					$506,882

2021
Revenue	$2,170,857	$109,374	$101,920	$32,119	$2,414,270

Income from operations	$649,892	$49,599	$24,276	$9,070	$732,837
Interest expense, net					(22,066)
Income before provision for income taxes					710,771
Provision for income taxes					128,698
Net income					582,073
Less: Net income attributable to noncontrolling interest					(1)
Net income attributable to IDEXX Laboratories, Inc. stockholders					$582,074

Refer to “Note 3. Revenue Recognition” for a summary of disaggregated revenue by reportable segment and by major product and service category for the three and nine months ended September 30, 2022 and 2021.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers in or out of Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2022.

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

The amounts outstanding under our unsecured revolving credit facility (“Credit Facility” or “line of credit”) and senior notes (“long-term debt”) are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $725.7 million and $761.2 million, respectively, as of September 30, 2022, and $916.3 million and $850.7 million, respectively, as of December 31, 2021.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2022

Assets
Equity mutual funds (2)	$473	$—	$—	$473
Cross currency swaps (3)	$—	$18,156	$—	$18,156
Foreign currency exchange contracts (3)	$—	$26,251	$—	$26,251
Liabilities
Deferred compensation (4)	$473	$—	$—	$473
Contingent payments - acquisitions	$—	$—	$120	$120

(in thousands)
As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021

Assets
Money market funds (1)	$76	$—	$—	$76
Equity mutual funds (2)	$826	$—	$—	$826
Cross currency swaps (3)	$—	$4,256	$—	$4,256
Foreign currency exchange contracts (3)	$—	$6,512	$—	$6,512
Liabilities
Foreign currency exchange contracts (3)	$—	$601	$—	$601
Deferred compensation (4)	$826	$—	$—	$826
Contingent payments - acquisitions	$—	$—	$7,230	$7,230
(1)Money market funds with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of December 31, 2021 consisted of demand deposits. As of September 30, 2022, we did not have any money market funds outstanding.
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

We record changes in the estimated fair value of contingent consideration in the condensed consolidated statements of income. Changes in contingent consideration liabilities are measured at fair value on a recurring basis using unobservable inputs (Level 3) and during the nine months ended September 30, 2022, are as follows:

(in thousands)	Fair Value

Contingent consideration as of December 31, 2021	$7,230
Payment of contingent consideration	(7,110)
Contingent consideration as of September 30, 2022	$120

During the second quarter of 2022, we determined that the $7.0 million contingent consideration associated with our ezyVet acquisition in the second quarter of 2021 would be earned based on revenue achievements obtained. This amount was paid out during the second and third quarters of 2022. During the third quarter of 2022, we also issued a contingent payment related to a separate acquisition for approximately $0.1 million.
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

We recognize all hedging instruments on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Refer to “Note 14. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on our unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021.

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

We did not de-designate any instruments from hedge accounting treatment during either the three and nine months ended September 30, 2022 or 2021. As of September 30, 2022, the estimated amount of net gains, net of tax, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $16.8 million if exchange rates do not fluctuate from the levels as of September 30, 2022.

We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $250.6 million and $286.7 million as of September 30, 2022 and December 31, 2021, respectively.

The following tables present the effect of cash flow hedge accounting on our unaudited condensed consolidated statements of income and comprehensive income, and provide information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021

Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$335,035	$337,500	$1,019,345	$981,259
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income		$8,635	$(1,583)	$16,652	$(6,728)

Net Investment Hedges, Euro-Denominated Notes

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded gains of $5.5 million and $11.0 million, net of tax, within AOCI as a result of this net investment hedge for the three and nine months ended September 30, 2022, respectively, and gains of $1.6 million and $4.2 million for the three and nine months ended September 30, 2021, respectively. The related cumulative unrealized gain recorded as of September 30, 2022, will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or a portion of the hedge no longer qualifies for hedge accounting treatment. Refer to Note 13 to the consolidated financial statements included in our 2021 Annual Report for further information regarding the issuance of these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

We have entered into several cross currency swap contracts as a hedge of our net investment in foreign operations to offset foreign currency translation gains and losses on the net investment. These cross currency swaps have maturity dates beginning on June 30, 2023, through June 18, 2025. At maturity of the cross currency swap contracts, we will deliver the notional amount of €90.0 million and will receive approximately $104.5 million from the counterparties on June 30, 2023, and we will deliver the notional amount of €15 million and will receive approximately $17.5 million from the counterparties on June 18, 2025. The changes in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. During the three and nine months ended September 30, 2022, we recorded gains of $5.3 million and $10.6 million, net of tax, respectively, within AOCI as a result of these net investment hedges, and gains of $2.4 million and $4.6 million during the three and nine months ended September 30, 2021, respectively. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $0.7 million and $2.1 million related to the excluded component as a reduction of interest expense for the three and nine months ended September 30, 2022, respectively, and $0.7 million and $2.1 million for the three and nine months ended September 30, 2021, respectively.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following derivative instruments, unless otherwise noted:

(in thousands)		Hedging Assets
		September 30, 2022	December 31, 2021

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$22,331	$6,512
Cross currency swaps	Other current assets	15,994	—
Foreign currency exchange contracts	Other long-term assets	3,920	—
Cross currency swaps	Other long-term assets	2,162	4,256
Total derivative instruments presented as hedge instruments on the balance sheet		44,407	10,768
Gross amounts subject to master netting arrangements not offset on the balance sheet		—	(601)
Net amount		$44,407	$10,167

(in thousands)		Hedging Liabilities
		September 30, 2022	December 31, 2021

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$—	$601
Total derivative instruments presented as cash flow hedges on the balance sheet		—	601
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet (1)	Long-term debt	86,245	100,711
Total hedging instruments presented on the balance sheet		86,245	101,312
Gross amounts subject to master netting arrangements not offset on the balance sheet		—	(601)
Net amount		$86,245	$100,711
(1) Amounts represent reported carrying amounts of our foreign currency-denominated debt. Refer to “Note 18. Fair Value Measurements” for information regarding the fair value of our long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to, among other things, our expectations regarding supply chain and logistics challenges; our operations in Russia; future revenue growth rates; revenue recognition timing and amounts; business trends, earnings and other measures of financial performance; the effect of economic downturns on our business performance; projected impact of foreign currency exchange rates; demand for companion animal healthcare and our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending, the working capital and liquidity outlook; the projected impact of new accounting standards; critical accounting estimates; deductibility of goodwill; research and development expense estimate; and future commercial and operational efforts. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the adverse impact, and the duration, of the effects of the current war in Ukraine and the ongoing COVID-19 pandemic on our business, results of operations, liquidity, financial condition, and stock price, as well as the other matters described under the headings “Business,” “Risk Factors,” “Legal Proceedings,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosure About Market Risk” in our 2021 Annual Report and in the corresponding sections of this Quarterly Report on Form 10-Q and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, and June 30, 2022, as well as those described from time to time in our other periodic reports filed with the SEC.

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

Effects of Certain Factors and Trends on Results of Operations

CAG Trends. We continue to see elevated demand for companion animal healthcare which supported solid gains in CAG diagnostic products and services. The average U.S. diagnostics revenue per practice grew 7% on a same-store basis in the third quarter, faster than 4% growth in overall clinic revenues. U.S. same-store clinical visits at veterinary practices declined an estimated 2.4%, a modest improvement compared to the prior quarter. Growth for pet healthcare, including diagnostics, has increased significantly from pre-pandemic levels reflecting compound annual growth of approximately 2.5% in clinical visits and 11% in same-store diagnostics revenues for the U.S. compared to the third quarter of 2019.

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

War in Ukraine / Russia Operations. Our operations in the Russia, Belarus, and Ukraine region are limited. Our 2021 revenue from the region represented less than 1% of our 2021 consolidated revenue, and we have no manufacturing or significant supply arrangement in the region. After significantly scaling back our operations in Russia in the first quarter, including suspending sales of veterinary diagnostic equipment; promotional, marketing, and hiring activities; and new business development and related investments, we decided in June 2022 to wind down and liquidate our sole Russian subsidiary, as well as our direct Russian operations, which consisted of marketing and selling diagnostic products for veterinary clinics in Russia. After we conclude the wind-down of our direct Russian operations, we anticipate that only a limited number of our products, which are important for human or animal healthcare, will continue to be sold in Russia pursuant to ongoing third-party distribution agreements. Some of our products are also sold in Belarus pursuant to ongoing third-party distribution agreements.

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

Critical Accounting Estimates and Assumptions

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022, are consistent with those discussed in our 2021 Annual Report in the section under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Assumptions.”

Recent Accounting Pronouncements

For more information regarding the impact that recent accounting standards and amendments will have on our consolidated financial statements, refer to Note 2 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues,” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three and nine months ended September 30, 2022, as compared to the same periods for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

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

We also exclude from organic revenue growth the effect of certain business acquisitions and divestitures because the nature, size, and number of these transactions can vary dramatically from period to period, and because they either require or generate cash as an inherent consequence of the transaction, and therefore can also obscure underlying business and operating trends. We exclude only acquisitions that are considered to be a business from organic revenue growth. In a business combination, if substantially all the fair value of the assets acquired is concentrated in a single asset or group of similar assets, we do not consider these assets to be a business and include these acquisitions in organic revenue growth. A typical acquisition that we do not consider a business is a customer list asset acquisition, which does not have all elements necessary to operate a business, such as employees or infrastructure. We believe the efforts required to convert and retain these acquired customers are similar in nature to our existing customer base and therefore are included in organic revenue growth. The percentage change in revenue resulting from acquisitions represents revenues during the current year period, limited to the initial 12 months from the date of the acquisition, that are directly attributable to business acquisitions.

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

Results of Operations

Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021

Total Company. The following table presents total Company revenue by operating segment:

	For the Three Months Ended September 30,
Net Revenue (dollars in thousands)	2022	2021	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$764,990	$732,495	$32,495	4.4%	(4.1%)	0.1%	8.4%
United States	530,758	484,903	45,855	9.5%	—	—	9.4%
International	234,232	247,592	(13,360)	(5.4%)	(11.8%)	0.4%	6.0%

Water	40,840	38,143	2,697	7.1%	(5.2%)	0.4%	11.8%
United States	20,940	19,216	1,724	9.0%	—	—	9.0%
International	19,900	18,927	973	5.1%	(10.8%)	0.9%	15.0%

LPD	28,452	29,126	(674)	(2.3%)	(9.2%)	—	6.9%
United States	4,452	4,177	275	6.6%	—	—	6.6%
International	24,000	24,949	(949)	(3.8%)	(10.8%)	—	7.0%

Other	7,379	10,657	(3,278)	(30.8%)	(0.1%)	—	(30.7%)

Total Company	$841,661	$810,421	$31,240	3.9%	(4.2%)	0.1%	7.9%
United States	560,292	514,343	45,949	8.9%	—	—	8.9%
International	281,369	296,078	(14,709)	(5.0%)	(11.4%)	0.4%	6.1%
(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in organic revenue reflects higher realized prices and expanding demand for companion animal diagnostics globally, supported by higher CAG Diagnostics recurring revenue in the U.S. Increases in our subscription-based veterinary software and diagnostic imaging services also contributed to higher revenue for the quarter. The higher revenue in our Water business was primarily due to higher testing volumes and the benefit of price increases. Organic growth in our LPD business was supported by higher herd health screening revenues. Other revenue reflects lower OPTI COVID-19 PCR testing products and services in the U.S. The impact of foreign currency movements decreased total revenue growth by 4.2%, while acquisitions increased revenue growth by 0.1%.

    The following table presents total Company results of operations:

	For the Three Months Ended September 30,				Change
Total Company - Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$841,661		$810,421		$31,240	3.9%
Cost of revenue	335,035		337,500		(2,465)	(0.7%)
Gross profit	506,626	60.2%	472,921	58.4%	33,705	7.1%

Operating expenses:
Sales and marketing	130,021	15.4%	124,434	15.4%	5,587	4.5%
General and administrative	83,764	10.0%	82,098	10.1%	1,666	2.0%
Research and development	48,013	5.7%	40,427	5.0%	7,586	18.8%
Total operating expenses	261,798	31.1%	246,959	30.5%	14,839	6.0%
Income from operations	$244,828	29.1%	$225,962	27.9%	$18,866	8.3%

Gross Profit. Gross profit increased due to higher sales volumes and a 180 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to net price gains, improved software services gross margins, and the benefit of our reference laboratory productivity initiatives. These increases were partially offset by inflationary effects related to higher service costs, including increases in labor and facility expenses, as well as higher freight and distribution costs. The impact from foreign currency movements increased the gross profit margin by approximately 70 basis points, primarily from the impact of hedge gains in the current year as compared to hedge losses in the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs, including investments in our global commercial capability. General and administrative expense increased primarily due to increases in amortization and depreciation expense related to business acquisitions and capital investments, and an increase in allowances for doubtful accounts receivable, partially offset by lower acquisition costs. Research and development expense increased primarily due to project costs related to recently acquired licenses, as well as higher personnel-related costs. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth of approximately 3%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Three Months Ended September 30,
Net Revenue (dollars in thousands)	2022	2021	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$667,309	$638,358	$28,951	4.5%	(4.2%)	0.2%	8.6%
IDEXX VetLab consumables	262,820	252,714	10,106	4.0%	(5.4%)	—	9.4%
Rapid assay products	80,542	76,974	3,568	4.6%	(1.9%)	—	6.6%
Reference laboratory diagnostic and consulting services	295,590	282,301	13,289	4.7%	(3.6%)	0.4%	8.0%
CAG diagnostics services and accessories	28,357	26,369	1,988	7.5%	(5.9%)	—	13.4%
CAG Diagnostics capital - instruments	35,176	39,401	(4,225)	(10.7%)	(5.5%)	—	(5.2%)
Veterinary software, services and diagnostic imaging systems	62,505	54,736	7,769	14.2%	(1.1%)	—	15.3%
Net CAG revenue	$764,990	$732,495	$32,495	4.4%	(4.1%)	0.1%	8.4%
(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase was driven by higher demand for companion animal diagnostics globally across modalities. The increase in CAG Diagnostics recurring revenue was primarily due to higher realized prices and increased volumes in IDEXX VetLab consumables and reference laboratory diagnostic services. The impact of foreign currency movements decreased CAG Diagnostics recurring revenue growth by 4.2%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher price realization and higher sales volumes, primarily of our Catalyst consumables and, to a lesser extent, ProCyte consumables. These volume increases were supported by the expansion of our installed base of instruments, our expanded menu of available tests in certain regions, and high customer retention levels. The impact of foreign currency movements decreased revenue growth by 5.4%.

The increase in rapid assay revenue resulted from higher price realization, and to a lesser extent, higher SNAP® 4Dx Plus volumes.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to higher testing volumes and price realization in our U.S. labs. Outside the U.S., we had moderate growth as the benefits from price and new business gains were offset by pressure on clinical visit growth levels including impacts from comparisons to strong prior period demand levels. The impact of acquisitions increased revenue growth by 0.4%. The impact of foreign currency movements decreased revenue growth by 3.6%

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the expansion of our active installed base of instruments.

CAG Diagnostics Capital – Instrument Revenue. The decrease in instrument revenue was primarily due to the mix impact of proportionately higher placements of ProCyte One analyzer and lower ProCyte Dx® placements. The mix impact was partially offset by overall higher premium hematology and chemistry instrument placements. Our premium instrument installed base grew 14% as compared to the prior year.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in veterinary software and services revenue was primarily due to higher subscription-based service revenue supported by the expansion in our active installed base, and higher realized prices on service offerings. The increase in our diagnostic imaging systems revenue was primarily due to increases in our active installed base resulting in higher service revenue, as well as higher realized prices.

The following table presents the CAG segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$764,990		$732,495		$32,495	4.4%
Cost of revenues	308,656		308,624		32	—%
Gross profit	456,334	59.7%	423,871	57.9%	32,463	7.7%

Operating expenses:
Sales and marketing	119,173	15.6%	113,855	15.5%	5,318	4.7%
General and administrative	72,123	9.4%	72,597	9.9%	(474)	(0.7%)
Research and development	43,584	5.7%	35,472	4.8%	8,112	22.9%
Total operating expenses	234,880	30.7%	221,924	30.3%	12,956	5.8%
Income from operations	$221,454	28.9%	$201,947	27.6%	$19,507	9.7%

Gross Profit. Gross profit increased due to higher sales volumes and a 180 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to net price gains, improved software services gross margins, and the benefit of our reference laboratory productivity initiatives, which helped to offset the effects of inflation. These increases were partially offset by higher service costs, including increases in labor and facility costs, and higher freight and distribution costs. The impact from foreign currency movements increased the gross profit margin by approximately 40 basis points, primarily from the impact of hedge gains in the current year as compared to hedge losses in the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs, including investments in our global commercial capability. General and administrative expense decreased slightly, primarily due to lower acquisition costs, partially offset by increases in amortization and depreciation expense related to business acquisitions and capital investments, and an increase in allowances for doubtful accounts receivable. Research and development expense increased primarily due to project costs related to recently acquired licenses, as well as higher personnel-related costs. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth by approximately 3%.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$40,840		$38,143		$2,697	7.1%
Cost of revenue	11,434		11,449		(15)	(0.1%)
Gross profit	29,406	72.0%	26,694	70.0%	2,712	10.2%

Operating expenses:
Sales and marketing	4,645	11.4%	4,560	12.0%	85	1.9%
General and administrative	3,747	9.2%	3,491	9.2%	256	7.3%
Research and development	1,090	2.7%	1,044	2.7%	46	4.4%
Total operating expenses	9,482	23.2%	9,095	23.8%	387	4.3%
Income from operations	$19,924	48.8%	$17,599	46.1%	$2,325	13.2%

Revenue. The increase in revenue was due to higher testing volumes and realized prices, primarily in our Colilert test products and related accessories used in coliform and E. coli testing. The impact of foreign currency movements decreased revenue by approximately 5.2%. The impact of an acquisition during the current quarter increased revenue growth by 0.4%.

Gross Profit. Gross profit increased due to higher sales volumes and a 200 basis point increase in the gross profit margin, which reflected a 240 basis point increase due to foreign currency movements, primarily from the impact of hedge gains in the current year compared to hedge losses in the prior year. Decreases in the gross profit margin were primarily due to higher product costs and, to a lesser extent, higher distribution costs, partially offset by the net benefit of price gains.

Operating Expenses. Sales and marketing and research and development expenses increased primarily due to higher personnel-related and travel costs. General and administrative expense increased primarily due to third-party service costs and an increase in allowances for doubtful accounts receivable. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth by approximately 3%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$28,452		$29,126		$(674)	(2.3%)
Cost of revenue	10,990		12,278		(1,288)	(10.5%)
Gross profit	17,462	61.4%	16,848	57.8%	614	3.6%

Operating expenses:
Sales and marketing	5,783	20.3%	5,324	18.3%	459	8.6%
General and administrative	4,231	14.9%	4,596	15.8%	(365)	(7.9%)
Research and development	2,968	10.4%	3,328	11.4%	(360)	(10.8%)
Total operating expenses	12,982	45.6%	13,248	45.5%	(266)	(2.0%)
Income from operations	$4,480	15.7%	$3,600	12.4%	$880	24.4%

Revenue. The unfavorable impact of foreign currency movements decreased revenue by 9.2%. Excluding the impact of foreign currency, LPD revenue grew 6.9%. This increase was primarily driven by higher herd health screening, comparisons to low prior year revenues from China’s Swine Fever disease management programs, and higher realized price increases.

Gross Profit. Gross profit increased due to a 360 basis point increase in the gross profit margin, driven by a 540 basis point increase from foreign currency movements, primarily from the impact of hedge gains in the current year compared to hedge losses in the prior year. Decreases in the gross profit margin were primarily due to investments in our bovine laboratory services, higher distribution and freight costs, and higher product costs, partially offset by favorable product mix.

Operating Expenses. Sales and marketing expense increased primarily due to increases in personnel-related costs and product marketing costs. General and administrative and research and development expenses decreased primarily due to lower personnel-related costs. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth by approximately 5%.

Other

The following table presents the Other results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$7,379		$10,657		$(3,278)	(30.8%)
Cost of revenue	3,955		5,149		(1,194)	(23.2%)
Gross profit	3,424	46.4%	5,508	51.7%	(2,084)	(37.8%)

Operating expenses:
Sales and marketing	420	5.7%	695	6.5%	(275)	(39.6%)
General and administrative	3,663	49.6%	1,414	13.3%	2,249	159.1%
Research and development	371	5.0%	583	5.5%	(212)	(36.4%)
Total operating expenses	4,454	60.4%	2,692	25.3%	1,762	65.5%
Income from operations	$(1,030)	(14.0%)	$2,816	26.4%	$(3,846)	(136.6%)

Revenue. The decrease in revenue was primarily due to lower OPTI COVID-19 PCR testing products and services in the U.S., and lower OPTI Medical consumables revenue internationally. The impact of foreign currency movements increased revenue by 0.1%.

Gross Profit. Gross profit decreased due to lower sales volume and a 530 basis point decrease in the gross profit margin. The decrease in the gross profit margin was primarily due to product mix and higher freight and distribution costs, partially offset by lower service costs associated with lower disease testing. The overall change in foreign currency exchange rates had an immaterial impact on gross profit.

Operating Expenses. Sales and marketing expense decreased primarily due to lower personnel-related costs. General and administrative expense increased primarily due to higher foreign exchange losses on settlements of foreign currency denominated transactions, as compared to the prior year, for all operating segments which are reported within our Other segment. Research and development expense decreased primarily due to lower project costs compared to investments in the development of infectious disease tests during the prior year.

Non-Operating Items

Interest Expense. Interest expense was $11.0 million for the three months ended September 30, 2022, as compared to $7.1 million for the same period in the prior year. The increase in interest expense was primarily the result of higher average debt levels.

Provision for Income Taxes. Our effective income tax rate was 22.7% for the three months ended September 30, 2022, as compared to 20.0% for the three months ended September 30, 2021. The increase in our effective tax rate was primarily driven by decreases in tax benefits related to share-based compensation and higher taxes on international income.

Results of Operations

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

Total Company. The following table presents total Company revenue by operating segment:

	For the Nine Months Ended September 30,
Net Revenue (dollars in thousands)	2022	2021	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$2,310,261	$2,170,857	$139,404	6.4%	(3.1%)	0.9%	8.6%
United States	1,563,150	1,415,565	147,585	10.4%	—	1.2%	9.2%
International	747,111	755,292	(8,181)	(1.1%)	(8.8%)	0.4%	7.3%

Water	116,406	109,374	7,032	6.4%	(3.5%)	0.1%	9.8%
United States	58,304	53,531	4,773	8.9%	—	—	8.9%
International	58,102	55,843	2,259	4.0%	(6.9%)	0.3%	10.6%

LPD	89,211	101,920	(12,709)	(12.5%)	(5.2%)	—	(7.3%)
United States	12,054	11,441	613	5.4%	—	—	5.4%
International	77,157	90,479	(13,322)	(14.7%)	(5.7%)	—	(9.0%)

Other	22,878	32,119	(9,241)	(28.8%)	0.5%	—	(29.2%)

Total Company	$2,538,756	$2,414,270	$124,486	5.2%	(3.2%)	0.9%	7.5%
United States	1,646,023	1,502,219	143,804	9.6%	—	1.1%	8.5%
International	892,733	912,051	(19,318)	(2.1%)	(8.2%)	0.4%	5.7%
(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in organic revenue reflects higher realized prices and continued demand for companion animal diagnostics globally, supported by higher CAG Diagnostics recurring revenue, primarily in the U.S. Increases in our subscription-based veterinary software and diagnostic imaging services also contributed to higher revenue for the year. The higher revenue in our Water business was primarily due to higher testing volumes and the benefit of price increases. The decline in our LPD business was primarily due to lower demand for swine testing in China compared to high prior year levels. The decrease in Other revenue reflects lower sales of OPTI COVID-19 PCR testing products. The impact of currency movements decreased total revenue growth by 3.2% while the impact of acquisitions increased total revenue growth by 0.9%.

The following table presents total Company results of operations:

	For the Nine Months Ended September 30,				Change
Total Company - Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$2,538,756		$2,414,270		$124,486	5.2%
Cost of revenue	1,019,345		981,259		38,086	3.9%
Gross profit	1,519,411	59.8%	1,433,011	59.4%	86,400	6.0%

Operating expenses:
Sales and marketing	392,570	15.5%	358,277	14.8%	34,293	9.6%
General and administrative	243,201	9.6%	226,194	9.4%	17,007	7.5%
Research and development	211,402	8.3%	115,703	4.8%	95,699	82.7%
Total operating expenses	847,173	33.4%	700,174	29.0%	146,999	21.0%
Income from operations	$672,238	26.5%	$732,837	30.4%	$(60,599)	(8.3%)

Gross Profit. Gross profit increased due to higher sales volumes and a 40 basis point increase in the gross profit margin. The impact from foreign currency movements increased the gross profit margin by approximately 50 basis points, primarily from the impact of hedge gains in the current year as compared to hedge losses in the prior year. Excluding the impact of foreign currency movements, the decrease in the gross margin was primarily due to higher service costs, including increases in labor and facility costs, and higher freight and distribution costs. These decreases were partially offset by net price gains, improved software services gross margins, and the benefit of our reference laboratory productivity initiatives, which helped to offset the effects of inflation. The margin also benefited from comparison to a prior year impairment charge related to rental assets in certain regions.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs, including investments in our global commercial capability. General and administrative expense increased primarily due to higher personnel-related costs, increases in amortization and depreciation expense related to business acquisitions and capital investments, and an increase in allowances for doubtful accounts receivable. Research and development expense increased primarily due to discrete investments for the acquisition of rights to use certain licensed technology under intellectual property licensing arrangements, project costs, and higher personnel-related costs. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth by approximately 2%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Nine Months Ended September 30,
Net Revenue (dollars in thousands)	2022	2021	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$2,017,532	$1,916,938	$100,594	5.2%	(3.2%)	0.2%	8.2%
IDEXX VetLab consumables	796,072	755,158	40,914	5.4%	(4.0%)	—	9.4%
Rapid assay products	242,542	230,472	12,070	5.2%	(1.5%)	—	6.8%
Reference laboratory diagnostic and consulting services	894,795	851,757	43,038	5.1%	(2.7%)	0.4%	7.3%
CAG diagnostics services and accessories	84,123	79,551	4,572	5.7%	(4.3%)	—	10.1%
CAG Diagnostics capital - instruments	108,400	105,645	2,755	2.6%	(4.9%)	—	7.5%
Veterinary software, services and diagnostic imaging systems	184,329	148,274	36,055	24.3%	(0.9%)	11.0%	14.3%
Net CAG revenue	$2,310,261	$2,170,857	$139,404	6.4%	(3.1%)	0.9%	8.6%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding

CAG Diagnostics Recurring Revenue. The increase was driven by expanding demand for companion animal diagnostics globally across modalities. The increase in CAG Diagnostics recurring revenue was primarily due to higher realized prices and increased volumes in IDEXX VetLab consumables and reference laboratory diagnostic services. The impact of foreign currency movements decreased CAG Diagnostics recurring revenue growth by 3.2%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher price realization and higher sales volumes, primarily of our Catalyst consumables and, to a lesser extent, ProCyte consumables. These volume increases were supported by the expansion of our installed base of instruments, our expanded menu of available tests in certain regions, and high customer retention levels. The impact of currency movements decreased revenue growth by 4.0%.

The increase in rapid assay revenue resulted primarily from higher price realization and higher clinic testing levels, primarily from SNAP 4Dx Plus.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to higher testing volumes and price realization in our U.S. labs. Growth in other regions was primarily due to higher price realization, partially offset by moderately lower international volumes as compared to strong prior period demand levels. Acquisitions increased revenue growth by 0.4%. The impact of currency movements decreased revenue growth by 2.7%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the increase in our active installed base of instruments.

CAG Diagnostics Capital – Instrument Revenue. The increase in instrument revenue was primarily due to strong premium instrument placements, primarily of the ProCyte One analyzer, to support increased diagnostic testing.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The acquired business increased revenue growth by 11.0%. Excluding the impact of the acquisition, the increase in veterinary software and services revenue was primarily due to higher subscription-based service revenue supported by the expansion in our active installed base, and higher realized prices on service offerings. The increase in our diagnostic imaging systems revenue was primarily due to increases in our active installed base resulting in higher service revenue, as well as higher realized prices.

The following table presents the CAG segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$2,310,261		$2,170,857		$139,404	6.4%
Cost of revenue	938,574		893,326		45,248	5.1%
Gross profit	1,371,687	59.4%	1,277,531	58.8%	94,156	7.4%

Operating expenses:
Sales and marketing	359,732	15.6%	327,297	15.1%	32,435	9.9%
General and administrative	213,083	9.2%	199,635	9.2%	13,448	6.7%
Research and development	197,767	8.6%	100,707	4.6%	97,060	96.4%
Total operating expenses	770,582	33.4%	627,639	28.9%	142,943	22.8%
Income from operations	$601,105	26.0%	$649,892	29.9%	$(48,787)	(7.5%)

Gross Profit. Gross profit increased primarily due to higher sales volume, as well as a 60 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to recurring revenue net price gains, improved software services gross margins, and the benefit of our reference laboratory productivity initiatives, which helped to offset the effects of inflation. These increases were partially offset by higher service costs, including increases in labor and facility costs, higher freight and distribution costs, and higher product costs. The margin also benefited from comparison to a prior year impairment charge related to rental assets in certain regions. The impact from foreign currency movements increased the gross profit margin by approximately 30 basis points, primarily from the impact of hedge gains in the current year as compared to hedge losses in the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs, including investments in our global commercial capability. General and administrative expense increased primarily due to higher personnel-related costs, increases in amortization and depreciation expense related to business acquisitions and capital investments, and an increase in allowances for doubtful accounts receivable. Research and development expense increased primarily due to discrete investments for the acquisition of rights to use certain licensed technology under intellectual property licensing arrangements, project costs, and higher personnel-related costs. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth by approximately 2%.

Water

The following table presents the Water segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$116,406		$109,374		$7,032	6.4%
Cost of revenue	33,904		33,468		436	1.3%
Gross profit	82,502	70.9%	75,906	69.4%	6,596	8.7%

Operating expenses:
Sales and marketing	13,954	12.0%	13,017	11.9%	937	7.2%
General and administrative	10,652	9.2%	10,111	9.2%	541	5.4%
Research and development	3,398	2.9%	3,179	2.9%	219	6.9%
Total operating expenses	28,004	24.1%	26,307	24.1%	1,697	6.5%
Income from operations	$54,498	46.8%	$49,599	45.3%	$4,899	9.9%

Revenue. The increase in revenue was due to higher realized prices and testing volumes, primarily in our Colilert test products and related accessories used in coliform and E. coli testing. The impact of currency movements decreased revenue growth by 3.5%. The impact of an acquisition during the third quarter increased revenue growth for nine months by 0.1%

Gross Profit. Gross profit increased due to higher sales volumes and a 150 basis point increase in the gross profit margin, which reflected a 210 basis point increase due to foreign currency movements, primarily from the impact of hedge gains in the current year compared to hedge losses in the prior year. Decreases in the gross profit margin were primarily due to higher product costs and higher distribution and freight costs, partially offset by higher realized prices.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs. General and administrative expense increased primarily due to higher personnel-related and third-party service costs. Research and development expense increased primarily due to higher personnel-related costs. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth by approximately 2%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$89,211		$101,920		$(12,709)	(12.5%)
Cost of revenue	35,206		38,665		(3,459)	(8.9%)
Gross profit	54,005	60.5%	63,255	62.1%	(9,250)	(14.6%)

Operating expenses:
Sales and marketing	17,567	19.7%	16,004	15.7%	1,563	9.8%
General and administrative	12,924	14.5%	13,175	12.9%	(251)	(1.9%)
Research and development	9,067	10.2%	9,800	9.6%	(733)	(7.5%)
Total operating expenses	39,558	44.3%	38,979	38.2%	579	1.5%
Income from operations	$14,447	16.2%	$24,276	23.8%	$(9,829)	(40.5%)

Revenue. Revenue decreased primarily due to lower demand for diagnostic testing in China. Beginning during the second quarter of 2021 and continuing through the first half of 2022, we experienced lower livestock testing volumes in China, as changes in disease management approaches, low pork prices, and changes in government requirements related to the live animal imports and livestock infectious disease programs impacted testing volumes, in comparison to high prior-year demand for African Swine Fever testing. These declines were moderated during the third quarter with modest volume increases in our swine testing market in China compared to low prior year levels. The decrease in revenue was partially offset by higher herd health screening in other Asia Pacific markets and higher price gains. The unfavorable impact of foreign currency movements decreased revenue growth by 5.2%.

Gross Profit. The decrease in gross profit was primarily due to lower sales volumes and a 160 basis point decrease in the gross profit margin. The decrease in the gross profit margin is primarily due to higher freight and distribution costs, investments in our bovine laboratory services, the unfavorable overall mix impacts largely from lower African Swine Fever testing, and higher product costs. The decrease in the gross profit margin was partially offset by the impact from foreign currency movements, which increased gross profit margin by approximately 380 basis points, primarily from the impact of hedge gains in the current year compared to hedge losses in the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to increases in personnel-related and travel costs, as well as product marketing costs. General and administrative and research and development expenses decreased primarily due to lower personnel-related costs. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth by approximately 4%.

Other

The following table presents the Other results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$22,878		$32,119		$(9,241)	(28.8%)
Cost of revenue	11,661		15,800		(4,139)	(26.2%)
Gross profit	11,217	49.0%	16,319	50.8%	(5,102)	(31.3%)

Operating expenses:
Sales and marketing	1,317	5.8%	1,959	6.1%	(642)	(32.8%)
General and administrative	6,542	28.6%	3,273	10.2%	3,269	99.9%
Research and development	1,170	5.1%	2,017	6.3%	(847)	(42.0%)
Total operating expenses	9,029	39.5%	7,249	22.6%	1,780	24.6%
Income from operations	$2,188	9.6%	$9,070	28.2%	$(6,882)	(75.9%)

Revenue. The decrease in revenue was primarily due to lower sales of OPTI COVID-19 PCR testing products and services in the U.S. and lower OPTI Medical consumables revenue internationally. The impact of foreign currency movements increased revenue by 0.5%.

Gross Profit. Gross profit decreased due to lower sales volume and a 180 basis point decrease in the gross profit margin. The decrease in the gross profit margin was primarily due to product mix and higher freight and distribution costs, partially offset by lower service costs associated with lower disease testing, as well as the benefit from the comparison to write-downs of excess COVID-19 testing inventory in the prior period. The overall change in foreign currency exchange rates had an immaterial impact on gross profit.

Operating Expenses. Sales and marketing expense decreased primarily due to lower personnel-related costs. General and administrative expense increased primarily due to higher foreign exchange losses on settlements of foreign currency denominated transactions, as compared to the prior year, as well as higher estimated bad debt expense. Foreign exchange losses on settlements for all operating segments are reported within our Other segment. Research and development expense decreased primarily due to lower project costs compared to investments in the development of infectious disease tests during the prior year.

Non-Operating Items

Interest Expense. Interest expense was $26.3 million for the nine months ended September 30, 2022, as compared to $22.3 million for the same period in the prior year. The increase in interest expense was primarily the result of higher average debt levels.

Provision for Income Taxes. Our effective income tax rate was 21.6% for the nine months ended September 30, 2022, as compared to 18.1% for the nine months ended September 30, 2021. The increase in our effective tax rate was primarily driven by decreases in tax benefits related to share-based compensation and higher taxes on international income.

Liquidity and Capital Resources

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. As of September 30, 2022, we had $99.2 million of cash and cash equivalents, as compared to $144.5 million as of December 31, 2021. Working capital totaled negative $131.1 million as of September 30, 2022, as compared to $192.1 million as of December 31, 2021. The change in working capital is primarily due to the borrowings under our Credit Facility. As of September 30, 2022, we had borrowing availability of $365.5 million under our $1 billion Credit Facility, with $633.0 million outstanding borrowings on the Credit Facility. The general availability of funds under our Credit Facility is reduced by $1.5 million for outstanding letters of credit. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for at least the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example to fund significant discretionary activities, we could elect to raise capital in the U.S. through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and marketable securities are generally available without restrictions to fund ordinary business operations outside the U.S.
The following table presents cash, cash equivalents, and marketable securities held domestically and by our foreign subsidiaries:

Cash, cash equivalents and marketable securities (in thousands)	September 30, 2022	December 31, 2021

U.S.	$4,171	$2,632
Foreign	95,005	141,822
Total	$99,176	$144,454

Total cash, cash equivalents, and marketable securities held in U.S. dollars by our foreign subsidiaries	$8,683	$6,245
Of the $99.2 million of cash and cash equivalents held as of September 30, 2022, greater than 99% was held as bank deposits. Cash and cash equivalents at September 30, 2022, included approximately USD $3.5 million of cash held in countries with currency control restrictions, which limit our ability to transfer funds outside of the country in which they are held. The currency control restricted cash is generally available for use within the country where it is held.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021

Days sales outstanding (1)	43.4	43.2	42.0	42.4	42.7
Inventory turns (2)	1.3	1.5	1.6	2.0	1.9
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

The decrease in inventory turns over the current year is a result of larger inventory on-hand, as we have increased inventory due to planned inventory growth to support higher demand and product availability, as well as new product launches.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Nine Months Ended September 30,
(in thousands)	2022	2021	Dollar Change

Net cash provided by operating activities	$369,556	$545,582	$(176,026)
Net cash used by investing activities	(146,121)	(248,927)	102,806
Net cash used by financing activities	(254,216)	(531,594)	277,378
Net effect of changes in exchange rates on cash	(14,497)	(3,786)	(10,711)
Net change in cash and cash equivalents	$(45,278)	$(238,725)	$193,447

Operating Activities. The decrease in cash provided by operating activities of $176.0 million was driven primarily by a decrease in net income as a result of research and development investments, and changes in inventory and other assets and liabilities. The following table presents cash flow impacts from changes in operating assets and liabilities:

	For the Nine Months Ended September 30,
(in thousands)	2022	2021	Dollar Change

Accounts receivable	$(35,061)	$(49,050)	$13,989
Inventories	(99,621)	(46,891)	(52,730)
Accounts payable	(3,930)	637	(4,567)
Deferred revenue	(3,419)	(7,487)	4,068
Other assets and liabilities	(87,566)	(51,961)	(35,605)
Total change in cash due to changes in operating assets and liabilities	$(229,597)	$(154,752)	$(74,845)

Cash used increased due to changes in operating assets and liabilities during the nine months ended September 30, 2022, as compared to the same period in the prior year, by approximately $74.8 million. Cash used for inventory in the current period, as compared to the prior period, was higher primarily due to planned inventory growth to support higher demand and product availability. The increase of cash used for other assets and liabilities was primarily due to lower non-cash operating expenses recorded as accrued liabilities for personnel-related costs, as compared to the same period in the prior year, partially offset by accrued research and development investments in the current year. The decrease in cash used by accounts receivable, as compared to the same period in the prior year, was primarily due to the timing of revenue within the prior year with high levels of growth.

We have historically experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

During 2022, we entered into two arrangements to license intellectual property for which we paid $55.0 million and accrued $25.0 million in subsequent payments, all of which was charged to research and development expense. We also made a $10.0 million payment for a perpetual intellectual property license, which will be amortized over 10 years.

During 2022, we purchased $25.0 million of preferred shares for a noncontrolling minority interest in one of the entities with which we have a license agreement. The purchase of the preferred shares is reflected in investing activities.

Investing Activities. Cash used by investing activities was $146.1 million for the nine months ended September 30, 2022, as compared to $248.9 million for the same period in the prior year. The decrease in cash used by investing activities was primarily due to the acquisition of ezyVet during the second quarter of 2021, partially offset by an acquisition of an intangible asset during the first quarter of 2022, an equity investment during the second quarter of 2022, and the acquisition of a water testing business in the third quarter of 2022.

Our outlook for full year capital spending is approximately $165 million for 2022, including $40 million to $50 million in 2022 spending for our new manufacturing and warehouse project.

Financing Activities. Cash used by financing activities was $254.2 million for the nine months ended September 30, 2022, as compared to $531.6 million of cash used for the same period in the prior year. The decrease in cash used by financing activities was due to a $559.5 million increase in borrowings under our Credit Facility, partially offset by $243.7 million in additional repurchases of our common stock in the current period as compared to the same period in the prior year. Cash was also used to pay off our $75.0 million 2022 Series A Notes when due and payable on February 14, 2022.

Cash used to repurchase shares of our common stock increased $243.7 million during the nine months ended September 30, 2022. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders, and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. Refer to Note 12 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Under our Credit Facility, the net borrowing activity during the nine months ended September 30, 2022, as compared to the same period in the prior year, increased $559.5 million. As of September 30, 2022, we had $633.0 million outstanding borrowings under the Credit Facility. The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness, and a change of control default.

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

Subsequent Event - Credit Facility. On October 20, 2022, we amended our Existing Credit Agreement to (i) provide for a borrowing by us effective October 20, 2022, of an incremental term loan in an aggregate principal amount of $250 million, (ii) convert all existing borrowings, which have interest rates determined by reference to a LIBOR-based interest rate, to borrowings determined by reference to a SOFR-based interest rate, (iii) provide for an option by us to obtain incremental borrowings under the Credit Agreement of term loans and/or revolving credit commitments of up to an aggregate principal amount of $250 million, which would represent an aggregate maximum of up to $1.5 billion outstanding under the Credit Agreement, subject to obtaining commitments from existing or new lenders and satisfying other conditions specified in the Credit Agreement, and (iv) add certain implementing mechanics relating to the foregoing.

On October 20, 2022, pursuant to the terms of the Credit Agreement, the term lenders thereunder provided us, as borrower, an incremental term loan in an aggregate principal amount of $250 million (the “Term Loan”). The Term Loan matures on October 20, 2025. The net proceeds of the Term Loan were used to repay previously incurred revolver borrowings under the Existing Credit Agreement. The Term Loan is subject to the same affirmative and negative covenants and events of default as the borrowings previously incurred pursuant to the Existing Credit Agreement. The applicable interest rate for the Term Loan is calculated at a per annum rate equal to either (at our option) (1) a prime rate plus a margin ranging from 0.0% to 0.375% based on our consolidated leverage ratio, (2) an adjusted term SOFR rate, plus 0.10%, plus a margin ranging from

0.875% to 1.375% based on our consolidated leverage ratio, or (3) an adjusted daily simple SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio.

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

Financial Covenant. The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, non-recurring transaction expenses incurred in connection with acquisitions, share-based compensation expense, and certain other non-cash losses and charges (“Adjusted EBITDA”) not to exceed 3.5-to-1. As of September 30, 2022, we were in compliance with such covenant. The following details our consolidated leverage ratio calculation:

(in thousands)	Twelve Months Ended
Trailing 12 Months Adjusted EBITDA:	September 30, 2022

Net income attributable to stockholders (as reported)	$669,653
Interest expense	33,788
Provision for income taxes	168,987
Depreciation and amortization	110,875
Acquisition-related expense	3,113
Share-based compensation expense	46,204
Extraordinary and other non-recurring non-cash charges	—
Adjusted EBITDA	$1,032,620

(dollars in thousands)
Debt to Adjusted EBITDA Ratio:	September 30, 2022

Line of credit	$633,000
Current and long-term portions of long-term debt	760,814
Total debt	1,393,814
Acquisition-related contingent consideration payable	4,024
Financing leases	6
Deferred financing costs	431
Gross debt	$1,398,275
Gross debt to Adjusted EBITDA ratio	1.35

Less: Cash and cash equivalents	$99,176
Net debt	$1,299,099
Net debt to Adjusted EBITDA ratio	1.26

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies, and guarantees as of September 30, 2022, are described in Note 16 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Impacts. Approximately 20% and 21% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies for the three and nine months ended September 30, 2022, respectively, as compared to 22% for both the three and nine months ended September 30, 2021. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated costs and expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. dollar denominated revenues.

Our foreign currency exchange impacts are comprised of three components: 1) local currency revenues and expenses; 2) the impact of hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. Based on projected revenues and expenses for the remainder of 2022, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1% strengthening of the U.S. dollar would reduce revenue by approximately $3 million and operating income by approximately $1 million. Additionally, we project our foreign currency hedge contracts in place as of September 30, 2022, would result in incremental offsetting gains of approximately $0.5 million in operating income. The impact of the intercompany and trade balances, and monetary balances referred to in the third component above, have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have on such balances.

At our current foreign currency exchange rate assumptions, we anticipate the effect of a stronger U.S. dollar for the remainder of the year, as compared to the respective prior-year period, will have an unfavorable impact on our operating results by decreasing our revenues, operating profit, and diluted earnings per share for the remainder of the year ending December 31, 2022, by approximately $46 million, $10 million, and $0.9 per share, respectively. This unfavorable year-over-year currency impact includes foreign currency hedging activity, which is expected to increase our total operating profit by approximately $13 million and $0.12 per share for the remainder of the year ended December 31, 2022. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimates assume that the value of the U.S. dollar will reflect the euro at $0.96, the British pound at $1.09, the Canadian dollar at $0.72, and the Australian dollar at $0.62; and the Japanese yen at ¥148, the Chinese renminbi at RMB 7.26, and the Brazilian real at R$5.28 relative to the U.S. dollar for the remainder of 2022.

The following table presents the estimated foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share for the current period and as compared to the respective prior-year period:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021

Revenue impact	$(34,901)	$6,760	$(77,562)	$51,474

Operating profit impact, excluding hedge activity and exchange impacts on settlement of foreign currency denominated transactions	$(16,180)	$4,560	$(38,888)	$30,490
Hedge gains (losses) - current period	8,635	(1,583)	16,652	(6,728)
Exchange (losses) on settlements of foreign currency denominated transactions - current period	(3,036)	(838)	(4,643)	(1,762)
Operating profit impact - current period	$(10,581)	$2,139	$(26,879)	$22,000

Hedge losses (gains) - prior period	1,583	591	6,728	(2,562)
Exchange losses (gains) on settlement of foreign currency denominated transactions - prior period	838	(616)	1,762	492
Operating profit impact - as compared to prior period	$(8,160)	$2,114	$(18,389)	$19,930

Diluted earnings per share impact - as compared to prior period	$(0.07)	$0.02	$(0.17)	$0.18

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I. Item 1A. Risk Factors” in our 2021 Annual Report and the risk factor included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “First Quarter 10-Q”), as supplemented and modified in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “Second Quarter 10-Q”), which supplements and should be read in conjunction with the risk factors disclosed in our 2021 Annual Report, any and all of which could materially affect our business, financial condition, or future results. There have been no material changes from the risk factors previously disclosed in the 2021 Annual Report and the First Quarter 10-Q, as supplemented and modified in the Second Quarter 10-Q, and set forth below is the risk factor included in the First Quarter 10-Q, as supplemented and modified in the Second Quarter 10-Q. The risks described below and in our 2021 Annual Report, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

The current war in Ukraine may adversely affect our business, financial condition, and results of operations

Since our business is global in nature, political, economic, and other conditions in foreign countries and regions, including geopolitical risks, such as the current war between Russia and Ukraine, may adversely affect our business, financial condition, and results of operations.

Our operations in the Russia, Belarus, and Ukraine region are limited. Our 2021 revenue from the region represented less than 1% of our 2021 consolidated revenue, and we have no manufacturing or significant supply arrangement in the region. After significantly scaling back our operations in Russia in the first quarter, including suspending sales of veterinary diagnostic equipment; promotional, marketing, and hiring activities; and new business development and related investments, we decided in June 2022 to wind down and liquidate our sole Russian subsidiary, as well as our direct Russian operations, which consisted of marketing and selling diagnostic products for veterinary clinics in Russia.

After we conclude the wind-down of our direct Russian operations, we anticipate that only a limited number of our products, which are important for human or animal healthcare, will continue to be sold in Russia pursuant to ongoing third-party distribution agreements. Some of our products are also sold in Belarus pursuant to ongoing third-party distribution agreements. These limited operations in the region have been affected by sanctions and other economic, financial, and export restrictions imposed by various governments. The broader consequences of this war, which may include further sanctions, embargoes, regional instability, potential retaliatory action by sanctioned governments against companies (including us), increased tensions between the United States and countries in which we operate, and the extent of the war’s effect on our business and results of operations, as well as the global economy, cannot be predicted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2022, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

July 1 to July 31, 2022	192,651		$375.42	192,651	3,488,832
August 1 to August 31, 2022	123,778		$384.94	123,509	3,365,323
September 1 to September 30, 2022	136,784		$340.78	136,634	3,228,689
Total	453,213	(2)		452,794	3,228,689

(1)On August 13, 1999, our Board of Directors approved and announced the repurchase of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The authorization has been increased by the Board of Directors on numerous occasions; most recently, on February 12, 2020, the maximum level of shares that may be repurchased under the program was increased from 68 million to 73 million shares. There is no specified expiration date for this share repurchase program. There were no other repurchase programs outstanding during the three months ended September 30, 2022, and no share repurchase programs expired during the period. There were 452,794 share repurchases made during the three months ended September 30, 2022, in transactions made pursuant to our share repurchase program.

(2)During the three months ended September 30, 2022, we received 419 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

The total shares repurchased include shares surrendered for employee statutory tax withholding. Refer to Note 12 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Item 6. Exhibits

Exhibit No.	Description

10.1
Amendment No. 1, dated as of October 20, 2022, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation, IDEXX B.V., IDEXX Laboratories B.V., and IDEXX Laboratories GmbH, as borrowers (collectively, “Borrowers”), the lenders, JPMorgan Chase Bank, N.A., as administrative agent (“Agent”), JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and the other parties thereto, to Fourth Amended and Restated Credit Agreement, dated as of December 9, 2021, among the Borrowers, the lenders, the Agent, and the other parties thereto (filed as Exhibit 10.1 to Current Report on Form 8-K filed October 21, 2022, File No. 0-19271, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial and related information from IDEXX Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: November 1, 2022	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)