Form 10-K
period 2022-12-31
IDEXX LABORATORIES INC /DE
filed 2023-02-16
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Based on the closing sale price on June 30, 2022 of the registrant’s Common Stock, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the NASDAQ Global Select Market, the aggregate market value of the voting stock held by non-affiliates of the registrant was $28,964,148,468. For these purposes, the registrant considers its directors and executive officers to be its only affiliates.
The number of shares outstanding of the registrant’s Common Stock was 82,903,371 on February 10, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Part III—Specifically identified portions of the Company’s definitive Proxy Statement to be filed in connection with the Company’s 2023 annual meeting of stockholders (the “2023 Annual Meeting”), to be held on May 17, 2023, are incorporated herein by reference.

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

Term/Abbreviation	Definition

AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAG	Companion Animal Group, a reporting segment that provides veterinarians diagnostic products and services and information management solutions that enhance the health and well-being of pets.
cGMP	The FDA’s current Good Manufacturing Practice regulations.
Clinical visits	The reason for the visit involves an interaction between a clinician and a pet.
Credit Facility	Our $1.25 billion five-year unsecured credit facility under an amended and restated credit agreement; consisting of i) $1 billion revolving credit facility, also referred to as line of credit, and ii) $250 million three-year term loan.
CRP	Canine C-reactive protein
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share, if not specifically stated, EPS refers to earnings per share on a diluted basis.
EU	European Union
FASB	U.S. Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Instrument rebate programs	Our customer instrument rebate programs, previously referred to as IDEXX Instrument Marketing Programs, which require an instrument purchase and provide customers the opportunity to earn future rebates based on the volume of products and services they purchase over the term of the program.
IVLS	IDEXX VetLab Station, connects and integrates the diagnostic information from all the IDEXX VetLab analyzers and thus provides reference laboratory information management system capability.
Kits and consumables	Rapid assay kits and IDEXX VetLab consumables
LIBOR	London Interbank Offered Rate, a benchmark interest rate used between banks and used to set interest rates on loans.
LPD	Livestock, Poultry and Dairy, a reporting segment that provides diagnostic products and services for livestock and poultry health and ensures the quality and safety of milk and improves producer efficiency.
OCI	Other comprehensive income or loss
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

Organic revenue growth	A non-GAAP financial measure that represents the percentage change in revenue, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies.
Ortho	Ortho Clinical Diagnostics, Inc., a subsidiary of QuidelOrtho Corporation, a supplier of dry slide consumables used in our Catalyst One and Catalyst Dx Chemistry Analyzers and VetTest Chemistry Analyzer.
Prime rate	The prime rate is an interest rate determined by individual banks. It is often used as a reference rate for many types of loans.
Up-Front customer loyalty programs	Our up-front loyalty programs provide customers with incentives in the form of cash payments or IDEXX Points upon entering into multi-year agreements to purchase annual minimum amounts of future products or services.
PACS	Picture archiving and communication software, our software solution for accessing, storing, and sharing diagnostic images.
PCR	Polymerase chain reaction, a technique used to amplify small segments of DNA.
R&D	Research and Development
Reagent rentals	Instruments being placed at customer sites at little or no cost in exchange for a long-term customer commitment to purchase instrument consumables.
Reported revenue growth	The percentage change in revenue reported in accordance with U.S. GAAP, as compared to the same period in the prior year.

S&P	Standard & Poor’s
S&P 500 Health Care Index	The index for the S&P 500 Health Care (U.S. companies) measures the performance of companies that are classified as members in the Global Industry Classification Standard of health care services sub-industry.
S&P 500 Index	The S&P 500 Index is a U.S. stock market index based on the market capitalization of 500 large companies having common stock listed on the New York Stock Exchange or NASDAQ, including IDEXX.
SaaS	Software-as-a-service
SDMA	Symmetrical dimethyl arginine, a biomarker that detects kidney disease.
SEC	U.S. Securities and Exchange Commission
Senior Note Agreements	Note purchase agreements for the private placement of senior notes, referred to as senior notes or long-term debt.
SOFR	The secured overnight financing rate as administered by the Federal Reserve Board of New York (or a successor administrator of the secured overnight financing rate)
T4	Thyroxine, a hormone produced by the thyroid gland, tested to indicate thyroid health.
U.S. GAAP	Accounting principles generally accepted in the United States of America
USDA	U.S. Department of Agriculture
Volume commitment programs	Programs that provide customers with a free or discounted instrument or system upon entering into multi-year agreements to purchase annual minimum amounts of products and services, such as our IDEXX 360 program.
Water	Water, a reporting segment that provides water microbiology testing products.

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

Our name, logo and the following terms used in this Annual Report on Form 10-K are either registered trademarks or trademarks of IDEXX Laboratories, Inc. in the United States and/or other countries: 4Dx®, Alertys®, Animana® Veterinary Software, Catalyst Dx®, Catalyst One®, Coag Dx™, Colilert®, Colisure®, Cornerstone®, DVMAX®, Enterolert®, ezyVet®, Feline Triple®, Filta-Max®, Filta-Max xpress®, IDEXX I-Vision CR®, IDEXX I-Vision DR®, IDEXX I-Vision Mobile™, IDEXX ImageBank™, IDEXX Neo®, IDEXX-PACS™, IDEXX SDMA®, IDEXX VetLab®, LaserCyte®, LaserCyte® Dx, OPTI®, Pet Health Network®, Petly® Plans, Practice Profile™, ProCyte Dx®, Pseudalert®, Quanti-Tray®, rVetLink®, SediVue Dx®, SNAP®, SNAPduo®, SNAP Pro®, SNAP® cPL™, SNAP® fPL™, SNAPshot Dx®, IDEXX VetAutoread™, VetConnect®, IDEXX VetLab® UA™, VetLINK®, VetLyte®, Vet Radar®, VetStat®, and VetTest®. VetAutoread is a trademark of QBC Diagnostics.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2022, contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to, among other things, global trends in companion animal healthcare and demand for our products and services; our expectations regarding supply chain and logistics challenges; our expectations regarding the labor supply; future revenue growth rates; future tax benefits; the impact of tax legislation and regulatory action; revenue recognition timing and amounts; business trends, earnings and other measures of financial performance; the effect of economic downturns on our business performance; the projected effect of patent and license expirations; the projected impact of foreign currency exchange rates and hedging activities; the impact of the COVID-19 pandemic; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; the working capital and liquidity outlook; interest expense; warranty expense; share-based compensation expense; the adoption and projected impact of new accounting standards; critical accounting estimates; deductibility of goodwill; research and development expense estimate; future commercial and operational efforts; future product launches; projected cost and completion of capital investments; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events, are based on current estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the matters described under the headings “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K. Any forward-looking statements represent our estimates only as of the day this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public and they are subject to the risks and uncertainties described or cross-referenced in this section. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

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
•Products that test water for certain microbiological contaminants; and
•Point-of-care electrolytes and blood gas analyzers.

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

    Rapid Assay. The SNAP rapid assays are single-use, handheld test kits that can work without the use of instrumentation, although many kits may also be activated with results automatically captured and interpreted by the SNAP Pro Analyzer. This device improves medical care by allowing veterinarians to share the test results with the pet owner on the SNAP Pro Analyzer screen, or via VetConnect PLUS. Our SNAPshot Dx analyzer can run multiple patient samples at once. The principal canine SNAP rapid assay tests include SNAP 4Dx Plus, which tests for the six vector-borne diseases causing pathogens, including Lyme disease as well as canine heartworm, and SNAP Heartworm RT, which tests for heartworm. Sales of our canine vector-borne disease tests are greater in the first half of our fiscal year due to seasonality of disease testing in the veterinary practices in the Northern Hemisphere. The principal feline SNAP rapid assay tests include SNAP Feline Triple, which tests for feline immunodeficiency virus (“FIV”) (which is similar to the virus that leads to AIDS in humans), feline leukemia virus (“FeLV”) and heartworm, and SNAP FIV/FeLV Combo Test, which tests for FIV and FeLV.

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

Our reference laboratories offer a large selection of tests and diagnostic panels to detect a number of disease states and other conditions in animals, including all tests that can be run in-clinic at the veterinary practice with our instruments or rapid assays. This menu of tests also includes a number of specialized tests that we have developed that allow practitioners to diagnose increasingly relevant diseases and conditions in dogs and cats, including parasites, heart disease, allergies, pancreatitis, diabetes, renal disease, and infectious diseases. We also offer cancer screening to aid in diagnosis, assist in therapy selection, and support therapy management and monitoring.

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

    Software applications that extend workflow capabilities for practices and groups. We are able to improve overall patient management and workflow optimization through coordination and tracking of every step of a patient during a hospital stay. Our SmartFlow cloud offering works in conjunction with major veterinary practice management systems, including ezyVet, Cornerstone, Animana, IDEXX Neo, DVMAX, and certain third-party practice management systems, and VetRadar provides workflow capability for ezyVet.

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

Water testing. Our principal products are the Colilert, Colilert-18, and Colisure tests, which detect the presence of total coliforms and E. coli in water. These organisms are broadly used as microbial indicators for potential fecal contamination in water. Our products utilize nutrient-indicators that produce a change in color or fluorescence when metabolized by target microbes in the sample. Our water tests are used by government laboratories, water utilities, and private certified laboratories to test drinking water in compliance with regulatory standards, including U.S. Environmental Protection Agency (“EPA”) standards. The tests also are used in evaluating water used in production processes (for example, in beverage and pharmaceutical applications) and in evaluating bottled water, recreational water, wastewater, and water from private wells. We also sell consumables, parts, and accessories to be used with many of our water testing products. During the third quarter of

2022, we acquired TECTA-PDS, a Canadian-based water testing company with customers in more than 50 countries. Through this acquisition, we are able to provide an automated rapid microbiology monitoring system to detect total coliforms and E. coli or enterococci in water. The TECTA-PDS test has also been approved by the EPA for detecting total coliforms and E. coli for drinking water compliance testing. IDEXX also offers the following products:

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

    Quanti-Tray products. Our Quanti-Tray products, when used in conjunction with our Colilert, Colilert-18, Colisure, Enterolert, Pseudalert, Heterotrophic Plate Count (“HPC”) or Legiolert products, provide users quantitative measurements of microbial contamination rather than a presence/absence indication. Our Quanti-Tray Sealer PLUS, and Quanti-Tray Sealer 2X are used with the Quanti-Tray products for the determination of bacterial density in water samples. Our SimPlate and EasyDisc for HPC products detect the total number of the most common bacteria in a water sample.

Livestock, Poultry and Dairy (“LPD”) - LPD provides diagnostic tests, services, and related instrumentation that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to ensure the quality and safety of milk.

Livestock, Poultry, Heard Health Screening and Production Management. We sell diagnostic tests, services and related instrumentation that are used to manage the health status of livestock and poultry, to improve producer efficiency. Our livestock and poultry diagnostic products are purchased by government and private laboratories that provide testing services to livestock veterinarians, producers, and processors, and also directly by livestock veterinarians and producers. Our herd health screening services are offered to livestock veterinarians and producers. Our principal livestock and poultry diagnostic products include tests for Bovine Viral Diarrhea Virus (“BVDV”), Porcine Reproductive and Respiratory Syndrome (“PRRS”), and African Swine Fever (“ASFV”). BVDV is a common and contagious viral infection that suppresses the immune system, making the animal susceptible to a host of other infections, and impacting beef and dairy production yields as a result. PRRS is a contagious virus causing reproductive problems and respiratory diseases in swine, leading to increased piglet mortality, reduced growth, and vulnerability to secondary infections. Our RealPCR ASFV Test is a real-time polymerase chain reaction (“PCR”) assay that provides early and accurate detection of ASFV supporting prevention, control, and eradication programs by veterinarians and producers. We also sell our Alertys Ruminant Pregnancy Test, Rapid Visual Pregnancy Test and Alertys On-Farm Pregnancy Test for cattle, which can detect pregnancy 28 days after breeding using whole blood samples.

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

OPTI Medical. Through OPTI Medical, we sell point-of-care analyzers and related consumables for use in human medical hospitals and clinics to measure electrolytes, blood gases, acid-base balance, glucose, lactate, blood urea nitrogen and ionized calcium, and to calculate other parameters such as base excess and anion gap. These OPTI analyzers are used primarily in emergency rooms, operating rooms, cardiac monitoring areas, and other locations where time-critical diagnostic testing is performed within the hospital setting. The OPTI CCA-TS2 analyzer runs whole blood, plasma, and serum samples on single-use disposable cassettes that contain various configurations of analytes. We also provide human testing solutions for the detection of SARS-CoV-2, the virus that causes COVID-19, as well as influenza A and B.

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

RESEARCH AND DEVELOPMENT

Our business includes the development and introduction of new products and services and may involve entry into new business areas. We maintain active research and development programs in each of our business segments. Our research and development expenses, which consist of salaries, employee benefits, certain licensing agreements, materials and external consulting and development costs, were $254.8 million for the year ended December 31, 2022, or 7.6% of our consolidated revenue, $161.0 million for the year ended December 31, 2021, or 5.0% of our consolidated revenue and $141.2 million for the year ended December 31, 2020, or 5.2% of our consolidated revenue.

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

While we consider these technology rights to be important to us, a range of factors help to mitigate the future effects of patent and license expiration on our results of operations and financial position. These factors include publications, including peer-reviewed third-party studies, that demonstrate the accuracy of our products; our brand strength and reputation in the marketplace; the breadth, quality and integration of our product offerings; our existing customer relationships and our customer support; our sales force; our online ordering platform that enables direct ordering of (including establishing automatic reorder schedules for) our consumables, tests and other products by our customers; the applicable regulatory approval status for certain products; our continued investments in innovative product improvements that often result in new technologies and/or additional patents; our investment in diagnostic innovations that results in new product offerings that often are patentable and that expand the test menu for our in-clinic instruments and/or reference laboratory business; and our significant know-how, scale and investments related to manufacturing processes of associated product offerings and certain supply arrangements for consumables that are compatible with our instruments. Although we have certain patents and licenses of patents and technologies from third parties that are expected to expire in future years, the expiration of these patents and licenses, individually or in the aggregate, is not expected to have a material effect on our financial position or future operations. In addition, we already face robust competition as other companies have been successful in bringing competitive products to market, despite the protections afforded by these technology rights.

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

Instruments and consumables. Significant products supplied by sole and single-source providers include certain Catalyst Dx and Catalyst One consumables (other than electrolyte consumables and the fructosamine, T4, CRP, progesterone, and SDMA, and Bile Acid slides), VetTest slides, VetLyte consumables, LaserCyte Dx consumables, VetAutoread and ProCyte Dx analyzers and consumables, SediVue Dx urinalysis instruments and consumables, and certain components of our internally manufactured analyzers.

Certain Catalyst chemistry slides are supplied by Ortho under supply agreements that are currently set to expire in December of 2031. We are required to purchase all of our requirements for our current menu of Catalyst chemistry slides from Ortho to the extent Ortho is able to supply those requirements. The agreements provide for pricing based on purchase volumes and a fixed annual inflationary adjustment. The agreements also prohibit Ortho from promoting and selling these chemistry slides in the veterinary sector, excluding the EU, other than to IDEXX.

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

Product quality and safety. We believe that product quality and safety are essential to our business. We conduct our operations within an Integrated Management System, which encompasses our Quality Assurance program, to help ensure compliance with applicable regulations, product safety requirements and standards, and customer requirements. This Integrated Management System includes strict manufacturing processes and procedures, employee training, ongoing process improvement, product quality risk management procedures, incident investigation and corrective action procedures, and internal and third-party auditing. Our manufacturing and distribution facilities in Westbrook, Maine; Memphis, Tennessee; and the Netherlands, Switzerland, France and the United Kingdom are certified to the ISO 9001 quality standard, and certain of our other facilities are certified to the environmental (ISO 14001) and testing and calibration laboratory (ISO 17025) quality standards. ISO quality standards are internationally recognized manufacturing standards established by the International Organization for Standardization, which are audited and certified by third-party auditors in addition to our internal self-audits. We also require our key suppliers to have quality management systems that comply with recognized industry standards, such as ISO 9001, and are aligned with our quality requirements, and we regularly conduct audits with our Tier 1 suppliers to verify control systems meet all our requirements. In addition, we make available instructions and other information to help ensure the proper and safe use of our products.

BACKLOG

We do not generally maintain a significant backlog of orders and believe that our backlog at any particular date historically has not been indicative of future sales.

COMPETITION

We compete with many companies ranging from large human and animal health pharmaceutical and medical diagnostics companies to small businesses focused on animal health. Our companion animal veterinary diagnostic products and services compete with both reference laboratory service and in-clinic product providers. Our competitors vary in our different business areas and regions. In some cases, academic institutions, governmental agencies, and other public and private research organizations conduct research activities and may commercialize products or services, which could compete with our products, on their own or through joint ventures. Several of our direct and potential competitors have substantially greater financial and managerial resources than us, as well as greater experience in manufacturing, marketing, research and development, and obtaining regulatory approvals than we do. For more information on risks related to our competition, refer to “Part I, Item 1A. Risk Factors."

Competitive factors in our different business areas are detailed below:

•Companion animal diagnostic offerings. We compete primarily on the basis of ease of use and speed of our products, diagnostic accuracy, product quality, breadth of our product line and services, differentiated product innovations, fully integrated technology, information management capability, enhancement of veterinary practice efficiency, availability of medical consultation, effectiveness of our sales and distribution channels, quality of our technical and customer service, and our pricing relative to the value of our products and services in comparison with competitive products and services. Our major competitors in most geographic locations in North America are Antech Diagnostics, a Mars Petcare brand of Mars, Incorporated; Zoetis Inc. (including its wholly-owned subsidiary Abaxis, Inc.); Heska Corporation, and Samsung Electronics Co., Ltd. We also compete in certain international geographies with Zoetis, Fujifilm Holdings Corporation, Samsung Electronics, Arkray, Inc., Heska, Antech Diagnostics, Mindray, and BioNote, Inc.
•Water, livestock, poultry, and dairy testing products. We compete primarily on the basis of the ease of use, speed, accuracy, product quality, and other performance characteristics of our products and services (including differentiated tests), the breadth of our product line and services, the effectiveness of our sales and distribution channels, the quality of our technical and customer service, our ability to receive regulatory approvals from governing agencies and our pricing relative to the value of our products in comparison with competitive products and services. Our competitors include highly-focused smaller companies and multibillion-dollar companies with small livestock and poultry diagnostics and water testing solution franchises.
•Veterinary Software, Services and Diagnostic Imaging Systems. We compete primarily on the basis of functionality, system workflows, performance characteristics, effectiveness of our implementation, training process and customer service, information handling capabilities, advances in technologies, enhancement of veterinary practice efficiency, and our pricing relative to the value of our products and services in comparison with competitive products and services. We sell these products primarily in North America and Europe. Our largest competitor in North America and the U.K. is Covetrus, Inc., which offers several systems and leverages its animal health distribution business in sales and service. We also compete with numerous highly-focused smaller companies throughout the geographies in which we offer veterinary software, including those offering cloud-based solutions. Our competitors in the diagnostic imaging systems sector include Sound-Eklin, Antech Diagnostics, FUJIFILM, and Heska.

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

Veterinary diagnostic products. Our veterinary diagnostic products including instruments, such as Catalyst One and ProCyte One, as well as their corresponding consumables, are veterinary medical devices regulated by the FDA under the Food, Drug and Cosmetics Act (the “FDC Act”). Other FDA regulated products include our rapid assay products such as SNAP devices and ELISA plates. While the sale of these products does not require premarket approval by the FDA and does not subject us to FDA inspections or the FDA's current Good Manufacturing Practice regulations (“cGMP”), the FDA Act specifies that these products must not be adulterated, mislabeled, or misbranded.

A subset of our veterinary diagnostic products, including our diagnostic test kits for companion and food animal infectious diseases, as well as most of our livestock and poultry products and many of our rapid assay products, are licensed and regulated in the U.S. by the Center for Veterinary Biologics within the United States Department of Agriculture (“USDA”) Animal and Plant Health Inspection Service (“APHIS”). These products must be approved by APHIS before they may be sold in and from the U.S. The APHIS regulatory approval process involves the submission of product validation data, including manufacturing process and facility documentation. Following regulatory licensure to market a product, APHIS requires that each lot of product be submitted for test review before release to customers. In addition, APHIS requires special approval to market products where test results are used in part for government-mandated disease management programs. A number of foreign governments accept APHIS approval to support product registration for sale, distribution, and use within their countries. However, compliance with extensive country-specific regulatory processes is required in connection with importing and marketing diagnostic products in Japan, Germany, Canada, Brazil, the Netherlands, China, and many other countries. We are also required to have a facility license from APHIS to manufacture USDA-licensed products. We have a facility license for our manufacturing facility in Westbrook, Maine which also covers our distribution center in Memphis, Tennessee. Our LPD manufacturing facility in Montpellier, France is a USDA-permitted site, and has been approved by APHIS to manufacture USDA-licensed products.

Water testing products. Our water tests are generally not subject to formal premarket regulatory approval. However, before a test can be used as part of a water quality monitoring program in the U.S. that is regulated by the EPA, the test method must first be approved by the EPA. The EPA approval process involves submission of extensive product performance data in accordance with an EPA-approved protocol, evaluation of the data by the EPA, and publication for public comment of any proposed approval in the Federal Register before final approval. Our Colilert, Colilert-18, Colisure, Quanti-Tray, Filta-Max xpress, Enterolert, and SimPlate for heterotrophic plate counts products have been approved by the EPA for use under various regulatory programs. Water testing products are subject to similarly extensive regulatory processes in other countries around the world.

Dairy testing products. Dairy products used in National Conference on Interstate Milk Shipments (“NCIMS”) milk-monitoring programs in the U.S. are regulated by the FDA as veterinary medical devices. Before these products can be sold in the U.S., performance data must be submitted in accordance with an FDA-approved protocol administered by an independent body, such as the Association of Analytical Chemists Research Institute (“AOAC RI”). Following approval of a product by the FDA, the product must also be accepted by NCIMS, an oversight body that includes state, federal, and industry representatives. Our SNAP Beta-Lactam antibiotic residue test product has been accepted by the FDA, NCIMS, and AOAC RI for sale in the U.S. While some foreign countries accept AOAC RI certification as part of their regulatory approval process, many countries have separate regulatory processes.

Human point-of-care electrolyte and blood gas analyzers. Our OPTI instrument systems are classified by the FDA as Class I and/or Class II medical devices, and their design, manufacture, and marketing are regulated by the FDA. Accordingly, we must comply with cGMP in the manufacture of our OPTI products. The FDA’s Quality System regulations further set forth standards for product design and manufacturing processes, require the maintenance of certain records, and provide for inspections of our facilities by the FDA. New OPTI products fall into FDA classifications that require notification of and review by the FDA via a 510(k) application before marketing or sale of such products. These OPTI products are also subject to the regulations governing the manufacture and marketing of medical devices in other countries in which they are sold, including the EU Medical Devices Regulation and In Vitro Diagnostic Devices Regulation.

Human COVID-19 test products. OPTI manufactures, sells, and distributes PCR and antibody ELISA test kits for the detection of the virus that causes COVID-19. These test kits are subject to regulation by the FDA pursuant to the FDC Act, and more specifically, are sold and distributed pursuant to FDA Emergency Use Authorization. These products are also subject to the regulations governing the manufacturing and marketing of medical devices in other countries in which they are sold, including the EU Medical Devices Regulation and In Vitro Diagnostic Devices Regulations.

Other Chemical, Environmental, and Human Health Safety Regulations. All IDEXX products must comply with applicable global product regulations, including those governing consumer product safety and materials requirements such as the Europeans Union's Electromagnetic Compatibility (“EMC”) Directive, the European Regulation for Registration, Evaluation, Authorization and Restriction of Chemical Substances (“REACH”), the Restriction of Hazardous Substances (“RoHS”) Directive, and the Waste Electrical and Electronic Equipment (“WEEE”) Directive. These complex regulatory requirements create risk to IDEXX’s ability to market and sell our products, our business, and our financial performance. For more information about the risks associated with various U.S. and foreign government regulation, refer to “Various U.S. and foreign government regulations could limit or delay our ability to market and sell our products or otherwise negatively impact our business” under “Part I, Item 1A. Risk Factors.”

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

In the U.S., the EPA regulates chemical use similarly to the European Union. In addition, certain states have their own chemical regulations, such as California's Proposition 65, which requires businesses to provide warnings to California residents about significant risk of exposures to chemicals in products that are known to cause cancer, birth defects, or other reproductive harm. PFAS (per- and polyfluoroalkyl substances), which may be contained in certain IDEXX products, are a subject of increasing regulatory attention. Both the EPA and the European Union have proposed draft regulations regarding PFAS, which include restrictions, data gathering and/or phase-out requirements. In the U.S., a number of states, including Maine, where we manufacture many of our products, have also developed product reporting and/or phase-out requirements. Maine’s statute requires that effective as of January 1, 2023, manufacturers of products with intentionally-added PFAS report the presence of such substances, and specifies that (subject to certain exceptions to be promulgated by the Maine Department of Environmental Protection) no product containing intentionally-added PFAS may be sold in Maine after January 1, 2030. We have applied for an extension for compliance with the reporting requirement.

In addition to the foregoing, our business is generally subject to various U.S. and foreign regulatory authorities, including the U.S. Federal Trade Commission (the “FTC”) and other anti-competition authorities, and we are also subject to anti-bribery and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the UK Bribery Act, import and export laws and regulations, including U.S. import and export control and sanctions laws, and laws and regulations governing the collection, use, retention, sharing and security of data such as the EU General Data Protection Regulation. Development or acquisition of new products and technologies may subject us to additional areas of government regulation. These may involve medical device, water-quality and other regulations of the FDA, the EPA, the USDA, the FTC, and other federal agencies, as well as state, local and foreign governments.

HUMAN CAPITAL

As innovation and customer focus are important parts of our strategy to create long-term value, we aim to attract, motivate, develop, and retain talented employees at all levels who are aligned with and passionate about our Purpose by:

•Building and sustaining an inclusive, ethical culture that values diversity, equity, and inclusion (“DEI”);
•Offering competitive and locally relevant compensation and benefits; and
•Providing growth and development opportunities.

Because our strategy includes developing strong, deep relationships with our veterinary customers, we have focused on growing our companion animal diagnostics field-based organization globally.

Diversity, Equity, and Inclusion. We believe that promoting DEI among our employees helps drive both innovation and a better understanding of our increasingly global customer base. We employ inclusive recruitment practices to source diverse candidates and mitigate potential bias. Our global recruiting team connects our sourcing strategies with diversified talent channels and adopts core competencies that focus on valuing differences, to attract candidates with different backgrounds, ideas, and experiences who will further enrich our culture.

As of December 31, 2022, we had approximately 10,780 regular full-time and part-time employees, with underrepresented minorities representing an estimated 23.7% of our U.S. employees, as follows:

Self-Identified Racial or Ethnic Background (1)
Black/African American	8.7%
Asian	6.5%
Hispanic/Latinx	6.1%
Other (2)	2.1%
White	75.5%
(1) Data regarding racial and ethnic background are based on self-identification by our U.S. employees; underrepresented minorities is defined as Black/African American, Asian, Hispanic/Latinx and Other. The percentages provided do not add up to 100% because some U.S. employees declined to specify race and/or ethnicity.
(2) Other is defined as American Indian, Alaska Native, Native Hawaiian/Other Pacific Islander, and two or more races.

In addition, as of December 31, 2022, women represented 58% of our global employee population and were represented in leadership as follows:

Percentage who self- identify as women
Global People Managers	49.2%
Global Senior Leadership Team (1)	34.2%
Global Senior Executive Team (2)	21.1%
(1) Global Senior Leaders are employees in compensation grades considered Director or above.
(2) Global Senior Executives are employees in compensation grades considered Senior Vice President or above.

Compensation, Benefits and Well-being. We offer fair, competitive compensation and a wide array of competitive and locally relevant benefits (which vary by country and region) that support our employees’ overall well-being, including comprehensive health and welfare insurance; generous time-off and leave; retirement and financial support. We provide free counseling for employees and their dependents globally through our mental wellness partner and Employee Assistance Program. Interactive holistic well-being resources are available to employees globally, including monthly educational webinars, ergonomic support, team fitness challenges, nutrition programs, and self-guided courses on a broad range of topics. In addition, all employees have access to financial education and our employees, their spouses and adult dependents in North America, can engage with a financial coach for help reaching their personal financial goals.

As the COVID-19 pandemic spread globally in early 2020, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. These included having employees work from home, if their job duties allowed, while implementing additional safety measures for employees continuing critical on-site work.

As of December 31, 2022, our offices are open and we follow public health guidance and protocols, while continuing to support flexible work options. We promote a positive workplace environment and build a collaborative culture through in-person and virtual events, including town halls, in-office celebrations, and employee-led communities. We monitor the state of the pandemic to ensure the continued safety and health of our employees.

Ensuring the health, safety, and well-being of our employees is a top priority at IDEXX. We provide our employees with the training, tools, and resources they need to safeguard their health and we empower them to put safety first. Our Environmental Health & Safety (“EH&S”) team oversees the IDEXX EH&S management system and our company-wide safety programs, ensuring that all of our locations implement health and safety processes to maintain and improve employee safety, reduce workplace risks, and drive continuous improvement.

Growth and Development. We are steadfast in our focus on cultivating the diverse leaders of tomorrow and making career development opportunities more accessible across the company. Much of training programs are 100% virtual and available in multiple languages. Our career development programs are designed to build capabilities and enable career progression. We also encourage employees to enhance their career development through job-related courses and degree programs.

Employee Turnover and Engagement. We monitor employee turnover and engagement to identify opportunities to strengthen our approach to human capital management. During 2022, our overall voluntary employee turnover rate was 13.3%. Our voluntary turnover among managerial employees was 6.6%.

We regularly conduct company-wide employee surveys through a third party to collect employee input on our culture, their experiences, and workplace conditions. These survey results provide insights that help us to improve employee engagement. Our most recent global employee survey received a high level of response and indicated an 84% engagement level. We leverage the insights gained from the survey to develop a roadmap for improving engagement and retention.

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

ITEM 1A.    RISK FACTORS

You should consider carefully the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Annual Report on Form 10-K in evaluating our company and our business. Our future operating results involve a number of risks and uncertainties, and actual events or results may differ materially from those discussed in this Annual Report on Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those factors discussed elsewhere herein. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

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
•Developing and introducing new or improved innovative diagnostic tests and services for both our reference laboratories and in-clinic applications that provide valuable medical information to our customers and effectively differentiate our products and services from those of our competitors;
•Developing and introducing new or improved innovative, data-insightful software solutions that enable our veterinary customers to improve practice management and efficiency, staff productivity, and client communications and that increase the value to our veterinary customers of our other companion animal products and services by enhancing the integration of the information and transactions of these products and services and supporting the interpretation and management of diagnostic information derived from these products and services;
•Maintaining premium pricing, including by effectively implementing price increases, for our differentiated products and services through, among other things, effective communication and promotion of the value of our products and services in an environment where many of our competitors promote, market, and sell lesser offerings at prices lower than ours;
•Providing our veterinary customers with the medical and business tools, information, and resources that enable them to grow their practices and increase utilization of our diagnostic products and services, through increased pet visits, use of preventive care protocols, enhanced practice of real-time care, and improved practice efficiency;
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
•Attracting, developing, and retaining key leadership and talent necessary to support all elements of our strategy, which is challenging due to the increasingly competitive and tight labor markets in which we operate, as well as public health issues, including pandemics, such as the COVID-19-related pandemic impacts on the workforce;
•Strengthening our sales and marketing activities to continue to grow our profitability both in and outside the U.S.;
•Identifying, completing, and integrating acquisitions that enhance our existing businesses, create new businesses for us or expand the geographic areas in which we do business;

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

Our dependence on third-party suppliers could limit our ability to sell certain products or negatively affect our operating results

We rely on third-party suppliers to provide components and raw materials (including biological materials) for our manufactured products, manufacture some of the products that we sell, and perform certain services, including package-delivery services. Actions taken by third-party suppliers in operating their business, as well as any disruptions to their business operations (or their suppliers' business operations), could disrupt our supply chain or operations and materially negatively impact our ability to supply the market, substantially decrease sales, lead to higher costs, and damage our reputation with our customers. Longer-term disruptions could potentially result in the permanent loss of our customers, which could reduce our recurring revenues and long-term profitability.

Our supply chain and our cost of goods also may be adversely impacted by unanticipated price increases due to factors such as inflation (including wage inflation), supply restrictions beyond our control or the control of our suppliers, or regulatory requirements regarding the importation, exportation, composition, or production processes of the goods or materials provided by our suppliers. If current suppliers fail to supply sufficient goods or materials that comply with applicable regulatory requirements to us on a timely basis, or at all, or are unable to comply with any due diligence requests that may be required pursuant to applicable law or regulation, we could experience inventory shortages and disruptions in our supply of goods or materials.

For examples of some of the events that could result in disruption to our supply chain or operations, and negatively impact our operating results, refer to “Various U.S. and foreign government regulations could limit or delay our ability to market and sell our products or otherwise negatively impact our business,” “We are increasingly dependent on the continuous and reliable operation of our information technology systems, and a disruption of these systems or significant security breaches could adversely affect our business” and “Factors and events beyond our control could disrupt our operations, supply chain, and logistics network and adversely affect our business” below.

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

Various U.S. and foreign government regulations could limit or delay our ability to market and sell our products or otherwise negatively impact our business

As a global business, we sell products and services in more than 175 countries and operate in an increasingly complex legal and regulatory environment. In the U.S., the manufacture and sale of certain of our products are regulated by federal agencies, such as the USDA, the FDA, and the EPA. Our diagnostic tests for animal health applications that involve the detection of infectious diseases, including most rapid assay canine and feline SNAP tests and livestock and poultry diagnostic tests, must be approved by the USDA prior to sale in the U.S. Our dairy testing products, as well as the manufacture and sale of our OPTI line of human point-of-care electrolytes and blood gas analyzers, require approval by the FDA before they may be sold commercially in the U.S. The methods used by our water testing products must be approved by the EPA, as a part of its water quality monitoring program, before they can be used by customers in the U.S. Delays in obtaining regulatory approvals for new products or product upgrades could have a negative impact on our growth and profitability.

We are also subject to chemical regulation in the U.S., such as California’s Proposition 65, which requires businesses to provide warnings to California residents about significant risk of exposures to chemicals in products that are known to cause cancer, birth defects, or other reproductive harm. In addition, governmental authorities in the U.S. are increasingly focused on preventing environmental contamination from per- and polyfluoroalkyl substances (“PFAS”), which may be contained in certain IDEXX products. For example, the state of Maine requires reporting of intentionally-added PFAS in products, and the sale in Maine of any product containing intentionally-added PFAS will be prohibited after January 1, 2030 (subject to certain exceptions to be promulgated by the Maine Department of Environmental Protection). In addition, federal and state governments and agencies are in various stages of considering and/or implementing laws and regulations requiring the reporting, restriction and/or phase-out of PFAS in products.

The manufacture, import, and sale of our products, as well as our research and development processes, are subject to similar and sometimes more stringent laws in many foreign countries. For example, the European Union regulates the use of certain substances that we currently use in our products or processes. These regulations include, but are not limited to, the Biocidal Products Regulation, which requires the use of approved biocides in our products prior to being manufactured, used, or sold in the European Union; the European Regulation for Registration, Evaluation, Authorization and Restriction of Chemical Substances, or REACH, which regulates and restricts the use of chemicals in the European Union; the Restriction of Hazardous Substances (“RoHS”) Directive, which regulates and restricts certain hazardous substances in electrical and electronic equipment; the Electromagnetic Compatibility Directive; and the Waste Electrical and Electronic Equipment Directive. In addition, European Union regulatory authorities and certain European countries are contemplating regulations to restrict and phase-out PFAS.

Compliance with these and similar laws, directives and regulations in the U.S. and abroad may require registration of the applicable substances, performance of due diligence across our supply chain and reporting thereon, and/or the redesign or reformulation of our products, and may reduce or eliminate the availability of certain parts and components used in our products and services or lead us to change our suppliers in the event our suppliers are unable to comply with our due diligence requests or the applicable regulations in a timely and cost-effective manner. In extreme situations, compliance with these laws, directives and regulations may require us to eliminate or discontinue the use of a part or component in one or more products, but the redesign or reformulation of such products without such parts or components may not be possible. Any redesign or reformulation, change in our suppliers, or restrictions in our supply of parts and components may negatively affect the availability or performance of our products and services, add testing lead-times for products and reformulated products, reduce our margins, result in additional costs, or have other similar effects. Any inability to redesign or reformulate one or more of our products may preclude us from marketing and selling such products in the applicable regions. In addition, the costs to comply with these regulations may be significant. Any of these could adversely affect our business, financial condition, or results of operations. These legal and regulatory requirements are complex and subject to change, and we continue to evaluate their impact.

In addition, some foreign governments require us to register or certify our products before they can be distributed or sold, and these product registration requirements, which vary among the applicable jurisdictions and change from time to time, are often complex and require us to engage in lengthy and costly processes and provide confidential, proprietary information about those products to foreign regulatory agencies. For example, compliance with extensive country-specific regulatory processes is required in connection with importing, marketing, and selling our diagnostic products in Japan, Germany, Canada, Brazil, the Netherlands, China, and many other countries. There can be no assurance that we will be able to obtain or maintain any product registration required by one or more foreign governments. Any inability to obtain or maintain a required product registration in a jurisdiction could adversely affect our ability to market and sell the applicable product in that jurisdiction, which could have a negative effect on our business, financial condition, and results of operations. There can also be no assurance that confidential, proprietary information provided to foreign regulatory agencies may not be accessed by unauthorized persons or otherwise stolen, which could negatively impact our ability to protect our proprietary rights in our innovative products and our future success. For more information about the risks related to the protection of our proprietary rights in our products and services, refer to “Our success is heavily dependent on our continued differentiated product and service innovation” below.

We are also subject to a variety of federal, state, local, and international laws and regulations governing our global business practices. For example, jurisdictions in which we operate prohibit bribery and corruption, anti-competitive behavior, and money laundering; impose trade compliance requirements and restrictions, such as prohibitions on doing business with certain entities or individuals; determine rules impacting the importation and exportation of our products; and regulate immigration and travel. These legal, regulatory, and sometimes politically motivated requirements differ among jurisdictions around the world and are rapidly changing and increasingly complex. The costs associated with compliance with these legal and regulatory requirements and adjusting to changing legal and political environments are significant and likely to increase in the future.

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

Our success is heavily dependent on our continued differentiated product and service innovation

We believe our future success significantly depends on our ability to continue, on a cost-effective and timely basis, to enhance our existing differentiated product and service offerings and to develop and introduce new and innovative differentiated products and services. As a result, we invest substantial funds and efforts into R&D, investigating new products and technologies being developed by third parties, and obtaining certain such new products and technologies through licenses or acquisitions. There can be no assurance that our R&D, licensing, or acquisition efforts will achieve expected results, when or whether any of our products or services now under development will be launched, or whether we may be able to develop, license or otherwise acquire new products or technologies. We also cannot predict whether any product or service offering, once launched, will achieve market acceptance, or achieve sales and revenue consistent with our expectations.

We rely on a combination of patent, trade secret, trademark, and copyright laws to protect our proprietary rights. We also license patents and technologies from third parties to enable the use of third-party technologies in the development, production, and provision of our products and services. If we do not have adequate protection of our proprietary rights or are unable to license third-party patents and technologies on reasonable terms, our business may be adversely affected by competitors who utilize substantially equivalent technologies to compete with us.

We cannot ensure that we will obtain issued patents, that any patents issued or licensed to us will remain valid, or that any patents owned or licensed by us will provide protection against competitors with similar technologies. Even if our patents cover products or services sold by our competitors, the time and expense of litigating to enforce our patent rights could be substantial and could have an adverse effect on our results of operations. In addition, expiration of patent rights could result in substantial new competition for products or services previously covered by those patent rights.

In the past, we have received notices claiming that our products or services infringe third-party patents, and we may receive such notices in the future. Patent litigation is complex and expensive, and the outcome of patent litigation can be difficult to predict. We cannot ensure that we will win a patent litigation case or negotiate an acceptable resolution of such a case. If we lose, we may be prohibited from selling certain products or services and/or we may be required to pay damages and/or ongoing royalties as a result of the lawsuit. Any such result could have an adverse effect on our results of operations.

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

Competition could negatively affect our sales and profitability in a number of ways. New competitors may emerge through the development of innovative new technology, the acquisition of rights to use existing technologies or the use of existing technologies when patents protecting such existing technologies expire. New or existing competitors may introduce new, innovative, and competitive products and services, which could be superior, or be perceived by our customers to be superior, to our products and services or lead to the obsolescence of one or more of our products or services. Business combinations and mergers among our competitors may result in competitors that are better positioned to create, market, and sell more compelling product and service offerings. While an important aspect of our strategy is to continue, on a cost-effective and timely basis, to enhance our existing products and services and to develop and introduce new and innovative products and services, there can be no assurance that we will be able to successfully develop such products and services or that those products or services will be superior to our competitors’ products or services or otherwise achieve customer acceptance. Some of our competitors and potential competitors may choose to differentiate themselves by offering products and services perceived in the eyes of customers as similar, at substantially lower sales prices, which could have an adverse effect on our results of operations through loss of sales and/or revenues or a decision to lower our own sales prices to remain competitive. In addition, our ability to attract and retain customers depends on the effectiveness of our customer marketing and incentive programs and multiple competitors could bundle product and service offerings through co-marketing or other arrangements, which could enhance their ability to compete with our broad product and service offerings. Certain of our competitors and potential competitors, including large diagnostic and pharmaceutical companies, also have substantially greater financial and managerial resources than us, as well as greater experience in manufacturing, marketing, research and development, and obtaining regulatory approvals than we do.

Consolidation in our customer base, including through increased corporate hospital ownership, and prevalence of buying consortiums could negatively affect our business

Veterinarians are our primary customers for our CAG products and services, and the veterinary services industry in the U.S. and abroad has been consolidating at an accelerating rate in recent years. In the United States, the number of owners of veterinary hospitals has been declining, and an increasing percentage of veterinary hospitals are owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include Mars, Incorporated (owner of Banfield Pet Hospitals, Blue Pearl Veterinary Partners, Pet Partners and VCA Inc.), and National Veterinary Associates, and are joined by dozens of other consolidators. A similar trend exists in other regions such as Canada, Europe, Australia, New Zealand, China, and Brazil. Furthermore, an

increasing percentage of individually-owned veterinary hospitals in the U.S. are participating in buying consortiums. Corporate owners of veterinary hospitals and buying consortiums often seek to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our profitability and results of operations. While we have strong supplier relationships with several corporate hospital groups and buying consortiums, decisions by larger corporate owners and buying consortiums to shift their purchasing of products and services away from us and to a competitor would have a negative impact on our results of operations from the loss of future business. Under these circumstances, we may receive customer contract resolution payments, which would generally be recorded in other operating income in the period received. Nonetheless, the loss of future revenue may still be significant and adversely affect our future revenue growth rate and profitability. In addition, certain corporate owners also operate reference laboratories that serve both their hospitals and unaffiliated hospitals. Any hospitals acquired by these companies generally attempt to shift all or a large portion of their testing to the reference laboratories operated by these companies, and there can be no assurance that hospitals that otherwise become affiliated with these companies would not shift all or a portion of their testing to such reference laboratories. Furthermore, because these companies compete with us in the reference laboratory services marketplace, hospitals acquired by these companies or those that establish other affiliations with these companies may cease to be customers or potential customers of our other companion animal products and services, which would cause our sales of these products and services to decline.

Changes in testing patterns could negatively affect our operating results

Demand for our companion animal, livestock and poultry diagnostic tests and our dairy and water testing products could be negatively impacted by a number of factors impacting testing practices. The introduction or broad market acceptance of vaccines or preventatives for the diseases and conditions for which we sell diagnostic tests and services could result in a decline in testing. Changes in accepted medical protocols regarding the diagnosis of certain diseases and conditions could have a similar effect. Eradication or substantial declines in the prevalence of certain diseases also could lead to a decline in diagnostic testing for such diseases. Our livestock and poultry products business in particular is subject to fluctuations resulting from changes in disease prevalence. The outbreak of certain diseases (such as African swine fever) among livestock or poultry, or the adverse impact of climate change-related events (such as hurricanes, earthquakes, fires, and floods), could lead to the widespread death or precautionary destruction of such animals in the affected regions, reducing herd or flock sizes, which could reduce the demand for our testing products for such animals. Changes in government regulations or in the availability of government funds available for monitoring programs could negatively affect sales of our products that are driven by compliance testing, such as our livestock and poultry, dairy and water products. In addition, changes and trends in local dairy, poultry, or other food sectors around the world could negatively affect the related production markets resulting in a decline in demand for our testing products. Economic weakness may also reduce demand for our companion animal, water, livestock, poultry, and dairy products and services, and public health-related guidance and directives, including stay-at-home orders that may be further deployed to combat public health issues, and possible higher infection rates could result in a decrease in companion animal clinical visits, the delay of elective procedures and wellness visits and disruption of veterinary clinic operations, all of which would have a negative effect on veterinary service providers and result in declines in demand for our CAG products and services. Declines in testing for any reason, including the reasons described above, along with lost opportunities associated with a reduction in veterinary visits, could have an adverse effect on our results of operations.

We sell many products through distributors, which presents risks that could negatively affect our operating results

Some of our international product sales occur through third-party distributors. As a result, we are dependent on these distributors to promote and create demand for our products. Our distributors often offer products from several different companies, including our competitors, and may promote our competitors’ products over our own products. We have limited ability, if any, to cause our distributors to devote adequate resources to promoting, marketing, selling, and supporting our products or to maintain certain inventory levels, and changes in our distributors’ inventory levels, as compared to comparable prior periods, could negatively impact our revenue growth rates. There can be no assurances made that we will be successful in maintaining and strengthening our relationships with our distributors or establishing relationships with new distributors who have the ability to market, sell, and support our products effectively. We may rely on one or more key distributors for a product or a region, and the loss of these distributors could reduce our revenue. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. While we maintain a rigorous distribution compliance program, violations of anti-corruption or similar laws by our distributors could have a material impact on our business and reputation, and any termination of a distributor relationship may result in increased competition in the applicable jurisdiction. Failure to manage the risks associated with our use of distributors outside of the U.S. may reduce sales, increase expenses, and weaken our competitive position, any of which could have a negative effect on our operating results.

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

GENERAL RISKS

We depend on the efforts of key personnel and talent to succeed and compete effectively

Our continued success is substantially dependent on our ability to attract, develop, and retain highly capable, skilled, and diverse employees and leaders. As we continue to grow our business, expand our geographic scope, and develop and offer innovative, new products and services, we require an engaged, qualified workforce and the organizational talent necessary to ensure effective succession for our senior leadership and other key personnel. Competition for experienced leaders and employees, particularly for persons with specialized skills, can be intense. Our ability to recruit and retain such talent will depend on a number of factors, including compensation and benefits, work location, flexibility regarding virtual and hybrid work arrangements, work environment, corporate culture, and development opportunities. Furthermore, a more competitive labor market has made it more difficult and costly to attract qualified labor, and prolonged shortages could adversely affect our ability to achieve our business objectives.

The loss of the services of, or our failure to recruit or develop and implement effective succession plans for, our senior leadership, other key personnel, and employees may significantly delay or prevent the achievement of our strategic objectives, disrupt our operations, and adversely affect our business and our future success. In addition, even if we effectively develop and implement succession plans and make key leadership transitions, we cannot provide assurances as to whether we may experience management or other challenges in connection with any of those leadership transitions that could adversely affect our future success and could otherwise materially adversely affect our business, reputation, results of operations, and financial condition.

We are subject to risks associated with public health issues, including pandemics, which could have a material adverse effect on our financial condition and results of operations

We are subject to risks associated with public health issues, including the COVID-19 pandemic and other events beyond our control. Public health issues and crises may adversely impact our operations, supply chain and logistics network if the locations where we operate, manufacture or distribute our products; where our raw materials or product components are sourced, manufactured or distributed; or where our third-party distributors, suppliers and other service providers operate, are disrupted, temporarily closed or experience worker shortages for a sustained period of time. In addition, public health issues and crises may adversely impact our customers’ businesses due to business lockdowns, decreased companion animal clinical visits, labor shortages, the delay of elective procedures and wellness visits, and disruption of veterinary clinic and other customer operations, all of which could cause a decline in demand for our products and services. These disruptions could also cause economic slowdowns or increased economic uncertainty.

While we largely avoided any significant disruption to the business as a result of the COVID-19 pandemic, a future public health issue, pandemic or outbreak of COVID-19 could lead to delays in the manufacturing and supply of products, which could have a material adverse effect on our business and results of operations. Moreover, any future public health issue such as a resurgence in COVID-19 infections, including due to new variants of the virus for which current vaccines may not be effective, could result in the imposition of new governmental restrictions, quarantine requirements or other measures to slow the spread of the virus, which could result in closures or other restrictions that significantly disrupt our operations or those of our third-party distributors, suppliers or other service providers, or otherwise adversely affect our customers’ businesses or operations, or result in economic weakness or slowdowns in one or more of our key geographies, any of which could adversely affect our financial condition.

We are increasingly dependent on the continuous and reliable operation of our information technology systems, and a disruption of these systems or significant security breaches could adversely affect our business

We rely on our information systems, as well as our third-party business partners’ and suppliers’ information systems, to provide access to our web-based products and services, keep financial records, analyze results of operations, process customer orders, manage inventory, process shipments to customers, store confidential or proprietary information and operate other critical functions. Although we maintain security policies, employ system backup measures and engage in redundancy planning and processes, such policies, measures, planning and processes, as well as our current disaster recovery plans, may be ineffective or inadequate to address all eventualities. Further, our information systems and our business partners’ and suppliers’ information systems have experienced, and will likely continue to experience, attacks by hackers and other security breaches, including, among other things, computer viruses and malware, ransomware, denial of service actions, the compromise or misappropriation of confidential or otherwise protected information and similar events through the internet (including via devices and applications connected to the internet), and through email attachments and persons with access to these information systems, such as our employees or third parties with whom we do business. The continued use of remote working and hybrid work-from-home arrangements may additionally result in some increased risk of attacks associated with a number of our employees accessing our data and systems remotely. In addition, security industry experts and government officials have warned about the risks of hackers and cybersecurity attacks targeting U.S. organizations, such as IDEXX.

As information systems and the use of software and related applications by us, our business partners, suppliers, and customers become more cloud-based and connected to the “Internet of Things,” which is inherently susceptible to cyberattacks, there has been an increase in global cybersecurity vulnerabilities and threats, including more sophisticated and targeted cyber-related attacks that pose a risk to the security of our information systems and networks and the confidentiality, availability and integrity of data and information. We process credit card payments electronically over secure networks and also offer products and services that connect to and are part of the “Internet of Things,” such as our connected devices (e.g., IDEXX VetLab instruments). Any such attack or breach could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost, or stolen. While we have implemented network security and internal control measures, especially for the purpose of protecting our connected products and services from cyberattacks, and invested in our data and information technology infrastructure, these efforts have not always been successful in preventing, and there can be no assurance that these efforts will in the future prevent, a system disruption, attack, or security breach and, as such, there continues to be risk of system disruptions and security breaches from a cyberattack.

We, and some of our third-party vendors, have experienced cybersecurity attacks in the past and will likely experience further attacks in the future, potentially with more frequency. To our knowledge, none have resulted in any material adverse impact to our business or operations. We have adopted measures to mitigate potential risks associated with information technology disruptions and cybersecurity threats; however, given the unpredictability of the timing, nature and scope of such disruptions and the evolving nature of cybersecurity threats, which vary in technique and sources, if we or our business partners or suppliers were to experience a system disruption, attack or security breach that impacts any of our critical functions, or our customers were to experience a system disruption, attack or security breach via any of our connected products and services, we could potentially be subject to production downtimes, operational and/or productivity delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromise or misappropriation of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses and additional costs from remedial actions, repairs to infrastructure, physical systems or data processing systems, increased cybersecurity and information technology protection costs, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows, financial condition, or prospects. Our customers and/or employees could also face negative consequences such as the compromise of sensitive or critical information or systems. Furthermore, access to, public disclosure of, or other loss of data or information (including any of our confidential or proprietary information or personal data or information) as a result of an attack or security breach has given, and in the future may give, rise to notification obligations to individuals, regulators, customers, employees, and others, and could result in governmental actions or private claims or proceedings, any of which could damage our reputation, cause a loss of confidence in our products and services, damage our ability to develop (and protect our rights to) our differentiated technologies and have a material adverse effect on our business, financial condition, results of operations or prospects. For more information regarding data and information privacy and protection risks, refer to “Our operations and reputation may be impaired if we, our products, or our services do not comply with our global privacy policy or evolving laws and regulations regarding data privacy and protection” below.

Factors and events beyond our control could disrupt our operations, supply chain, and logistics network and adversely affect our business
Our business and results of operations could be negatively affected by certain factors and events beyond our control, such as natural disasters, severe weather conditions and/or climate change-related events (such as hurricanes, earthquakes, fires, and floods); public health issues (such as outbreaks, epidemics, or pandemics); civil or military unrest; geopolitical conditions and developments; war, terrorism, armed conflict, or other man-made disasters (including cyber-war, cyber terrorism, or state-sponsored attacks arising out of the war between Russia and Ukraine); inflationary pressures, such as those the market is currently experiencing, which may increase costs for materials and finished goods; adverse or uncertain macroeconomic conditions, including fears of a global economic downturn or recession; increases in wages that drive up prices; rising interest rates; workforce disruptions; labor shortages or stoppages; the imposition of regulations, trade protection measures, tariffs, duties, import/export restrictions, quotas or embargoes on key components; transportation failures affecting the supply and shipment of materials and finished goods; and the unavailability of raw materials. Any of these events could result in, among other things, damage to or the temporary closure of one or more of our manufacturing or distribution facilities or reference laboratories (damage to one of our facilities or the manufacturing equipment we use could be costly and may require substantial lead-time to repair or replace); damage to or closure of one or more facilities of our third-party business partners or suppliers on which we rely; a temporary lack of an adequate work force in one or more markets; an interruption in power supply; a temporary or long-term disruption in our supply chain or logistics network (including a disruption to our ability to obtain critical components for the manufacture of our products); a temporary disruption in our ability to deliver (or delays in the delivery of) our products or services; and short- or long-term damage to our customers’ businesses (which would adversely impact customer demand for our products and services). For more information regarding the risks presented by disruption to our suppliers’ operations and supply chain, refer to “Our dependence on third-party suppliers could limit our ability to sell certain products or negatively affect our operating results” above.

We manufacture many of our significant companion animal products, including our rapid assay products and certain instruments and consumables, many of our water testing products and certain of our livestock, poultry, and dairy testing products, at a single facility in Westbrook, Maine. Certain of our companion animal products, as well as our human point-of-care products, are manufactured in Roswell, Georgia. We also manufacture certain of our livestock and poultry testing products in Bern, Switzerland and Montpellier, France. In addition, we maintain major distribution facilities in North America and in the Netherlands and major reference laboratories in Memphis, Tennessee; Kornwestheim, Germany; Sacramento, California; Elmhurst, Illinois; North Grafton, Massachusetts; East Brisbane, Australia; Markham, Ontario; Wetherby, U.K.; and Tokyo, Japan. Interruption of operations at any of these facilities due to the occurrence of one or more of the events described above could have an adverse effect on our results of operations.

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

Since our business is global in nature, geopolitical risks and other risks associated with doing business internationally could negatively affect our business, financial condition, and operating results
For the year ended December 31, 2022, approximately 35% of our overall revenue and approximately 32%, 86% and 51% of our CAG, LPD, and Water revenues, respectively, were attributable to sales of products and services to customers outside the U.S. Although we intend to continue to expand our international operations and business, we may not be able to successfully promote, market, import, export, sell, or distribute our products and services outside the U.S. Various risks associated with foreign operations may impact our international sales and operations, including, but not limited to, disruptions in transportation of our products or our supply chain; fluctuations in oil prices; increased border protection and restriction on travel; the differing product and service needs of foreign customers; difficulties in building, staffing, and managing foreign operations (including a geographically dispersed workforce); differing protection of intellectual property; trade protection measures, quotas, embargoes, import/export restrictions, capital controls, tariffs, duties, and regulatory and licensing requirements; natural and other disasters; public health issues (such as outbreaks, epidemics, or the prospect of a pandemic); ongoing instability or changes in a country’s or region’s regulatory, economic, or political conditions, including inflation, recession, interest rate fluctuations, and actual or anticipated military or political conflicts; geopolitical crises, including terrorism, war, armed conflict or civil or military unrest (such as the current war between Russia and Ukraine); other unfavorable geopolitical conditions; security concerns; and local business and cultural factors that differ from our normal standards and practices, including business practices prohibited by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.

In addition, to market and sell many of our products outside the U.S., we are subject to product approval and registration requirements that often require us to provide confidential, proprietary information about those products to foreign regulatory agencies. There can be no assurance that the confidential, proprietary information provided to foreign regulatory agencies to comply with product approval and registration requirements may not be accessed by unauthorized persons or otherwise stolen, which could negatively affect our ability to protect our proprietary rights in our innovative products and our future success. We also may forgo marketing and selling some of our products in certain foreign jurisdictions due to the risk of intellectual property theft, which could negatively affect our ability to expand our international operations and business. For more information about the risks related to the protection of our proprietary rights in our products and services, refer to “Our success is heavily dependent on our continued differentiated product and service innovation” above.

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

Climate change, or legal, regulatory or market measures to address climate change, could adversely affect our business, financial condition, and results of operation

We operate in many regions around the world where our businesses and the activities of our customers and suppliers could be disrupted by climate change. We are exposed to physical risks (such as extreme weather conditions or rising sea levels), risks in transitioning to a low-carbon economy (such as additional legal or regulatory requirements, changes in technology, market risk and reputational risk) and social and human effects (such as harm to health and well-being) associated with climate change. These risks can be either acute (short-term) or chronic (long-term).

Potential physical risks from climate change may include altered distribution and intensity of rainfall, prolonged droughts or flooding, increased frequency of wildfires and other natural disasters, rising sea levels, and a rising heat index, any of which could cause negative impacts to our and our customers’ and suppliers’ businesses. Increased frequency and severity of extreme weather events could impact our suppliers, manufacturing locations, logistics, and/or customers in the short term. Such impacts include losses incurred as a result of physical damage to facilities, loss or spoilage of inventory, and business interruption caused by such natural disasters and extreme weather events. Other potential physical impacts due to climate change include reduced access to high-quality water in certain regions and the loss of biodiversity, which could impact future product development. These risks could disrupt our operations and supply chain, which may result in increased costs.

New legal or regulatory requirements may be enacted to prevent, mitigate, or adapt to the implications of a changing climate and its effects on the environment. These regulations, which may differ across jurisdictions, could result in our being subject to new or expanded carbon pricing or taxes, increased compliance costs, restrictions on greenhouse gas emissions, investment in new technologies, increased carbon disclosure and transparency, investments in developing data gathering and reporting systems, upgrade of facilities to meet new building codes, increased energy costs, and the redesign of utility systems, which could increase our operating costs. Our supply chain would likely be subject to these same transitional risks and would likely pass along any increased costs to us, which may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require.

A weak worldwide economy, or economic weakness in any significant geography, could result in reduced demand for our products and services or increased customer credit risk

A substantial percentage of our sales are made worldwide to the companion animal veterinary industry. Demand for our companion animal diagnostic products and services is driven in part by the number of patient visits to veterinary hospitals and the practices of veterinarians with respect to the recommendations for diagnostic testing, as well as pet owner compliance with these recommendations. Pet owners generally pay cash out of pocket for health care services for their pets from veterinary practices. The ongoing impacts of the global COVID-19 pandemic, inflation, rising interest rates, fear of a global economic downturn or recession and other economic factors, have increased economic uncertainty and caused economic slowdowns that may continue or recur. Economic weakness in any of our significant geographies could cause pet owners in those regions to forgo or defer visits to veterinary hospitals or affect their willingness to approve certain diagnostic tests, comply with a treatment plan or, even more fundamentally, continue to own a pet. In addition, concerns about the financial resources of pet owners could cause veterinarians to be less likely to recommend certain diagnostic tests, and concerns about the economy may cause veterinarians to defer purchasing capital items such as our instruments and systems. These conditions, if they continue, could result in a decrease in sales or decrease in sales growth, of diagnostic products and services, which could have an adverse effect on our results of operations.

Demand for our water products is driven in part by the availability of funds at government laboratories, water utilities, and private certified laboratories that utilize our products. Availability of funds also affects demand by government laboratories and cattle, swine and poultry producers that utilize our livestock and poultry diagnostic products, and by users of our human diagnostic products and services. Economic weakness and the other factors described above have caused and could continue to cause our customers to reduce their investment in such testing, which could have an adverse effect on our results of operations.

A weak economy may also cause deterioration in the financial condition of our distributors and customers, which could inhibit their ability to pay us amounts owed for products delivered or services provided in a timely fashion or at all.

Our operations and reputation may be impaired if we, our products, or our services do not comply with our global privacy policy or evolving laws and regulations regarding data privacy and protection

The nature of our business involves the receipt, storage and use of information, including personal data, about our customers, pet owners, suppliers, and employees. We collect and use personal data in a variety of ways. We offer products and services that collect and use personal data, including veterinary practice management systems, online customer communication tools and services, VetConnect PLUS, and two-way integration technology. Some of these products and services rely on third-party providers for cloud storage. We also engage in e-commerce through various websites and collect contact and other personal data from our customers and website visitors. In addition, we transfer information, including personal data, among IDEXX, our subsidiaries and third parties with which we have commercial relations for business purposes. Our collection, transfer, protection, security, retention, storage, disclosure, sharing and use of personal data described above are subject to expanding and increasingly complex laws and regulations in the U.S. and abroad. In addition, these laws and regulations continue to develop and are subject to frequent revisions (and generally have become more stringent over time), are subject to differing interpretations, may be applied inconsistently from jurisdiction to jurisdiction and could be deemed to be inconsistent with our current global privacy policy and data protection practices.

While we maintain a program to monitor, assess, and comply with applicable global data privacy laws, compliance with these evolving requirements can be costly, require us to change our business practices in a manner adverse to our business or delay or impede the development and offering of innovative products and services. Additionally, public perception and standards related to the privacy of personal data can shift rapidly, in ways that may affect our reputation or influence regulators in the U.S. and abroad to expand or adopt more stringent regulations and laws. Examples of laws and regulations that have impacted and could, in the future, impact our business include:

•The California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CPRA”), as well as any similar U.S. state laws that may apply to our business operations within a respective state and/or a U.S. federal privacy law that may be passed in the future, all of which may have conflicting requirements that would make compliance challenging. The CCPA contained certain exemptions for personal information of employees and job applicants, and personal information collected in a “business-to-business” context, each of which expired as of January 1, 2023, expanding compliance obligations under to the CCPA.

•The European Union’s General Data Protection Regulation (“GDPR”) and similar requirements adopted by the United Kingdom (“UK”) following the UK’s withdrawal from the European Union (“EU”) and the European Economic Area (“EEA”) impose stringent operational requirements for controllers and processors of personal data of individuals in the EEA and UK. Noncompliance could result in regulatory enforcement actions resulting in monetary penalties of up to the greater of €20 million or 4% of global annual revenues, private litigation, a suspension or termination of processing activities, reputational damage, and loss of customers.

•The China Personal Information Protection Law, the Brazilian General Data Protection Law, the South African Protection of Personal Information Act, the Amendments to the Japanese Act on the Protection of Personal Information, and the New Zealand Privacy Act are examples of other non-U.S. personal data protection laws to which we are subject. Additional countries in which we operate are considering adopting or expanding laws and regulations regarding personal data.

An additional area of complexity concerns the restrictions on transfers of personal data from certain countries to others. For example, in July 2020 the Court of Justice of the European Union invalidated the EU-U.S. and Swiss-U.S. Privacy

Shield Frameworks, calling into question data transfers carried out under the European Commission's Standard Contractual Clauses (“SCCs”), which has created challenges for our transfer of personal data from the EEA, EU, and/or Switzerland to the U.S. and other third countries. Any transfers by us or our vendors of personal data are subject to potential regulatory scrutiny and may increase our exposure under the GDPR and similar laws which contain cross-border personal data transfer heightened requirements and restrictions.

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

Failure to meet environmental, social and governance (“ESG”) regulations, standards, or expectations or to achieve our ESG goals or targets could adversely affect our business, results of operations, financial condition, or stock price

U.S. and international regulators, as well as our investors, customers, employees, and other stakeholders are increasingly focused on ESG matters, including climate-related issues; diversity, equity, and inclusion; human capital matters; and responsible sourcing, human rights, and supply chain. Regulators in the U.S., Europe and elsewhere are considering or have proposed or adopted various laws, directives or regulations regarding ESG matters, which include specific, target-driven disclosure requirements or obligations. Furthermore, our investors and other stakeholders have additional (and sometimes different) ESG expectations for companies such as IDEXX. Meeting these emerging and evolving regulations, standards and expectations will require us to make investments, incur compliance costs and create new practices, processes, and procedures. In addition, if we fail to comply with applicable ESG regulations, or our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, acquiror or product or service provider could be negatively impacted, which could adversely affect our business, results of operations, financial condition, or stock price.

Given our commitment to ESG, we have publicly established certain ESG goals and targets. Our ability to achieve any ESG goal or target is subject to numerous risks, many of which are outside of our control and depend in part on third-party performance or data, and there can be no assurance that we will achieve them. Our failure to adequately update, accomplish or accurately track and report on these goals and targets on a timely basis, or at all, could adversely affect our reputation and expose us to increased scrutiny from the investment community, special interest groups and enforcement authorities.

Future operating results could be negatively affected by changes in tax rates, the adoption of new tax legislation or exposure to additional tax liabilities

The nature of our global operations subjects us to local, state, regional and federal tax laws in jurisdictions around the world. Our future tax expense could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. Additionally, tax rules governing cross-border activities are continually subject to modification as a result of coordinated actions by governments and organizations such as the Organization for Economic Cooperation and Development (“OECD”) and unilateral measures designed by individual countries, including a global minimum tax rate of 15%, both intended to tackle concerns over base erosion and profit shifting (“BEPS”) and perceived international tax avoidance techniques. The U.S. recently enacted new tax legislation which, among other changes, imposes a 15% minimum tax on the book income of certain corporations and 1% excise tax on stock buybacks by U.S. public companies.

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

Our income tax filings are subject to examination by various tax authorities, and the final determination of tax audits could be materially different from that which is reflected in historical income tax provisions and accruals. Significant judgment is required in determining our worldwide provision for income taxes. We regularly assess our exposures related to our worldwide provision for income taxes to determine the adequacy of our provision for taxes. Any reduction in these contingent liabilities or additional assessments would increase or decrease income, respectively, in the period such determination is made. If the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our business, results of operations and financial condition could be materially adversely affected.

Strengthening of the rate of exchange for the U.S. dollar has a negative effect on our business

We are a global business, with 35% of our revenue during the year ended December 31, 2022, attributable to sales of products and services to customers outside of the U.S. Any strengthening of the rate of exchange for the U.S. dollar against foreign currencies, and in particular the euro, British pound, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar and Brazilian real, adversely affects our results, as it reduces the dollar value of sales and profits that are made in those currencies. The strengthening of the U.S. dollar has a greater adverse effect on the profits from products manufactured or sourced in U.S. dollars that are exported to international markets and a lesser effect on profits from foreign sourced products and services due to a natural hedge from international expenses denominated in the corresponding foreign currencies.

For the year ended December 31, 2022, approximately 21% of our consolidated revenue was derived from products manufactured or sourced in U.S. dollars and sold internationally in local currencies, as compared to 23% for the year ended December 31, 2021, and 21% for the year ended December 31, 2020. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars as well as affect our overall competitiveness in international markets. The accumulated impacts from any continued, longer-term growth in the value of the U.S. dollar against foreign currencies may have a material adverse effect on our operating results. Refer to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in this Annual Report on Form 10-K for additional information regarding currency impact.

Our foreign currency hedging activities (refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 19. Hedging Instruments” in the accompanying Notes to consolidated financial statements), which are designed to minimize and delay, but not to eliminate, the effects of foreign currency fluctuations, may not sufficiently offset the adverse financial effect of unfavorable movements in foreign exchange rates on our financial results over the limited time the hedges are in place. In addition, our hedging activities involve costs and risks, such as transactions costs and the risk that our hedging counterparties will default on their obligations.

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

Borrowings under our Credit Facility bear interest at variable rates, including rates based on the Secured Overnight Financing Rate (“SOFR”), exposing us to interest rate risk. The recent rise in interest rates has increased our cost of borrowing. If interest rates were to continue to increase, our debt service obligations under our variable-rate Credit Facility would increase even if the principal amount borrowed remained the same.

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

Fluctuations in our quarterly or annual results may cause our stock price to decline

Our prior operating results have fluctuated due to a number of factors, many of which are beyond our control, including seasonality of certain product lines; changes in our accounting estimates; the impact of acquisitions; timing of distributor purchases, product launches, operating expenditures, and customer marketing and incentive programs; changes in the number and type of competitors and their product and service offerings; changes in our sales and distribution model; changes in the economy affecting consumer spending; and other matters. Similarly, our future operating results may vary significantly from quarter to quarter or year to year due to these and other factors. If our operating results or projections of future operating results do not meet the expectations of securities analysts or investors in future periods, our stock price may fall.

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above the price you paid

The trading price of our common stock may be volatile. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as other general economic, market, or political conditions, could reduce the market price of our common stock rapidly and unexpectedly, in spite of our operating performance. Factors that may impact the market price of our common stock include the factors described in this “Risk Factors” section and elsewhere in this Form 10-K, as well as:
•Our stock repurchase program and changes in our capital structure or cost of capital, including the issuance of additional debt;
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
•Investor perception of us and the industry and sectors in which we operate, including changes in earnings estimates or buy/sell recommendations by securities analysts; and whether or not we meet earnings estimates of securities analysts who follow us; and
•General financial, domestic, international, economic, and market conditions, including overall fluctuations in the U.S. equity and credit markets, which may experience extreme volatility that, in some cases, is unrelated or disproportionate to the operating performance of particular companies.

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

Including the locations above, we have over 50 reference laboratories throughout the United States and over 25 reference laboratories internationally, including locations in Europe, Canada, Australia, New Zealand, Brazil, Asia, and South Africa. The majority of our reference laboratories are leased, with the remainder being owned. We also lease space in various locations worldwide for administrative support, manufacturing, sales, distribution, and storage. We believe that our leased and owned properties are generally in good condition, are well-maintained, and are generally suitable and adequate to carry on our business. We are also in the process of completing the construction of a new facility located in Scarborough, Maine to support the growth of our Water and LPD lines of business. The construction of this facility is expected to be completed in 2023.

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

Holders of Common Stock

As of February 10, 2023, there were 390 holders of record of our common stock. Because the majority of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of Equity Securities by the Issuer

During the three months ended December 31, 2022, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

October 1, 2022 to October 31, 2022	186,797		$339.26	186,797	3,041,892
November 1, 2022 to November 30, 2022	12,650		$388.07	12,650	3,029,242
December 1, 2022 to December 31, 2022	123		$439.17	—	3,029,242
Total	199,570	(2)		199,447	3,029,242

(1)As of December 31, 2022, our Board of Directors had approved the repurchase of up to 73 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program has been increased by the Board of Directors on numerous occasions. There is no specified expiration date for this repurchase program. There were no other repurchase programs outstanding during the three months ended December 31, 2022, and no repurchase programs expired during the period.

(2)During the three months ended December 31, 2022, we received 742 shares of our common stock that were surrendered by employees in payment for the required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b) but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase program.

During the year ended December 31, 2022, we repurchased approximately 2.0 million shares of our common stock in transactions made pursuant to our repurchase program and received approximately 0.02 million shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 20. Repurchases of Common Stock” to the consolidated financial statements for the year ended December 31, 2022, included in this Annual Report on Form 10-K for further information.

Dividends

We have never declared or paid any cash dividends on our common stock. From time to time our Board of Directors may consider the declaration of a dividend. However, we have no intention to declare or pay a dividend at this time.

Stock Performance

This graph compares our total stockholder returns, the Total Return for the Standard & Poor’s (“S&P”) 500 Index, the Total Return for the S&P 500 Health Care Index, and the Total Return for the NASDAQ Stock Market Index (U.S. Companies) (the “NASDAQ Index”) prepared by the Center for Research in Security Prices. This graph assumes the investment of $100 on December 31, 2017, in IDEXX’s common stock, the S&P 500 Index, the S&P 500 Health Care Index, and the NASDAQ Index and assumes dividends, if any, are reinvested. Measurement points are the last trading days of the years ended December 2017 to 2022. Historic stock price performance should not be relied on as being indicative of future stock price performance.

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
IDEXX Laboratories, Inc.
Nasdaq Index
S&P 500 Index
S&P 500 Health Care Index

	2017	2018	2019	2020	2021	2022

IDEXX Laboratories, Inc.	$100.00	$118.95	$166.98	$319.65	$421.06	$260.88
NASDAQ Index	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
S&P 500 Index	$100.00	$93.76	$120.84	$140.49	$178.27	$143.61
S&P 500 Health Care Index	$100.00	$106.47	$128.64	$145.93	$184.07	$180.47

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10‑K. The discussion of our financial condition and results of operations and liquidity and capital resources for the year ended December 31, 2020, and year-over-year comparisons between 2021 and 2020, is included in our Annual Report on Form 10-K for the year ended December 31, 2021, within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated by reference herein.

We have included certain terms and abbreviations used throughout this Annual Report on Form 10-K in the “Glossary of Terms and Selected Abbreviations.”

Description of Business Segments. We operate primarily through three business segments: diagnostic and information management-based products and services for the companion animal veterinary industry, which we refer to as the Companion Animal Group (“CAG”); water quality products (“Water”); and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve producer efficiency, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment combines and presents our human medical diagnostic products and services business (“OPTI Medical”) with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 3. Revenue Recognition and Note 17. Segment Reporting” to the consolidated financial statements for the year ended December 31, 2022, included in this Annual Report on Form 10-K for financial information about our segments, including our product and service categories, and our geographic areas.

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

Below is a table showing active installed base units of our premium diagnostic instruments as of the years ended December 31, 2022, 2021, and 2020:

(units in thousands)	Installed Base
Instrument	December 31, 2022	December 31, 2021	December 31, 2020
Catalyst	63.1	56.6	49.7
Premium Hematology	43.1	38.2	34.6
SediVue	15.6	13.2	10.7

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

Recurring Diagnostic Revenue. Revenues from our IDEXX VetLab consumable products, our SNAP rapid assay test kits, outside reference laboratory and consulting services, and extended maintenance agreements and accessories related to our CAG Diagnostics instruments are considered recurring in nature. For the year ended December 31, 2022, recurring diagnostic revenue, which is both highly durable and profitable, accounted for approximately 79% of our consolidated revenue.

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

Veterinary Software, Services and Diagnostic Imaging Systems. Our portfolio of practice management offerings is designed to serve the full range of customers primarily within the North American, Australian, New Zealand, and European regions. Cornerstone, ezyVet, Animana, IDEXX Neo, and DVMAX practice management systems provide superior integrated information solutions, backed by exceptional customer support and education. These practice management systems allow the veterinarian to practice better medicine and achieve the practice’s business objectives, including a quality client experience, staff efficiency and practice effectiveness and profitability. We market Cornerstone, ezyVet, IDEXX Neo, and DVMAX practice management systems to customers primarily in North America, Australia, and New Zealand. We market our Animana offering to customers primarily throughout Europe.

Animana, ezyVet, and IDEXX Neo practice management systems are subscription-based SaaS offerings designed to provide flexible pricing and a durable, recurring revenue stream, while utilizing cloud technology instead of a client server platform. While we continue to support our licensed-based Cornerstone and DVMAX software, we are growing our installed base of subscription-based practice management offerings for new customers of IDEXX practice management systems. We believe that once established, this subscription-based model will provide higher profitability as compared to the historical license-based placements. Our Cornerstone and DVMAX customer base continues to be an important driver of growth through enhanced diagnostic integrations and high value add-on subscription services, such as Pet Health Network Pro, Petly Plans, and credit card processing, and we continue to make investments to enhance the customer experience of all of our license-based software offerings. We also offer rVetLink, a comprehensive referral management solution for specialty care hospitals that streamlines the referral process between primary care and specialty care veterinarians. rVetLink’s cloud technology integrates with major specialty hospital management systems, including Cornerstone Software and DVMAX Software.

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

Livestock, Poultry and Dairy

We develop, manufacture, market, and sell a broad range of tests and perform services for various livestock diseases and conditions, and have active research and development and in-licensing programs in this area. Our strategy is to offer differentiated tests with superior performance characteristics for use in government programs to control or eradicate disease and disease outbreaks and in livestock and poultry producers’ disease, reproductive, and herd health and production management programs. Our Alertys Ruminant Pregnancy Test, Rapid Visual Pregnancy Test and Alertys On-Farm Pregnancy Test for cattle can detect pregnancy 28 days after breeding. These tests provide a quick and accurate identifier using whole blood samples.

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

During 2020, we introduced the OPTI SARS-CoV-2 RT-PCR test kit for human COVID-19 testing. A significant portion of the 2021 growth in our OPTI Medical business was from revenue generated from the test kits and related laboratory services. The amount of revenue from this product decreased in 2022, with less demand for testing. We expect revenues from COVID-19 related testing products and services to be inconsequential in 2023.

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

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies” to the consolidated financial statements included in this Annual Report on Form 10-K for a description of the significant accounting policies used in preparation of these consolidated financial statements.

We believe the following critical accounting estimates and assumptions may have a material impact on reported financial condition and operating performance and involve significant levels of judgment to account for highly uncertain matters or are susceptible to significant change.

Revenue Recognition

Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 3. Revenue Recognition” to the consolidated financial statements for the year ended December 31, 2022, included in this Annual Report on Form 10-K for additional information about our revenue recognition policy and criteria for recognizing revenue.

We enter into contracts where customers purchase combinations of IDEXX products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately requires judgment. We determine the transaction price for a contract based on the total consideration we expect to receive in exchange for the transferred goods or services. To the extent the transaction price includes variable consideration, such as volume rebates or expected price adjustments, we apply judgment in constraining the estimated variable consideration due to factors that may cause reversal of revenue recognized. We evaluate constraints based on our historical and projected experience with similar customer contracts.

We allocate revenue to each performance obligation in proportion to the relative standalone selling prices and recognize revenue when control of the related goods or services is transferred for each obligation. We utilize the observable standalone selling price when available, which represents the price charged for the promised product or service when sold separately. When standalone selling prices for our products or services are not directly observable, we determine the standalone selling prices using relevant information available and apply suitable estimation methods including, but not limited to, the cost plus a margin approach.

Our up-front loyalty programs provide customers with incentives in the form of cash payments or IDEXX Points upon entering into multi-year agreements to purchase annual minimum amounts of future products or services. If a customer breaches their agreement, they are required to refund all or a portion of the up-front cash or IDEXX Points, or make other repayments, remedial actions, or both. Up-front incentives to customers in the form of cash or IDEXX Points are not made in exchange for distinct goods or services and are capitalized as customer acquisition costs within other current and long-term assets, which are subsequently recognized as a reduction to revenue over the term of the customer agreement. If these up-front incentives are subsequently utilized to purchase instruments, we allocate total consideration, including future committed purchases less up-front incentives and estimates of expected price adjustments, based on relative standalone selling prices to identified performance obligations and recognize instrument revenue and cost at the time of installation and customer acceptance. We estimate, based on historical experience, and apply judgment to predict the amounts of future customer purchases and expected price adjustments related to these multi-year agreements. Differences between estimated and actual customer purchases may impact the timing and amount of revenue recognition during the term of the customer contract, and a 10% change in these estimates would have increased or reduced deferred revenue and cumulative revenue related to these programs by approximately $1.1 million at December 31, 2022.

Our volume commitment programs, such as our IDEXX 360 program, provide customers with free or discounted instruments or systems upon entering into multi-year agreements to purchase annual minimum amounts of products and services. We allocate total consideration, including future committed purchases and expected price adjustments, based on relative standalone selling prices to identified performance obligations and recognize instrument revenue and cost at the time of installation and customer acceptance in advance of billing the customer, which is also when the customer obtains control of the instrument based on legal title transfer. Our right to future consideration related to instrument revenue is recorded as a contract asset within other current and long-term assets. The contract asset is transferred to accounts receivable when customers are billed for products and services over the term of the contract. We estimate, based on historical experience, and apply judgment to predict the amounts of future customer purchases and expected price adjustments related to these multi-year agreements. Differences between estimated and actual customer purchases may impact the timing and amount of revenue recognition during the term of the customer contract, and a 10% change in these estimates would have increased or reduced contract assets and cumulative revenue related to these programs by approximately $4.3 million at December 31, 2022.

Our instrument rebate programs require an instrument purchase and provide customers the opportunity to earn future rebates based on the volume of products and services they purchase over the term of the program. We account for the customer’s right to earn rebates on future purchases as a separate performance obligation and determine the standalone selling price based on an estimate of rebates the customer will earn over the term of the program. Total consideration allocated to identified performance obligations is limited to goods and services that the customer is presently obligated to purchase and does not include estimates of future purchases that are optional. We allocate total consideration to identified performance obligations, including the customer’s right to earn rebates on future purchases, which is deferred and subsequently recognized upon the purchase of products and services, partly offsetting rebates as they are earned. We estimate, based on historical experience, and apply judgment to predict the amounts of future customer rebates related to these multi-year agreements. Differences between estimated and actual customer rebates may impact the timing and amount of revenue recognition during the term of the customer contract, and a 10% change in these estimates would have increased or reduced deferred revenue and cumulative revenue related to these programs by approximately $2.8 million at December 31, 2022.

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

We assess goodwill for impairment annually, at the reporting unit level, in the fourth quarter and whenever events or circumstances indicate impairment may exist. An impairment charge is recorded for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Our reporting units are the individual product and service categories that comprise our CAG operating segment, our Water and LPD operating segments and goodwill remaining from the restructuring of our pharmaceutical business in the fourth quarter of 2008. A substantial portion of the goodwill remaining from the pharmaceutical business, included in our “Other Segment,” is associated with intellectual property that has been, or may be, licensed to third parties. Realization of this goodwill is dependent upon the success of those third parties in developing and commercializing products, which will result in our receipt of royalties and other payments.

As part of our goodwill testing process, we evaluate factors specific to a reporting unit as well as industry and macroeconomic factors that are reasonably likely to have a material impact on the fair value of a reporting unit. Examples of the factors considered in assessing the fair value of a reporting unit include: the results of the most recent impairment test; the competitive environment; the regulatory environment; the effects natural disasters; anticipated changes in product, supply chain, or labor costs; revenue and profitability trends and expectations; the consistency of cash flows; and current and long-range financial forecasts. The long-range financial forecasts of the reporting units, which are based upon management’s long-term view of our markets, are used by senior management and the Board of Directors to evaluate operating performance.

In the fourth quarter of 2022, we performed a qualitative assessment of goodwill impairment for all of our reporting units, except for Pharmaceutical Activities, and concluded that it is not more likely than not that the fair value of any of those reporting units is less than its carrying amount, including goodwill. We maintain approximately $6.5 million of goodwill associated with Pharmaceutical Activities, which comprises pharmaceutical intellectual property, out-licensing arrangements, and certain retained drug delivery technologies from which we earn royalty revenue. For our Pharmaceutical Activities, we performed a quantitative assessment and concluded that the estimated fair value approximates the carrying amount of the reporting unit. We estimated the fair value of the Pharmaceutical Activities using an income approach based on discounted forecasted cash flows, making assumptions about future cash flows and discount rates. These is no guarantee that we will be able to maintain revenues from our remaining Pharmaceutical Activities. No goodwill impairments were identified during the years ended December 31, 2022, 2021, and 2020.

A prolonged economic downturn in the U.S. or internationally resulting in lower long-term growth rates and reduced long-term profitability may reduce the fair value of our reporting units. Industry specific events or circumstances could have a negative impact on our reporting units and may also reduce the fair value of our reporting units. Should such events occur, and it becomes more likely than not that a reporting unit’s fair value has fallen below its carrying value, we will perform an interim goodwill impairment test, in addition to the annual impairment test. Future impairment tests may result in an impairment of goodwill. An impairment of goodwill would be reported as a non-cash charge to earnings.

We also assess the realizability of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets, other than goodwill, based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The asset group is the lowest level for which identifiable cash flows associated with the intangible asset are largely independent. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of the asset group exceeds the related estimated undiscounted future cash flows, an impairment loss to adjust the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset and apply a risk-adjusted discount rate. We had no impairments of our intangible assets during the years ended December 31, 2022 and 2021. The amount of impairment for the year ended December 31, 2020 was immaterial.

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

We record a liability for uncertain tax positions that do not meet the more likely than not standard as prescribed by the authoritative guidance for income tax accounting. We record tax benefits for only those positions that we believe will more likely than not be sustained. For positions that we believe that it is more likely than not that we will prevail, we record a benefit considering the amounts and probabilities that could be realized upon ultimate settlement. If our judgment as to the likely resolution of the uncertainty changes, if the uncertainty is ultimately settled or if the statute of limitation related to the uncertainty expires, the effects of the change would be recognized in the period in which the change, resolution or expiration occurs. Our net liability for uncertain tax positions was $25.8 million as of December 31, 2022, and $25.5 million as of December 31, 2021, which includes estimated interest expense and penalties. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 14. Income Taxes” in the accompanying Notes to consolidated financial statements for more information.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies (v) and (w)” to the consolidated financial statements for the year ended December 31, 2022, included in this Annual Report on Form 10-K for a complete discussion of recent accounting pronouncements adopted and not adopted.

RESULTS OF OPERATIONS AND TRENDS

Effects of Certain Factors on Results of Operations

CAG Trends. Global trends in companion animal healthcare, including growth in demand for clinical services, continue to support solid growth for companion animal diagnostic products and services across regions. In the U.S., average diagnostics revenue per practice grew 6.9% on a same-store basis during 2022, faster than 5.1% growth in overall clinic revenues. U.S. same-store clinical visits at veterinary practices declined 2.3% in 2022, reflecting impacts this year from reductions in veterinary clinic capacity levels and comparison to high prior-year visit levels. Growth for pet healthcare including diagnostics remains elevated compared to pre-pandemic levels reflecting compound annual growth of 2.9% in clinical visits and 11.2% in same-store diagnostics revenues for the U.S. compared to 2019.

Supply Chain and Logistics Challenges. We believe that building and maintaining a well-managed and disciplined infrastructure have helped minimize impacts of the current supply chain constraints, including product and component availability issues, logistics challenges, including extended shipping periods and delays, and inflationary pressures that are currently occurring worldwide. Our proactive approach to managing our operational processes, including forward planning with a focus on working closely with our suppliers and logistics partners, has enabled us to maintain continued high levels of product and service availability and customer service. We continue to monitor these supply chain and logistics challenges, including potential fuel rationing and shortages, and have implemented mitigation strategies to adjust for, among other things, delayed shipments of products and components. Although we expect these challenges to continue during 2023, we believe we are well-positioned to enable sustained high growth in our businesses going forward and to effectively manage the impacts of potentially relatively higher costs in certain areas to support these growth plans. However, there can be no assurance as to the duration or severity of the supply chain and logistics challenges or the effectiveness of our mitigating activities.

War in Ukraine / Russia Operations. Our operations in the Russia, Belarus, and Ukraine region are limited, with no manufacturing or significant supply arrangements. After significantly scaling back our operations in Russia in the first quarter of 2022, including suspending sales of veterinary diagnostic equipment; promotional, marketing, and hiring activities; and new business development and related investments, we decided in June 2022 to wind down and liquidate our sole Russian subsidiary, as well as our direct Russian operations, which consisted of marketing and selling diagnostic products for veterinary clinics in Russia. We anticipate that only a limited number of our products, which are important for human or animal healthcare, will continue to be sold in Russia pursuant to ongoing third-party distribution agreements. Some of our products are also sold in Belarus pursuant to ongoing third-party distribution agreements. Historical revenues from the Russia, Belarus, and Ukraine region have been less than 1% of our total consolidated revenue.

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

Currency Impact. For the year ended December 31, 2022, approximately 21% of our consolidated revenue was derived from products manufactured or sourced in U.S. dollars and sold internationally in local currencies, as compared to 23% for the year ended December 31, 2021 and 21% for the year ended December 31, 2020. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured or purchased in U.S. dollars and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. denominated revenues. Refer to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in this Annual Report on Form 10-K for additional information regarding currency impact. Our future income tax expense could also be affected by changes in the mix of earnings, including as a result of changes in the rate of exchange for the U.S. dollar relative to currencies in countries with differing statutory tax rates. Refer to “Part I, Item 1A. Risk Factors” included in this Annual Report on Form 10-K for additional information regarding tax impacts.

Effects of Economic Conditions. Demand for our products and services is vulnerable to changes in the economic environment, including slow economic growth, high unemployment, and credit availability. Negative or cautious consumer sentiment can lead to reduced or delayed consumer spending, resulting in a decreased number of patient visits to veterinary clinics. Unfavorable economic conditions can impact sales of instruments, diagnostic imaging, and practice management systems, which are larger capital purchases for veterinarians. Additionally, economic turmoil, fears of a global economic downturn or recession, and inflationary pressure can cause our customers to remain sensitive to the pricing of our products and services. In the U.S., we monitor patient visits and clinic revenue data provided by a subset of our CAG customers. Although this data is a limited sample and susceptible to short-term impacts such as weather, which may affect the number of patient visits in a given period, we believe that this data provides a fair and meaningful long-term representation of the trend in patient visit activity in the U.S., providing us insight regarding demand for our products and services.

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

Effects of Patent Expiration. Although we have several patents and licenses of patents and technologies from third parties that expired during 2022, and several that are expected to expire in 2023 and beyond, the expiration of these patents or licenses, individually or in the aggregate, is not expected to have a material effect on our financial position or future operations due to a range of factors as described in “Part I, Item 1. Business, Patents and Licenses.”

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

Twelve Months Ended December 31, 2022, Compared to Twelve Months Ended December 31, 2021

Total Company

The following table presents revenue by operating segment by U.S. and non-U.S., or international geographies:

	For the Years Ended December 31,
Net Revenue (dollars in thousands)	2022	2021	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$3,058,793	$2,889,960	$168,833	5.8%	(3.3%)	0.7%	8.4%
United States	2,073,222	1,881,887	191,335	10.2%	—	0.9%	9.3%
International	985,571	1,008,073	(22,502)	(2.2%)	(9.2%)	0.3%	6.7%

Water	$155,720	$146,505	$9,215	6.3%	(4.0%)	0.5%	9.7%
United States	76,875	70,654	6,221	8.8%	—	—	8.8%
International	78,845	75,851	2,994	3.9%	(7.8%)	1.1%	10.6%

LPD	$122,607	$135,887	$(13,280)	(9.8%)	(5.8%)	—	(4.0%)
United States	16,633	15,626	1,007	6.4%	—	—	6.4%
International	105,974	120,261	(14,287)	(11.9%)	(6.4%)	—	(5.4%)

Other	$30,204	$43,008	$(12,804)	(29.8%)	0.2%	—	(30.0%)

Total Company	$3,367,324	$3,215,360	$151,964	4.7%	(3.4%)	0.7%	7.4%
United States	2,182,959	1,995,683	187,276	9.4%	—	0.8%	8.5%
International	1,184,365	1,219,677	(35,312)	(2.9%)	(8.7%)	0.3%	5.5%
(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in organic revenue reflects higher realized prices and continued demand for companion animal diagnostics globally, supported by higher CAG Diagnostics recurring revenue, primarily in the U.S. Increases in our subscription-based veterinary software and diagnostic imaging services also contributed to higher revenue for the year. The higher revenue in our Water business was primarily due to the benefit of price increases and higher testing volumes. The decline in our LPD business was primarily due to lower demand in the first half of the year for swine testing in China, compared to high prior year levels. The decrease in Other revenue reflects lower sales of OPTI COVID-19 PCR testing products. The impact of currency movements decreased total revenue growth by 3.4%, while the impact of acquisitions increased total revenue growth by 0.7%.

The following table presents our total Company results of operations:

	For the Years Ended December 31,				Change
Total Company - Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$3,367,324		$3,215,360		$151,964	4.7%
Cost of revenue	1,362,986		1,325,928		37,058	2.8%
Gross profit	2,004,338	59.5%	1,889,432	58.8%	114,906	6.1%

Operating Expenses:
Sales and marketing	524,505	15.6%	486,735	15.1%	37,770	7.8%
General and administrative	326,248	9.7%	309,660	9.6%	16,588	5.4%
Research and development	254,820	7.6%	161,009	5.0%	93,811	58.3%
Total operating expenses	1,105,573	32.8%	957,404	29.8%	148,169	15.5%
Income from operations	$898,765	26.7%	$932,028	29.0%	$(33,263)	(3.6)%

Gross Profit. Gross profit increased due to higher sales volumes and a 70 basis point increase in the gross profit margin. The impact from foreign currency movements increased the gross profit margin by approximately 50 basis points, primarily from the impact of hedge gains in the current year as compared to hedge losses in the prior year. Excluding the impact of foreign currency movements, the increase in the gross margin was primarily due to net price gains, improved software services gross margins, and the benefit of our reference laboratory productivity initiatives. These increases were partially offset by higher freight and distribution costs; higher service costs, including increases in labor and facility costs; and higher product costs.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs, including investments in our global commercial capability. General and administrative expense increased primarily due to higher personnel-related costs, increase in allowances for doubtful accounts receivable, and increases in amortization and depreciation expense related to business acquisitions and capital investments. General and administrative expense increases were partially offset by a comparative decrease due to acquisition-related costs incurred in the prior year. Research and development expense increased primarily due to discrete investments for the acquisition of rights to use certain licensed technology under intellectual property licensing arrangements, project costs, and higher personnel-related costs. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth by approximately 2%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Years Ended December 31,
Net Revenue (dollars in thousands)	2022	2021	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$2,660,280	$2,534,562	$125,718	5.0%	(3.4%)	0.1%	8.2%
IDEXX VetLab consumables	1,057,236	1,006,781	50,455	5.0%	(4.3%)	—	9.3%
Rapid assay products	313,667	296,852	16,815	5.7%	(1.7%)	—	7.3%
Reference laboratory diagnostic and consulting services	1,178,113	1,123,656	54,457	4.8%	(2.9%)	0.3%	7.4%
CAG Diagnostics services and accessories	111,264	107,273	3,991	3.7%	(4.5%)	—	8.2%
CAG Diagnostics capital - instruments	147,326	149,140	(1,814)	(1.2%)	(4.7%)	—	3.5%
Veterinary software, services and diagnostic imaging systems	251,187	206,258	44,929	21.8%	(1.0%)	7.9%	14.9%
Net CAG revenue	$3,058,793	$2,889,960	$168,833	5.8%	(3.3%)	0.7%	8.4%
(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher realized prices and increased volumes in IDEXX VetLab consumables, reference laboratory diagnostic services, and, to a lesser extent, rapid assay products. The impact of foreign currency movements decreased CAG Diagnostics recurring revenue growth by 3.4%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher price realization and higher sales volumes, primarily of our Catalyst consumables and, to a lesser extent, ProCyte consumables. These volume increases were supported by the expansion of our installed base of instruments, our expanded menu of available tests in certain regions, and high customer retention levels. The impact of currency movements decreased revenue growth by 4.3%.

The increase in rapid assay revenue resulted primarily from higher price realization and higher clinic testing levels, primarily from SNAP 4Dx Plus. The impact of currency movements decreased revenue growth by 1.7%.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to higher testing volumes and price realization in our U.S. labs. Growth in other regions was primarily due to higher price realization, partially offset by moderately lower international volumes compared to strong prior period demand levels. Acquisitions increased revenue growth by 0.3%. The impact of currency movements decreased revenue growth by 2.9%.

CAG Diagnostics services and accessories revenue growth was primarily a result of the increase in our active installed base of instruments.

CAG Diagnostics Capital – Instrument Revenue. The impact of currency movements decreased revenue growth by 4.7%. Excluding the impact of currency, the growth in instrument revenue was primarily due to higher premium instrument placements, primarily of the ProCyte One analyzer, to support increased diagnostic testing.

Veterinary Software, Services, and Diagnostic Imaging Systems Revenue. The acquired business increased revenue growth by 7.9%. Excluding the impact of the acquisition, the increase in veterinary software and services revenue was primarily due to higher realized prices on service offerings and higher subscription-based service revenue supported by the expansion in our active installed base. The increase in our diagnostic imaging systems revenue was primarily due to increases in our active installed base resulting in higher service revenue, as well as higher instrument and equipment placements and higher realized prices.

The following table presents the CAG segment results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$3,058,793		$2,889,960		$168,833	5.8%
Cost of revenue	1,252,216		1,206,156		46,060	3.8%
Gross profit	1,806,577	59.1%	1,683,804	58.3%	122,773	7.3%

Operating Expenses:
Sales and marketing	480,655	15.7%	444,694	15.4%	35,961	8.1%
General and administrative	288,746	9.4%	274,470	9.5%	14,276	5.2%
Research and development	236,227	7.7%	140,618	4.9%	95,609	68.0%
Total operating expenses	1,005,628	32.9%	859,782	29.8%	145,846	17.0%
Income from operations	$800,949	26.2%	$824,022	28.5%	$(23,073)	(2.8)%

Gross Profit. Gross profit increased primarily due to higher sales volumes, as well as an 80 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to recurring revenue net price gains, improved software services gross margins, and the benefit of our reference laboratory productivity initiatives. These increases were partially offset by higher freight and distribution costs, higher product costs, and higher service costs, including increases in labor and facility costs. The impact from foreign currency movements increased the gross profit margin by approximately 30 basis points, primarily from the impact of hedge gains in the current year as compared to hedge losses in the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs, including investments in our global commercial capability. General and administrative expense increased primarily due to higher personnel-related costs, increases in amortization and depreciation expense related to business acquisitions and capital investments, and an increase in allowances for doubtful accounts receivable. General and administrative expense increases were partially offset by a comparative decrease due to acquisition-related costs incurred in the prior year. Research and development expense increased primarily due to discrete investments for the acquisition of rights to use certain licensed technology under intellectual property licensing arrangements, project costs, and higher personnel-related costs. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth by approximately 2%.

Water

The following table presents the Water segment results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$155,720		$146,505		$9,215	6.3%
Cost of revenue	45,861		45,561		300	0.7%
Gross profit	109,859	70.5%	100,944	68.9%	8,915	8.8%

Operating Expenses:
Sales and marketing	18,564	11.9%	17,814	12.2%	750	4.2%
General and administrative	14,353	9.2%	13,442	9.2%	911	6.8%
Research and development	4,423	2.8%	4,244	2.9%	179	4.2%
Total operating expenses	37,340	24.0%	35,500	24.2%	1,840	5.2%
Income from operations	$72,519	46.6%	$65,444	44.7%	$7,075	10.8%

Revenue. The increase in our Water business was due to higher realized prices and testing volumes, primarily in our Colilert test products and related accessories used in coliform and E. coli testing. The impact of currency movements decreased revenue growth by 4.0%. The impact of an acquisition completed during the third quarter of 2022 increased revenue growth by 0.5%.

Gross Profit. Gross profit for Water increased due to higher sales volumes and a 160 basis point increase in the gross profit margin, which reflected a 210 basis point increase due to foreign currency movements, primarily from the impact of hedge gains in the current year compared to hedge losses in the prior year. Decreases in the gross profit margin were primarily due to higher product costs and higher distribution and freight costs, partially offset by higher realized prices.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs. General and administrative expense increased primarily due to higher third-party service costs, including acquisition-related costs, personnel-related costs, and allowances for doubtful accounts receivable. Research and development expense increased primarily due to higher personnel-related costs. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth by approximately 2%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$122,607		$135,887		$(13,280)	(9.8%)
Cost of revenue	49,606		54,323		(4,717)	(8.7%)
Gross profit	73,001	59.5%	81,564	60.0%	(8,563)	(10.5%)

Operating Expenses:
Sales and marketing	23,491	19.2%	21,681	16.0%	1,810	8.3%
General and administrative	17,119	14.0%	17,606	13.0%	(487)	(2.8%)
Research and development	12,582	10.3%	13,641	10.0%	(1,059)	(7.8%)
Total operating expenses	53,192	43.4%	52,928	39.0%	264	0.5%
Income from operations	$19,809	16.2%	$28,636	21.1%	$(8,827)	(30.8%)

Revenue. The unfavorable impact of foreign currency movements decreased revenue growth by 5.8%. Excluding the impact of foreign currency, the decline in revenue was primarily due to lower demand for diagnostic testing in China. Beginning during the second quarter of 2021 and continuing through the first half of 2022, we experienced lower livestock testing volumes in China, as changes in disease management approaches, low pork prices, and changes in government requirements related to the live animal imports and livestock infectious disease programs impacted testing volumes, in comparison to high prior-year demand for African Swine Fever testing. These declines were moderated during the second half of 2022, with modest volume increases in our swine testing market in China compared to low prior year levels. The decrease in revenue was partially offset by higher herd health screening in other Asia Pacific markets and higher price gains.

Gross Profit. The decrease in LPD gross profit was primarily due to lower sales volumes and a 50 basis point decrease in the gross profit margin. The decrease in the gross profit margin is primarily due to higher freight and distribution costs, investments in our bovine laboratory services, the unfavorable overall mix impacts largely from lower African Swine Fever testing, and higher product costs. The decrease in the gross profit margin was partially offset by the impact from foreign currency movements, which increased the gross profit margin by approximately 360 basis points, primarily from the impact of hedge gains in the current year compared to hedge losses in the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to increases in personnel-related and travel costs. General and administrative decreased primarily due to lower personnel-related costs. Research and development expenses decreased primarily due to lower personnel-related costs. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth by approximately 4%.

Other

The following table presents the Other results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Amount	Percentage

Revenues	$30,204		$43,008		$(12,804)	(29.8%)
Cost of revenue	15,303		19,888		(4,585)	(23.1%)
Gross profit	14,901	49.3%	23,120	53.8%	(8,219)	(35.5%)

Operating Expenses:
Sales and marketing	1,795	5.9%	2,546	5.9%	(751)	(29.5%)
General and administrative	6,030	20.0%	4,142	9.6%	1,888	45.6%
Research and development	1,588	5.3%	2,506	5.8%	(918)	(36.6%)
Total operating expenses	9,413	31.2%	9,194	21.4%	219	2.4%
Income from operations	$5,488	18.2%	$13,926	32.4%	$(8,438)	(60.6%)

Revenue. The decrease in Other revenue was primarily due to lower sales of OPTI COVID-19 PCR testing products and services in the U.S. and, to a lesser extent, lower OPTI Medical consumables revenue internationally. The impact of currency movements increased revenues by 0.2%.

Gross Profit. Gross profit decreased due to lower sales volume and a 450 basis point decrease in the gross profit margin. The decrease in the gross profit margin was primarily due to unfavorable product mix with lower OPTI Medical consumables and higher freight, distribution, and product costs, partially offset by lower service costs associated with lower disease testing services. The overall change in foreign currency exchange rates had an immaterial impact on gross profit.

Operating Expenses. Sales and marketing expense decreased primarily due to lower personnel-related costs. General and administrative expense increased primarily due to higher foreign exchange losses on settlements of foreign currency denominated transactions, as compared to the prior year, as well as higher allowances for doubtful accounts receivable. Foreign exchange losses on settlements for all operating segments are reported within our Other segment. Research and development expense decreased primarily due to lower project costs compared to investments in the development of infectious disease tests during the prior year.

Non-Operating Items

Interest Expense. Interest expense was $39.9 million for the year ended December 31, 2022, as compared to $29.8 million for the prior year. The increase in interest expense was primarily the result of higher average debt levels.

Our effective income tax rate was 21.0% for the year ended December 31, 2022, and 17.5% for the year ended December 31, 2021. The increase in our effective tax rate was primarily driven by decreases in tax benefits related to share-based compensation and higher taxes on international income. Our projected effective tax rate for 2023 is approximately 22%. This projected 1% increase in the effective tax rate, over the full year 2022 effective tax rate, is primarily due to lower estimated tax benefits from share-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. We generate cash primarily through the payments made by customers for our companion animal veterinary, livestock, poultry, dairy, and water products and services, consulting services, and other various systems and services. Our cash disbursements are primarily related to compensation and benefits for our employees, inventory and supplies, taxes, research and development, capital expenditures, rents, occupancy-related charges, interest expense, and business acquisitions. At December 31, 2022, we had $112.5 million of cash and cash equivalents, as compared to $144.5 million on December 31, 2021. Working capital, including our Credit Facility, totaled negative $134.3 million at December 31, 2022, as compared to $192.1 million at December 31, 2021. Additionally, at December 31, 2022, we had a remaining borrowing availability of $669.5 million under our $1.25 billion Credit Facility with $579.0 million outstanding borrowing under the Credit Facility. The general availability of funds under our Credit Facility is reduced by $1.5 million for outstanding letters of credit. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example to fund significant discretionary activities, we could elect to raise capital in the U.S. through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and cash equivalents are generally available without restrictions to fund ordinary business operations outside the U.S.

The following table presents cash, cash equivalents and marketable securities held domestically, and by our foreign subsidiaries:

	For the Years Ended December 31,
Cash and cash equivalents (in thousands)	2022	2021

U.S.	$16,112	$2,632
Foreign	96,434	141,822
Total	$112,546	$144,454

Total cash, cash equivalents and marketable securities held in U.S. dollars by our foreign subsidiaries	$6,647	$6,245

As of December 31, 2022 and 2021, more than 99% of the cash and cash equivalents held was as bank deposits. Cash and cash equivalents at December 31, 2022, included approximately USD $2.9 million of cash held in countries with currency control restrictions, which limit our ability to transfer funds outside of the country in which they are held. The currency control restricted cash is generally available for use within the country where it is held.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021

Days sales outstanding (1)	43.4	43.4	43.2	42.0	42.4
Inventory turns (2)	1.3	1.3	1.5	1.6	2.0
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

The decrease in inventory turns over the current year was a result of larger inventory on-hand, as we have increased inventory to support demand and product availability, as well as new product launches.

Sources and Uses of Cash

The following table presents cash provided (used):

(in thousands)	For the Years Ended December 31,
	2022	2021	Dollar Change

Net cash provided by operating activities	$542,984	$755,546	$(212,562)
Net cash used by investing activities	(195,350)	(292,967)	97,617
Net cash used by financing activities	(370,936)	(697,414)	326,478
Net effect of changes in exchange rates on cash	(8,606)	(4,639)	(3,967)
Net change in cash and cash equivalents	$(31,908)	$(239,474)	$207,566

Operating Activities. The decrease in cash provided by operating activities of $212.6 million during 2022 as compared to 2021, was primarily due to the lower net income and changes in other assets and liabilities. During 2022, we entered into two discrete arrangements to license intellectual property for which we paid $65 million which was charged to research and development expense. We also had an increase in taxes paid during 2022, primarily due to changes imposed by the 2017 Tax Cuts and Jobs Act, including the relevant provision that requires U.S. research and development expenditures incurred after January 1, 2022, to be capitalized and amortized over a five-year period.

The following table presents cash flows (used) provided from changes in operating assets and liabilities:

(in thousands)	For the Years Ended December 31,
	2022	2021	Dollar Change

Accounts receivable	$(41,398)	$(33,141)	$(8,257)
Inventories	(121,731)	(52,919)	(68,812)
Accounts payable	3,467	11,233	(7,766)
Deferred revenue	(11,019)	(7,551)	(3,468)
Other assets and liabilities	(102,849)	(55,145)	(47,704)
Total change in cash due to changes in operating assets and liabilities	$(273,530)	$(137,523)	$(136,007)

Cash used due to changes in operating assets and liabilities during the year ended December 31, 2022, as compared to the same period in the prior year, increased approximately $136.0 million. Cash used for inventory in the current period, as compared to the prior period, was higher primarily due to planned inventory growth to support demand and product availability. The increase of cash used for other assets and liabilities was primarily due to lower non-cash operating expenses recorded as accrued liabilities, primarily for personnel-related costs, as compared to the same period in the prior year, partially offset by accrued research and development investments in the current year.

We have historically experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year and for the annual period driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

Investing Activities. Cash used by investing activities was $195.4 million during 2022 as compared to $293.0 million used during 2021. The decrease in cash used by investing activities during 2022 as compared to 2021 was primarily due to the acquisition of ezyVet during the second quarter of 2021, partially offset by an acquisition of an intangible asset during the first quarter of 2022, an equity investment during the second quarter of 2022, and the acquisition of a water testing business in the third quarter of 2022, as well as the increase in purchases of property and equipment related to our new warehouse and manufacturing site expansion.

Our total capital expenditure plan for 2023 is estimated to be approximately $180.0 million, which includes capital investments in manufacturing and operations facilities to support growth, as well as investments in customer-facing software.

Financing Activities. Cash used by financing activities was $370.9 million during 2022, as compared to $697.4 million used during 2021. The decrease in cash used by financing activities was due to a $432.0 million increase in borrowings under our Credit Facility, partially offset by $72.9 million in additional repurchases of our common stock in the current period as compared to the same period in the prior year. Cash was also used to pay off our $75 million 2022 Series A Notes when due and payable on February 14, 2022.

Cash used to repurchase shares of our common stock increased by $72.9 million during 2022, as compared to 2021. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. We primarily fund our share repurchases with cash generated from operations, as well as from various capital market activities, including the committed available financing through our Credit Facility. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 20. Repurchases of Common Stock” to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about our share repurchases.

Under the $1.25 billion Credit Facility, the $1.0 billion unsecured credit line matures on December 9, 2026 and requires no scheduled prepayments before that date. On October 20, 2022, pursuant to the terms of the Credit Facility, the term lenders thereunder provided us, as borrower, an incremental term loan in an aggregate principal amount of $250 million (the “Term Loan”). The Term Loan matures on October 20, 2025. The net proceeds of the Term Loan were used to repay previously incurred revolver borrowings under the Credit Facility. The Term Loan is subject to the same affirmative and negative covenants and events of default as the borrowings previously incurred pursuant to the Credit Facility. The applicable interest rate for the Term Loan is consistent with our line of credit, and is calculated at a per annum rate equal to either (at our option) (1) a prime rate plus a margin ranging from 0.0% to 0.375% based on our consolidated leverage ratio, (2) an adjusted term SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio, or (3) an adjusted daily simple SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 13, Debt” for additional information about our applicable interest rates on our Credit Facility. Under the Credit Facility, we also pay quarterly commitment fees ranging from 0.075% to 0.25%, based on our leverage ratio, on any unused commitment.

Under the Credit Facility, the net repayment and borrowing activity resulted in increased cash used of $432.0 million during 2022, as compared to 2021. At December 31, 2022, we had $329.0 million outstanding on our line of credit and a $250.0 million Term Loan, for a total of $579 million outstanding under the Credit Facility. At December 31, 2021, we had $73.5 million in outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.5 million for letters of credit that were issued primarily in connection with our workers' compensation policy at December 31, 2022 and $1.4 million at December 31, 2021. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements and violations of laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation not to exceed 3.5-to-1. At December 31, 2022, we were in compliance with the covenants of the Credit Facility. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, (“ERISA”), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default.

In February 2022, we paid off our $75 million 2022 Series A Notes with cash provided by operations and financing activity. On July 21, 2021, we repaid our $50 million 2021 Series A Notes in full with cash provided by operations. The aggregate principal amounts of our 2023 Series A Notes for $75 million will become due and payable on December 11, 2023. We anticipate paying off our 2023 Series A Notes when due with cash provided by borrowings under our Credit Facility and cash provided by operations. Should we elect to prepay any of our senior notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Senior Note Agreements. Additionally, in the event of a change in control of the Company or upon the disposition of certain assets of the Company, the proceeds of which are not reinvested (as defined in the Senior Note Agreements), we may be required to prepay all or a portion of the senior notes.

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

Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 13, Debt” for additional information about our Credit Facility, Senior Notes, and Senior Note Agreements.

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

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements or variable interest entities except for letters of credit and third-party guarantees, as reflected in “Part II, Item 8. Financial Statements and Supplementary Data, Note 13 Debt” and “Part II, Item 8. Financial Statements and Supplementary Data. Note 16. Commitments, Contingencies and Guarantees” to the consolidated financial statements for the year ended December 31, 2022, included in this Annual Report on Form 10-K, respectively.

Financial Covenant. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements and Credit Facility, not to exceed 3.5-to-1. At December 31, 2022, we were in compliance with the covenants of the Senior Note Agreements. The following details our consolidated leverage ratio calculation:

(in thousands)	Twelve months ended
Trailing 12 Months Adjusted EBITDA:	December 31, 2022

Net income attributable to stockholders	$679,089
Interest expense	39,858
Provision for income taxes	180,883
Depreciation and amortization	111,900
Acquisition-related expense	873
Share-based compensation expense	49,770
Extraordinary and other non-recurring non-cash charges	—
Adjusted EBITDA	$1,062,373

(dollars in thousands)	Twelve months ended
Debt to Adjusted EBITDA Ratio:	December 31, 2022

Line of credit	$579,000
Current and long-term portion of long-term debt	769,369
Total debt	1,348,369
Acquisition-related consideration payable	3,453
Financing leases	5
Deferred financing costs	407
Gross debt	$1,352,234
Gross debt to Adjusted EBITDA ratio	1.27

Cash and cash equivalents	$(112,546)
Net debt	$1,239,688
Net debt to Adjusted EBITDA ratio	1.17

Commitments, Contingencies and Guarantees

For more information regarding our commitments, contingencies and guarantees, refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 16. Commitments, Contingencies and Guarantees.”

For more information on our future lease payments, refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 8. Leases” for our minimum lease payment schedule. The expected timing of payments of our leases may be different in future years, depending on decisions to extend lease terms and/or enter into additional leases in the preceding years.

As of December 31, 2022, current liabilities include $579.0 million outstanding borrowing on our Credit Facility and the current portion of long-term debt of $75.0 million recorded as current liabilities. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 13. Debt for more information about our Credit Facility and for more information on our repayment of our Senior Notes.

We also have purchase obligations that include agreements and purchase orders to purchase goods or services that are contractually enforceable and that specify all significant terms, including fixed or minimum quantities, pricing, and approximate timing of purchases. As of December 31, 2022, we had approximately $232.4 million in purchase obligations due in 2023. Our purchase obligations beyond 2023 are approximately $50.4 million. These purchase obligation amounts do not include amounts recorded in accounts payable as of December 31, 2022. The expected timing of payments of our purchase obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

Additionally, we have agreements with third parties that we have entered into in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and, based on our analysis of the nature of the risks involved, we believe that the fair value of these agreements is minimal. Accordingly, we did not record any liabilities for these obligations at December 31, 2022 and 2021, and do not anticipate any future payments for these guarantees.

As of December 31, 2022, our remaining obligation associated with the deemed repatriation tax resulting from the Tax Cut and Jobs Act of 2017 is $27.0 million. Our prior overpayments continued to satisfy our installment obligations through 2022. In 2023, our installment obligation will exceed our remaining overpayment and we will be required to remit the balance due on the installment. Our final installment will be paid in 2025. For information on our unrecognized tax benefits, refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 14. Income Taxes.”

During the first quarter of 2023, we paid the $15.0 million milestone payment associated with an arrangement to license intellectual property, which was expensed in 2022.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists primarily of foreign currency exchange risk, interest rate risk, and effects of inflation. Our functional currency is the U.S. dollar and our primary manufacturing operations and inventory supply contracts are in the U.S. or in U.S. dollars, but we distribute our products worldwide both through direct export and through our foreign subsidiaries. Our primary foreign currency transaction risk consists of intercompany purchases and sales of products and we attempt to mitigate this risk through our hedging program described below. For the year ended December 31, 2022, approximately 21% of our consolidated revenue was derived from products manufactured or sourced in U.S. dollars and sold internationally in local currencies, as compared to 23% and 21% for the years ended December 31, 2021 and 2020, respectively. The functional currency of most of our subsidiaries is their local currency, except six of our foreign subsidiaries where the functional currency is the U.S. dollar.

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

The following table presents the estimated foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share for the current period and as compared to the respective prior-year period:

	For the Year Ended
(in thousands, except per share amounts)	2022	2021	2020

Revenue (decrease) increase	$(108,812)	$46,001	$1,301

Operating profit (decrease) increase, excluding hedge activity and exchange impacts on settlement of foreign currency denominated transactions	$(56,420)	$28,557	$887
Hedge gains (losses) - current period	25,733	(7,121)	829
Exchange (losses) gains on settlements of foreign currency denominated transactions - current period	(3,408)	(2,111)	699
Operating profit (decrease) increase - current period	$(34,095)	$19,325	$2,415

Hedge losses (gains) - prior period	7,121	(829)	(10,628)
Exchange losses (gains) on settlement of foreign currency denominated transactions - prior period	2,111	(699)	1,116
Operating profit (decrease) increase - as compared to prior period	$(24,863)	$17,797	$(7,097)

Diluted earnings per share (decrease) increase - as compared to prior period	$(0.22)	$0.16	$(0.06)

At our current foreign exchange rate assumptions, we anticipate the effect of a stronger U.S. dollar will have an unfavorable effect on our operating results by decreasing our revenues, operating profit, and diluted earnings per share in the year ended December 31, 2023, by approximately $16 million, $25 million, and $0.23 per share, respectively. This unfavorable impact includes net year-over-year impacts of foreign currency hedging activity, which is expected to decrease total company operating profit by approximately $18 million and diluted earnings per share by $0.17 during the year ending December 31, 2023. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimate assumes that the value of the U.S. dollar relative to other currencies will reflect the euro at $1.06, the British pound at $1.19, the Canadian dollar at $0.73, and the Australian dollar at $0.68; and the Japanese yen at ¥135, the Chinese renminbi at RMB 6.88, and the Brazilian real at R$5.30 to the U.S. dollar for the full year of 2023.

The foreign currency exchange impacts on our revenue and operating income will be different from our 2023 estimates if actual foreign exchange rates are different from our assumptions. Excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, a 1% strengthening of the U.S. dollar would reduce revenue by approximately $12 million and operating income by approximately $3 million to $4 million, net of hedge positions.

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

Our subsidiaries enter into foreign currency exchange contracts to manage the exchange risk associated with their forecasted intercompany inventory purchases and sales for the next year. From time to time, we may also enter into other foreign currency exchange contracts or foreign-denominated debt issuances to minimize the impact of foreign currency fluctuations associated with specific balance sheet exposures, including net investments in certain foreign subsidiaries. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 19. Hedging Instruments” to the consolidated financial statements of this Annual Report on Form 10-K for details regarding euro-denominated notes that we designated as a hedge of our euro net investment in certain foreign subsidiaries.

Our foreign currency hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the year ended December 31, 2022. We enter into foreign currency exchange contracts designated as cash flow hedges for amounts that are less than the full value of forecasted intercompany purchases and sales and for amounts that are equivalent to, or less than, other significant transactions. As a result, no significant ineffectiveness has resulted or been recorded through the statements of income for the years ended December 31, 2022, 2021, and 2020. Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.

We enter into hedge agreements where we believe we have meaningful exposure to foreign currency exchange risk, with the exception of certain emerging markets where it is not practical to hedge our exposure. We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany purchases and sales totaled $258.2 million at December 31, 2022, and $286.7 million at December 31, 2021. At December 31, 2022, we had $0.8 million of net unrealized gains on foreign currency exchange contracts recorded in accumulated other comprehensive loss, net of related tax. For more information on our hedge agreements refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 19. Hedging Instruments.”

For additional information, refer to “Part I, Item 1A. Risk Factors; Risks associated with doing business internationally could negatively affect our operating results and Strengthening of the rate of exchange for the U.S. dollar has a negative effect on our business,” and “Part II, Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies.”

Interest Rate Risk and Effects of Inflation

We have a Credit Facility with a syndicate of multinational banks, which matures on December 9, 2026, and requires no scheduled prepayments before that date. Although the Credit Facility does not mature until December 9, 2026, all individual borrowings under the terms of the Credit Facility have a stated term between 1 and 180 days, including the $250 million Term Loan that matures on October 20, 2025. The variable rates are based on SOFR, with rolling maturities of 1 and 3 month increments.

At December 31, 2022, we had $579.0 million of borrowings outstanding under the Credit Facility. As of December 31, 2022, based on our gross leverage ratio, our borrowing costs under the Credit Facility were approximately 3.1%. Based on the amount outstanding under our Credit Facility as of December 31, 2022, an increase in SOFR of 1% would increase interest expense by approximately $5.8 million on an annual basis.

During 2022, we experienced inflationary pressure on our operating costs. During 2023, we expect to continue to face higher costs for labor, commodities, energy, and transportation, as well as increased prices from suppliers. We may not be able to offset these higher costs through productivity initiatives and price increases, which may materially and adversely affect our business, results of operations, and financial condition. Any price increases we may impose may lead to declines in sales volume or sector share, if competitors do not similarly adjust their prices, or customers refuse to purchase at the higher prices.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report commencing on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at December 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that, at December 31, 2022, our internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting at December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Directors, executive officers, compliance with Section 16(a) of the Exchange Act, our code of ethics and corporate governance is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance - Proposal One – Election of Directors,” “Executive Officers,” “Stock Ownership Information – Delinquent Section 16(a) Reports,” “Corporate Governance – Corporate Governance Guidelines and Code of Ethics,” and “Corporate Governance –Board Committees” in the Company’s definitive Proxy Statement with respect to its 2023 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on
Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Executive Compensation – Compensation Discussion and Analysis,” “Executive Compensation – Executive Compensation Tables,” “Executive Compensation – Potential Payments Upon Termination or Change in Control,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation and Talent Committee Report” in the Company’s definitive Proxy Statement with respect to its 2023 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to Item 201(d) of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement with respect to its 2023 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information required by this Item with respect to Item 403 of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Stock Ownership Information” in the Company’s definitive Proxy Statement with respect to its 2023 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance – Related Person Transactions” and “Corporate Governance – Director Independence” in the Company’s definitive Proxy Statement with respect to its 2023 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Audit Committee Matters - Independent Auditors’ Fees” in the Company’s definitive Proxy Statement with respect to its 2023 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

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
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of IDEXX Laboratories, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IDEXX Laboratories, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Customer Commitment Programs Revenue Recognition – Transaction Price

As described in Note 3 to the consolidated financial statements, the Company recognized revenue associated with instruments totaling $147.3 million for the year ended December 31, 2022, the majority of which related to sales under customer commitment programs. The Company enters into contracts with multiple performance obligations where customers purchase a combination of the Company’s products and services. The Company offers customer incentives upon entering into multi-year agreements to purchase annual minimum amounts of products and services. These commitment programs provide customers with a free or discounted instrument or system upon entering into multi-year agreements to purchase annual minimum amounts of products or services. Management determines the transaction price for a contract based on the total consideration expected to be received in exchange for the transferred goods or services.

The principal consideration for our determination that performing procedures relating to customer commitment programs revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures over management’s determination of the transaction price related to the customer commitment programs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of the transaction price related to the customer commitment programs. These procedures also included, among others (i) testing management’s process for determining the transaction price related to the customer commitment programs, (ii) testing the completeness and accuracy of underlying data used by management, and (iii) testing, on a sample basis, the transaction price determined by management by obtaining and inspecting source documents, including contracts, invoices, and cash receipts, where applicable.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 16, 2023

We have served as the Company’s auditor since 2002.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2022	December 31, 2021

ASSETS
Current Assets:
Cash and cash equivalents	$112,546	$144,454
Accounts receivable, net of allowance of $8,265 in 2022 and $5,668 in 2021	400,619	368,348
Inventories	367,823	269,030
Other current assets	220,489	173,823
Total current assets	1,101,477	955,655
Long-Term Assets:
Property and equipment, net	649,474	587,667
Operating lease right-of-use assets	118,618	105,101
Goodwill	361,795	359,345
Intangible assets, net	97,672	99,035
Other long-term assets	417,729	330,400
Total long-term assets	1,645,288	1,481,548
TOTAL ASSETS	$2,746,765	$2,437,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$110,221	$116,140
Accrued liabilities	433,662	458,909
Credit facility	579,000	73,500
Current portion of long-term debt	74,982	74,996
Current portion of deferred revenue	37,938	40,034
Total current liabilities	1,235,803	763,579
Long-Term Liabilities:
Deferred income tax liabilities	8,150	8,935
Long-term debt, net of current portion	694,387	775,205
Long-term deferred revenue, net of current portion	30,862	41,174
Long-term operating lease liabilities	101,239	87,377
Other long-term liabilities	67,587	70,941
Total long-term liabilities	902,225	983,632
Total liabilities	2,138,028	1,747,211

Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 107,193 shares in 2022 and 106,878 shares in 2021; Outstanding: 82,894 shares in 2022 and 84,562 shares in 2021	10,719	10,688
Additional paid-in capital	1,463,215	1,377,320
Deferred stock units: Outstanding: 58 units in 2022 and 90 units in 2021	5,182	5,719
Retained earnings	3,599,529	2,920,440
Accumulated other comprehensive loss	(77,796)	(53,484)
Treasury stock, at cost: 24,299 shares in 2022 and 22,317 shares in 2021	(4,392,112)	(3,570,691)
Total IDEXX Laboratories, Inc. stockholders’ equity	608,737	689,992
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,746,765	$2,437,203

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2022	2021	2020

Revenue:
Product revenue	$1,928,773	$1,875,308	$1,586,809
Service revenue	1,438,551	1,340,052	1,119,846
Total revenue	3,367,324	3,215,360	2,706,655
Cost of Revenue:
Cost of product revenue	656,511	656,823	557,795
Cost of service revenue	706,475	669,105	577,820
Total cost of revenue	1,362,986	1,325,928	1,135,615
Gross profit	2,004,338	1,889,432	1,571,040
Expenses:
Sales and marketing	524,505	486,735	434,435
General and administrative	326,248	309,660	300,832
Research and development	254,820	161,009	141,249
Income from operations	898,765	932,028	694,524
Interest expense	(39,858)	(29,808)	(33,125)
Interest income	1,065	434	586
Income before provision for income taxes	859,972	902,654	661,985
Provision for income taxes	180,883	157,810	79,854
Net income	679,089	744,844	582,131
Less: Net (loss) income attributable to noncontrolling interest	—	(1)	355
Net income attributable to IDEXX Laboratories, Inc. stockholders	$679,089	$744,845	$581,776

Earnings per Share:
Basic	$8.12	$8.74	$6.82
Diluted	$8.03	$8.60	$6.71
Weighted Average Shares Outstanding:
Basic	83,623	85,200	85,342
Diluted	84,600	86,572	86,722

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020

Net income	$679,089	$744,844	$582,131
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(25,692)	(26,731)	15,151
Defined benefit plans, net of tax expense of $(613) in 2022	(3,282)	—	—
Reclassification adjustment for defined benefit plans included in net income, net of tax of $99 in 2022	506	—	—
Unrealized gain (loss) on Euro-denominated notes, net of tax expense (benefit) of $1,411 in 2022, $2,011 in 2021 and $(2,325) in 2020	4,525	6,404	(7,378)
Unrealized gain (loss) on investments, net of tax expense (benefit) of $(14) in 2022, $46 in 2021 and $(120) in 2020	(46)	146	(382)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on foreign currency exchange contracts, net of tax expense (benefit) of $5,954 in 2022, $2,133 in 2021 and $(2,013) in 2020	14,851	9,139	(8,527)
Unrealized gain (loss) on cross currency swaps, net of tax expense (benefit) of $1,190 in 2022, $1,699 in 2021 and $(1,774) in 2020	3,817	5,399	(5,626)
Reclassification adjustment for (gain) loss included in net income, net of tax (expense) benefit of $(6,742) in 2022, $1,347 in 2021 and $(158) in 2020	(18,991)	5,774	(671)
Unrealized gain (loss) on derivative instruments	(323)	20,312	(14,824)
Other comprehensive gain (loss), net of tax	(24,312)	131	(7,433)
Comprehensive income	654,777	744,975	574,698
Less: comprehensive income attributable to noncontrolling interest	—	(1)	355
Comprehensive income attributable to IDEXX Laboratories, Inc.	$654,777	$744,976	$574,343

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity
Balance December 31, 2019	105,711	$10,571	$1,213,517	$4,462	$1,595,648	$(46,182)	$(2,600,543)	$352	$177,825
Cumulative effect of accounting changes (Note 2)	—	—	—	—	(1,829)	—	—	—	(1,829)
Net income	—	—	—	—	581,776	—	—	355	582,131
Other comprehensive loss, net	—	—	—	—	—	(7,433)	—	—	(7,433)
Repurchases of common stock, net	—	—	—	—	—	—	(199,347)	—	(199,347)
Common stock issued under stock plans, net	746	75	51,368	(946)	—	—	—	—	50,497
Deferred stock units activity	—	—	(894)	894	—	—	—	—	—
Share-based compensation cost	—	—	30,858	93	—	—	—	—	30,951
Balance December 31, 2020	106,457	$10,646	$1,294,849	$4,503	$2,175,595	$(53,615)	$(2,799,890)	$707	$632,795
Net income	—	—	—	—	744,845	—	—	(1)	744,844
Other comprehensive gain, net	—	—	—	—	—	131	—	—	131
Acquisition of noncontrolling interest (Note 4)	—	—	(284)	—	—	—	—	(706)	(990)
Repurchases of common stock, net	—	—	—	—	—	—	(770,801)	—	(770,801)
Common stock issued under stock plans, net	421	42	46,228	(12)	—	—	—	—	46,258
Deferred stock units activity	—	—	(1,035)	1,035	—	—	—	—	—
Share-based compensation cost	—	—	37,562	193	—	—	—	—	37,755
Balance December 31, 2021	106,878	$10,688	$1,377,320	$5,719	$2,920,440	$(53,484)	$(3,570,691)	$—	$689,992
Net income	—	—	—	—	679,089	—	—	—	679,089
Other comprehensive loss, net	—	—	—	—	—	(24,312)	—	—	(24,312)
Repurchases of common stock, net	—	—	—	—	—	—	(821,421)	—	(821,421)
Common stock issued under stock plans, net	315	31	36,654	(1,066)	—	—	—	—	35,619
Deferred stock units activity	—	—	(459)	459	—	—	—	—	—
Share-based compensation cost	—	—	49,700	70	—	—	—	—	49,770
Balance December 31, 2022	107,193	$10,719	$1,463,215	$5,182	$3,599,529	$(77,796)	$(4,392,112)	$—	$608,737

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020

Cash Flows from Operating Activities:
Net income	$679,089	$744,844	$582,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,900	104,596	95,998
Impairment charge	2,346	5,148	2,501
Provision for uncollectible accounts	5,829	1,484	4,946
Deferred income taxes	(35,065)	(3,377)	(38,082)
Share-based compensation expense	49,770	37,755	30,951
Other	2,645	2,619	1,379
Changes in assets and liabilities:
Accounts receivable	(41,398)	(33,141)	(60,722)
Inventories	(121,731)	(52,919)	(18,885)
Accounts payable	3,467	11,233	981
Deferred revenue	(11,019)	(7,551)	(13,373)
Other assets and liabilities	(102,849)	(55,145)	60,238
Net cash provided by operating activities	542,984	755,546	648,063
Cash Flows from Investing Activities:
Purchases of property and equipment	(148,838)	(119,549)	(106,958)
Acquisitions of intangible assets	(10,000)	—	(668)
Equity investments	(25,000)	—	(250)
Acquisitions of businesses, net of cash acquired	(11,512)	(173,418)	(1,500)
Net cash used by investing activities	(195,350)	(292,967)	(109,376)
Cash Flows from Financing Activities:
Borrowings (repayments) on credit facility, net	505,500	73,500	(289,625)
Issuance of senior notes	—	—	200,000
Payments of senior notes	(75,000)	(50,000)	—
Debt issuance costs	(435)	(2,650)	(5,025)
Purchase of minority interest	—	(990)	—
Repurchases of common stock, net	(819,711)	(746,777)	(182,815)
Proceeds from exercises of stock options and employee stock purchase plans	35,747	46,565	51,328
Payment of acquisition-related contingent consideration and holdbacks	(6,431)	(1,500)	(1,676)
Shares withheld for statutory tax withholding payments on restricted stock	(10,606)	(15,562)	(20,603)
Net cash used by financing activities	(370,936)	(697,414)	(248,416)
Net effect of changes in exchange rates on cash	(8,606)	(4,639)	3,331
Net (decrease) increase in cash and cash equivalents	(31,908)	(239,474)	293,602
Cash and cash equivalents at beginning of period	144,454	383,928	90,326
Cash and cash equivalents at end of period	$112,546	$144,454	$383,928

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

We have included certain terms and abbreviations used throughout these financial statements in the “Glossary of Terms and Selected Abbreviations.”

We develop, manufacture, and distribute products and provide services primarily for the companion animal veterinary, livestock and poultry, dairy, and water testing industries. We also sell human medical point-of-care products and laboratory diagnostics. Our principal line of business, which we refer to as our Companion Animal Group (“CAG”) operating segment, provides diagnostic capabilities and information management solutions for the companion animal veterinary industry, as well as the biomedical research community. Our principal regions for these products and services are the North America, Europe, Australia, and Japan, but we also sell to customers and distributors in many other countries around the world. Our Water operating segment provides innovative testing solutions for the quality and safety of water principally in the U.S. and Europe, but we also sell to customers in many other countries around the world. Our Livestock, Poultry and Dairy (“LPD”) operating segment provides diagnostic tests and related instrumentation and performs services that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to ensure the quality and safety of milk. Our principal regions for these products and services are Europe, United States, China, Australia, and Brazil, but we also sell to customers in many other countries around the world. We also operate a smaller operating segment that is comprised of our human medical diagnostic products and services business (“OPTI Medical”). Financial information about our OPTI Medical operating segment is combined and presented with our out-licensing arrangements remaining from our pharmaceutical business in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. Refer to “Note 3. Revenue Recognition” for additional information regarding disaggregated revenue by segment, major product and service categories, and geographical areas. Refer to “Note 17. Segment Reporting” for additional information regarding our reportable operating segments.

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Estimates

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to reserves for accounts receivable and customer contract assets and lease receivables; goodwill and other intangible assets; income taxes; inventory valuation; revenue recognition, including product returns and customer contracts with multiple performance obligations; share-based compensation; warranty reserves; self-insurance reserves; fair value measurements and loss contingencies. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates.

(b)    Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Cash and cash equivalents consist primarily of demand deposits, money market funds, and short-duration agency bonds and commercial paper as described above. There is no restricted cash on our consolidated balance sheets for the years ended December 31, 2022 and 2021.

(c)    Inventories – Refer to Note 7

(d)    Property and Equipment – Refer to Note 9

(e)    Goodwill and Other Intangible Assets – Refer to Note 11

(f)    Warranty Reserves

We provide a standard twelve-month warranty on all diagnostic instruments sold. We recognize the cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. Cost of product revenue reflects not only estimated warranty expense for instruments sold in the current period, but also any changes in estimated warranty expense for the portion of the aggregate installed base that is under warranty. Estimated warranty expense is based on a variety of inputs, including historical instrument performance in the customers’ environments, historical and estimated costs incurred in servicing instruments and projected instrument reliability. Should actual service rates or costs differ from our estimates, revisions to the estimated warranty liability would be required. The liability for warranties is included in accrued liabilities in the accompanying consolidated balance sheets. The amount of warranty reserve during the years ended December 31, 2022 and 2021, was not material.

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

(i)    Revenue Recognition – Refer to Note 3

(j)    Research and Development Costs

Research and development costs, which consist of employee compensation and benefits, certain licensing agreements, materials, external consulting, and product development costs, are expensed as incurred. We evaluate our research and development costs for capitalization after the technological feasibility has been established for software and products containing software to be sold; however, no costs were capitalized during the years ended December 31, 2022, 2021, and 2020. Software developed to deliver hosted services to our customers has been designated as internal use, and we capitalize certain costs incurred in connection with developing or obtaining software designated for internal use based on three distinct stages of development. Refer to “Note 9. Property and Equipment, Net” for further information on internal use software.

(k)    Advertising Costs

Advertising costs, which are recognized as sales and marketing expense in the period in which they are incurred, were $5.0 million, $3.3 million, and $1.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

(l)    Legal Costs

Legal costs are considered period costs and, accordingly, are expensed in the year services are provided.

(m)    Share-Based Compensation – Refer to Note 5

(n)    Leases – Refer to Note 8

(o)    Earnings per Share – Refer to Note 15

(p)    Foreign Currency

The functional currency of six of our foreign subsidiaries is the U.S. dollar. Assets and liabilities of our other foreign subsidiaries, whose functional currency is their local currency, are translated to the U.S. dollar using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated to the U.S. dollar using the exchange rate at the date which those elements are recognized, and where it is impractical to do so, an average exchange rate in effect during the period is used to translate those elements. Cumulative translation gains and losses are shown in the accompanying consolidated balance sheets as a separate component of accumulated other comprehensive income (“AOCI”).

Revenues and expenses denominated in a currency other than the respective subsidiary’s functional currency are recorded at the current exchange rate when the transaction is recognized. Monetary assets and liabilities denominated in a currency other than the respective subsidiary’s functional currency are remeasured at each balance sheet date using the exchange rate in effect at each balance sheet date. These foreign currency gains and losses are included in general and administrative expenses within our Other segment. We recognized aggregate foreign currency losses of $3.4 million, losses of $2.1 million, and gains of $0.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

(q)    Hedging Instruments – Refer to Note 19

(r)    Fair Value Measurements – Refer to Note 18

(s)    Comprehensive Income

We report all changes in equity, including net income and transactions or other events and circumstances from non-owner sources during the period in which they are recognized. We have chosen to present comprehensive income, which encompasses net income, foreign currency translation adjustments, gains and losses on our net investment hedges, defined benefit plan adjustments, and the difference between the cost and the fair market value of investments in debt and equity securities, and forward currency exchange contracts, in the consolidated statements of comprehensive income. Refer to “Note 21. Accumulated Other Comprehensive Income” for information about the effects on net income of significant amounts reclassified out of each component of AOCI for the years ended December 31, 2022, 2021, and 2020.

(t)     Equity and Cost Methods of Accounting for Investments

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

As of December 31, 2022 and 2021, our equity investments of $30.3 million and $5.3 million, respectively, are recorded at cost in other long-term assets. Refer to “Note 4. Acquisitions, Asset Purchases and Investments” for additional information regarding our acquisition of equity investments.

(u)    Concentrations of Risk

Financial Instruments. Financial instruments that potentially subject us to concentrations of credit risk are principally cash, cash equivalents, accounts receivable, contract assets, lease receivables, and derivatives. To mitigate such risk with respect to cash and cash equivalents, we place our cash with highly-rated financial institutions, in non-interest bearing accounts that are insured by the U.S. government and money market funds invested in government securities. To reduce credit risk with respect to accounts receivable, contract assets, and lease receivables, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary. As a result, we believe that accounts receivable, contract assets, and lease receivables credit risk exposure is limited. We maintain allowances for expected credit losses, but historically have not experienced any material losses related to an individual customer or group of customers in any particular industry or geographic area.

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

(v)    New Accounting Pronouncements Adopted

We adopted ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” effective January 1, 2020, using the modified retrospective transition method. This ASU amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables and leased equipment. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. We recorded a non-cash cumulative effect adjustment to retained earnings of $1.8 million, net of $0.6 million of income taxes, on our opening consolidated balance sheet as of January 1, 2020. This adjustment, before the impact of income taxes, was comprised of $2.3 million related to our contract assets and sales-type leases, and $0.2 million related to accounts receivable. Refer to “Note 6. Credit Losses” for more information on our presentation of credit losses.

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

In July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842); Lessors - Certain Leases with Variable Lease Payments.” ASU 2021-05 requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if another lease classification (i.e., sales-type or direct financing) would result in recognition of a day-one loss. We elected to adopt this standard as of the third quarter of 2021, on a prospective basis. The adoption of ASU 2021-05 did not have a material impact on our consolidated financial statements.

(w)    New Accounting Pronouncements Not Yet Adopted

In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which adds certain disclosure requirements for a buyer in a supplier finance program. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated roll-forward information. In interim reporting periods, the amount outstanding at the end of the period is required to be disclosed. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose roll-forward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted. We do not expect this guidance will have a material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities.” ASU 2021-08 is intended to improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination by providing consistent recognition guidance. This standard is effective for fiscal years beginning after December 15, 2022. Adoption of the ASU 2021-08 should be applied prospectively. We do not expect this guidance will have a material impact on our consolidated financial statements.

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

We enter into contracts where customers purchase combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The timing of revenue recognition, billings, and cash collections results in accounts receivable, lease receivables, and contract assets as a result of revenue recognized in advance of billings, and contract liabilities or deferred revenue as a result of receiving consideration in advance of revenue recognition within our consolidated balance sheet. Our general payment terms range from 30 to 60 days, with exceptions in certain geographies.

Contracts may be amended to account for changes in contract specifications and requirements. Contract modifications exist when the amendment either creates new, or changes existing, enforceable rights and obligations. A modification is considered to be a separate contract, and revenue is recognized prospectively, when the modification creates new performance obligations to deliver additional goods or services and the related increase in consideration approximates the standalone selling price for the additional goods or services. If a contract modification does not create a new performance obligation to deliver new goods and/or services but the goods and/or services to be delivered after the contract modification date are distinct from the goods and/or services delivered on or before the contract modification date, then this contract modification is not accounted for as a separate contract, and we account for the goods and/or services to be delivered after the contract modification date prospectively. We account for a contract modification as if it were a part of the existing contract if the remaining goods or services are not distinct and, therefore, form part of a single performance obligation that is partially satisfied at the date of the contract modification. The effect that these contract modifications have on the transaction price, and on our measure of progress toward complete satisfaction of the performance obligation, is recognized as an adjustment to revenue at the date of the contract modification, with the adjustment to revenue made on a cumulative catch-up basis.

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

Lease Revenue. Revenues from instrument rental agreements and reagent rental programs are recognized either as operating leases on a ratable basis over the term of the agreement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental agreements in equal monthly amounts over the term of the rental agreement. Our reagent rental programs provide our customers the right to use our instruments upon entering into multi-year agreements to purchase annual minimum amounts of consumables. These types of agreements include an embedded lease for the right to use our instruments. For some agreements, the customers are provided with the right to purchase the instrument at the end of the lease term. Lease revenues from these agreements are presented in product revenue on our consolidated income statement. Lease revenue was approximately $20.3 million for the year ended December 31, 2022, as compared to $20.8 million for the year ended December 31, 2021, including both operating leases and sales-type leases under ASC 842, Leases, for leases entered into after January 1, 2019, and ASC 840, Leases, for leases entered into prior to 2019. Refer to below for revenue recognition under our reagent rental programs.

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

On December 31, 2021, our deferred revenue related to extended warranties and post-contract support was $30.0 million, of which approximately $21.3 million was recognized during the year ended December 31, 2022. Furthermore, as a result of new agreements, our deferred revenue related to extended warranties and post-contract support was $26.4 million at December 31, 2022. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less, and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $11.3 million at December 31, 2022, of which approximately 44%, 31%, 14%, 6%, and 5% are expected to be recognized during 2023, 2024, 2025, 2026, and thereafter, respectively. We have determined these agreements do not include a significant financing component.

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

We allocate revenue to each performance obligation in proportion to the relative standalone selling prices, and recognize revenue when transfer of the related goods or services has occurred for each obligation. We utilize the observable standalone selling price when available, which represents the price charged for the promised product or service when sold separately. When standalone selling prices for our products or services are not directly observable, we determine the standalone selling prices using relevant information available and apply suitable estimation methods including, but not limited to, the cost plus a margin approach. We recognize revenue as each performance obligation is satisfied, either at a point in time or over time, as described in the revenue categories above. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less.

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

On December 31, 2021, our capitalized customer acquisition costs were $158.3 million, of which approximately $48.9 million was recognized as a reduction of revenue during the year ended December 31, 2022. Furthermore, as a result of new up-front customer loyalty payments, net of subsequent recognition, our capitalized customer acquisition costs were $158.0 million at December 31, 2022. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the years ended December 31, 2022 and 2021, were not material.

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

On December 31, 2021, our volume commitment contract assets were $159.9 million, of which approximately $38.0 million was reclassified to accounts receivable when customers were billed for related products and services during the year ended December 31, 2022. Furthermore, as a result of new placements under volume commitment programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our volume commitment contract assets were $190.8 million at December 31, 2022. We monitor customer purchases over the term of their agreement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the years ended December 31, 2022 and 2021, were not material.

For our up-front customer loyalty and volume commitment programs, we estimate future revenues related to multi-year agreements to be approximately $3.2 billion, of which approximately 28%, 25%, 20%, 15%, and 12% are expected to be recognized during 2023, 2024, 2025, 2026, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to future purchases, net of the expected revenue reductions from customer acquisition costs and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

Instrument Rebate Programs. Our instrument rebate programs require an instrument purchase and provide customers the opportunity to earn future rebates based on the volume of products and services they purchase over the term of the program. We account for the customer’s right to earn rebates on future purchases as a separate performance obligation and determine the standalone selling price based on an estimate of rebates the customer will earn over the term of the program. Total consideration allocated to identified performance obligations is limited to goods and services that the customer is presently obligated to purchase and does not include estimates of future purchases that are optional. We allocate total consideration to identified performance obligations, including the customer’s right to earn rebates on future purchases, which is deferred and subsequently recognized upon the purchase of products and services, partly offsetting rebates as they are earned.

On December 31, 2021, our deferred revenue related to instrument rebate programs was $33.0 million, of which approximately $12.0 million was recognized when customers purchased eligible products and services and earned rebates during the year ended December 31, 2022. Furthermore, as a result of new instrument purchases under rebate programs, net of subsequent recognition, our deferred revenue was $25.6 million at December 31, 2022, of which approximately 36%, 25%, 17%, 13%, and 9% are expected to be recognized during 2023, 2024, 2025, 2026, and thereafter, respectively.

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

Sales-type Reagent Rental Programs. Our reagent rental programs that effectively transfer control of instruments to our customers are classified as sales-type leases and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is transferred to accounts receivable when customers are billed for products and services over the term of the contract. On December 31, 2021, our lease receivable assets were $15.3 million, of which approximately $3.4 million was reclassified to accounts receivable when customers were billed for related products and services during the year ended December 31, 2022. Furthermore, as a result of new placements under sales-type reagent rental programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $18.4 million at December 31, 2022. The impacts of discounting and unearned income at December 31, 2022, were not material. Profit and loss recognized at the commencement date and interest income during the year ended December 31, 2022 were not material. We monitor customer purchases over the term of their agreement to assess the realizability of our lease receivable assets. Impairments during the year ended December 31, 2022 were not material.

Operating-type Reagent Rental Programs. Our reagent rental programs that do not effectively transfer control of instruments to our customers are classified as operating leases and we recognize instrument revenue and costs ratably over the term of the agreement. The cost of the instrument is capitalized within property and equipment.

We estimate future revenue to be recognized related to our reagent rental programs of approximately $42.8 million, of which approximately 30%, 25%, 20%, 13%, and 12% are expected to be recognized during 2023, 2024, 2025, 2026, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of expected price adjustments, and as a result, may be lower than stated contractual commitments by our customers.

Other Customer Incentive Programs. Certain agreements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified purchase threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method for incentives that are offered to individual customers, and the expected-value method for programs that are offered to a broad group of customers. Revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the years ended December 31, 2022 and 2021, were not material. Refund obligations related to customer incentive programs are recorded in accrued liabilities for the actual issuance of incentives, incentives earned but not yet issued, and estimates of incentives to be earned in the future.

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

Accounts Receivable. We recognize revenue when it is probable that we will collect substantially all of the consideration to which we will be entitled, based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. We have no significant customers that accounted for greater than 10% of our consolidated revenues and we have no concentration of credit risk as of December 31, 2022.

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

The following table presents disaggregated revenue by major product and service categories:

(in thousands)	For the Years Ended December 31,
	2022	2021	2020
CAG segment revenue:
CAG Diagnostics recurring revenue:	$2,660,280	$2,534,562	$2,113,839
IDEXX VetLab consumables	1,057,236	1,006,781	824,376
Rapid assay products	313,667	296,852	253,018
Reference laboratory diagnostic and consulting services	1,178,113	1,123,656	946,268
CAG Diagnostics services and accessories	111,264	107,273	90,177
CAG Diagnostics capital - instruments	147,326	149,140	108,950
Veterinary software, services and diagnostic imaging systems	251,187	206,258	162,976
CAG segment revenue	3,058,793	2,889,960	2,385,765

Water segment revenue	155,720	146,505	128,625
LPD segment revenue	122,607	135,887	145,845
Other segment revenue	30,204	43,008	46,420

Total revenue	$3,367,324	$3,215,360	$2,706,655

Revenue by principal geographic area, based on customers’ domiciles, was as follows:

(in thousands)	For the Years Ended December 31,
	2022	2021	2020
Americas
United States	$2,182,959	$1,995,683	$1,691,224
Canada	142,743	139,727	107,398
Latin America & Caribbean	75,035	66,623	51,863
	2,400,737	2,202,033	1,850,485

Europe, the Middle East and Africa
Germany	137,876	146,762	119,353
United Kingdom	110,400	114,955	90,156
France	84,479	90,836	74,814
Italy	48,192	52,062	42,817
Spain	46,982	48,169	39,265
Switzerland	30,646	31,984	24,850
Netherlands	26,882	29,656	23,461
Other	161,577	167,525	148,049
	647,034	681,949	562,765
Asia Pacific Region
Australia	96,408	94,414	79,629
Japan	77,661	84,275	74,725
China	49,193	63,166	70,845
Other	96,291	89,523	68,206
	319,553	331,378	293,405
Total	$3,367,324	$3,215,360	$2,706,655

Costs to Obtain a Contract. We capitalize sales commissions and the related fringe benefits earned by our sales force when considered incremental and recoverable costs of obtaining a contract that includes future performance obligations. Our contracts include performance obligations related to various goods and services, some of which are satisfied at a point in time and others over time. Commission costs related to performance obligations satisfied at a point in time are expensed at the time of sale, which is when revenue is recognized. Commission costs related to long-term service contracts and performance obligations satisfied over time, including extended warranties and SaaS subscriptions, are deferred and recognized on a systematic basis that is consistent with the transfer of the goods or services to which the asset relates. We apply judgment in estimating the amortization period, which ranges from 3 to 7 years, by taking into consideration our customer contract terms, history of renewals, and expected length of customer relationship, as well as the useful life of the underlying technology and products. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of income. Deferred commission costs are periodically reviewed for impairment.

On December 31, 2021, our deferred commission costs, included within other assets, were $19.5 million, of which approximately $6.5 million of commission expense was recognized during the year ended December 31, 2022. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $19.2 million at December 31, 2022. Impairments of deferred commission costs during the years ended December 31, 2022 and 2021, were not material.

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

Asset Purchases and Investments

During 2022, we entered into two discrete arrangements to license intellectual property for which we paid $65.0 million and accrued $15.0 million in subsequent payments, all of which was charged to research and development expense. The $15.0 million milestone payment was issued in the first quarter of 2023. These two arrangements were treated as asset acquisitions under U.S. GAAP and resulted in the full amount being expensed to research and development expense as in-

process research and development costs with no alternative future use. The acquisition of these licensing arrangements supports new instrument platform advancements. We also made a $10.0 million payment for a perpetual intellectual property license, which will be amortized over 10 years. The research and development expense and amortization expense were recorded in our CAG segment.

During 2022 we also purchased $25.0 million of preferred shares for a noncontrolling minority interest in one of the entities with which we have a license agreement. We have elected to measure the investment as an equity security investment, under ASC 321, “Investment - Equity Securities,” and recorded the investment at cost. The investment is included in other long-term assets.

Business Combinations

During the third quarter of 2022, we acquired the assets of an international water testing company located in Canada for approximately $12.8 million in cash, including a holdback of approximately $1.3 million. This acquisition expands our product offering in the Water segment. The fair values of the assets and liabilities acquired consists of technology intangibles of approximately $3.4 million, with a life of 10 years; customer relationship intangibles of approximately $1.2 million, with a life of 10 years; approximately $6.9 million of goodwill, representing synergies with our Water testing portfolio; and approximately $1.3 million of tangible assets, including inventory and accounts receivable. Goodwill related to this acquisition is expected to be deductible for tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our Water segment since the acquisition date. The acquisition expenses were not material.

During the fourth quarter of 2021, we acquired the shares of a reference laboratory located in Finland for approximately $13.4 million in cash, including a holdback of approximately $1.4 million. This acquisition expands our international reference laboratory presence and was accounted for as a business combination. The fair values of the assets acquired consist of customer relationship intangibles of approximately $7.4 million, with a life of 10 years; a non-compete agreement of approximately $0.8 million, with a life of 3 years; approximately $6.9 million of goodwill, representing synergies within our broader CAG portfolio; and approximately $1.7 million in net tangible liabilities. Goodwill related to this acquisition is not expected to be deductible for tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our CAG segment since the acquisition date. The acquisition expenses were not material.

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

During the second quarter of 2021, we acquired the assets of the ezyVet cloud-based veterinary software businesses and the shares of ezyVet US, Inc., as well as the Vet Radar business assets, for approximately $157.2 million, including an estimated contingent payment of $5.0 million. The acquired assets include the ezyVet cloud-native practice management system software and the Vet Radar cloud-based workflow management software. The acquisition expands our cloud-based software offerings to support our customers with technology solutions that raise the standards of care for patients and improve practice efficiency. The fair values of assets acquired were as follow: approximately $32.0 million in customer-related intangible with a weighted average life of 10 years; approximately $8.4 million in technology-related intangibles with a weighted average life of 6 years; approximately $2.4 million in trademarks with a weighted average life of 14 years; approximately $1.8 million in non-compete agreements with a weighted average life of 5 years; approximately $109.4 million in goodwill, representing synergies within our broader CAG portfolio; and approximately $3.2 million in net tangible assets. Goodwill has been allocated to multiple reporting units based upon the fair value of projected earnings as of the date of the acquisition. The goodwill was allocated as follows: approximately $23.4 million to IDEXX VetLab®, approximately $27.0 million to Reference Laboratories, approximately $11.1 million to Rapid Assay, and approximately $47.9 million to Veterinary Software Services. Goodwill related to this acquisition is expected to be deductible for tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our CAG segment since the acquisition date. During the fourth quarter of 2021, we increased the contingent payable by $2.0 million, for a total expected payment of $7.0 million, which was subsequently paid during 2022. The increase to the contingent payment is expensed as the adjustment was made after the measurement period. The acquisition expenses were approximately $2.2 million.

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

Stock options permit a holder to buy IDEXX stock upon vesting at the stock option exercise price set on the day of grant. An RSU is an agreement to issue shares of IDEXX stock at the time of vesting. A PBRSU is an agreement to issue shares of IDEXX stock at the time of vesting upon successful completion of certain performance goals. DSUs are granted under our Executive Deferred Compensation Plan (the “Executive Plan”) and non-employee Director Deferred Compensation Plan (the “Director Plan”). DSUs may or may not have vesting conditions depending on the plan under which they are issued. We did not issue any restricted stock or stock appreciation rights during the years ended December 31, 2022, 2021, and 2020, nor were any restricted stock or stock appreciation rights outstanding as of those years ended.

We primarily issue shares of common stock to satisfy stock option exercises and employee stock purchase rights and to settle RSUs, PBRSUs, and DSUs. We issue shares of treasury stock to settle certain RSUs and upon the exercise of certain stock options, which were not material for the years ended December 31, 2022, 2021, and 2020. The number of shares of common stock and treasury stock issued are equivalent to the number of awards exercised or settled.

With the exception of employee stock purchase rights, equity awards are issued to employees and non-employee directors under the 2018 Stock Incentive Plan (the “2018 Stock Plan”). Our Board of Directors has authorized the issuance of 7.5 million shares of our common stock under the 2018 Stock Plan. Any shares that are subject to awards of stock options or stock appreciation rights will be counted against the share limit as one share for every share granted. Any shares that are issued other than stock options and stock appreciation rights will be counted against the share limit as 2.4 shares for every share granted. If any shares issued under our prior plans are forfeited, settled for cash, or expire, these shares, to the extent of such forfeiture, cash settlement, or expiration, will again be available for issuance under the 2018 Stock Plan. As of December 31, 2022, there were approximately 6.3 million remaining shares available for issuance under the 2018 Stock Plan.

Share-Based Compensation

Share-based compensation costs are classified in the consolidated financial statements consistent with the classification of cash compensation paid to the employees receiving such share-based compensation. The following is a summary of share-based compensation costs and related tax benefits recorded in our consolidated statements of income:

(in thousands)	For the Years Ended December 31,
	2022	2021	2020

Share-based compensation expense included in cost of revenue	$4,638	$4,044	$3,415
Share-based compensation expense included in operating expenses	45,132	33,711	27,536
Total share-based compensation expense included in consolidated statements of income	49,770	37,755	30,951
Income tax benefit resulting from share-based compensation expense	(4,658)	(4,734)	(3,965)
Net share-based compensation expense included in consolidated statements of income, excluding tax benefit from settlement of share-based awards	45,112	33,021	26,986
Income tax benefit resulting from settlement of share-based awards	(12,522)	(32,474)	(38,981)
Net expense (benefit) related to share-based compensation arrangements included in consolidated statements of income	$32,590	$547	$(11,995)

There were no material modifications to the terms of outstanding options, RSUs, PBRSUs, or DSUs during the years ended December 31, 2022, 2021, or 2020.

Share-based compensation expense is reduced for an estimate of the number of awards that are expected to be forfeited. We use historical data and other factors to estimate expected employee terminations and to evaluate whether particular groups of employees have significantly different forfeiture expectations. Our share-based awards granted in certain years include a retirement provision for all employees based on age and length of service. These grants are subject to accelerated expensing if the holder meets the retirement definition set forth in the applicable equity and incentive plan document.

The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards at December 31, 2022, was $65.1 million, which will be recognized over a weighted average period of approximately 1.3 years.

Stock Options

Prior to December 4, 2019, all options granted to employees primarily vest ratably over five years on each anniversary of the date of grant. Options granted to non-employee directors vest fully on the first anniversary of the date of grant. Employee grants after December 4, 2019 vest ratably over four years. Vesting of option awards issued is conditional based on continuous service, unless the employee retires under the retirement provision, for grants issued in 2018, 2019, and 2022, for which they will vest for two additional years following the retirement date. Options granted after May 8, 2013 have a contractual term of ten years. Upon any change in control of the company, 25% of the unvested stock options then outstanding will vest and become exercisable. However, if the acquiring entity does not assume outstanding options, then all options will vest immediately prior to the change in control.

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

	For the Years Ended December 31,
	2022	2021	2020

Expected stock price volatility	30%	30%	27%
Expected term, in years	6.4	6.2	6.0
Risk-free interest rate	2.1%	0.7%	1.4%
Weighted average fair value of options granted	$166.30	$169.15	$84.92

A summary of the status of options granted under our share-based compensation plans at December 31, 2022, and changes during the year then ended, are presented in the table below:

	Number of Options (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding as of December 31, 2021	1,757	$188.47
Granted	158	$494.75
Exercised	(173)	$118.96
Forfeited	(39)	$347.18
Expired	(2)	$544.08
Outstanding as of December 31, 2022	1,701	$219.90	5.3	$352,274

Fully vested as of December 31, 2022	1,202	$156.37	4.3	$307,580

Fully vested and expected to vest as of December 31, 2022	1,684	$217.85	5.2	$351,359

The total fair value of options vested were $20.4 million, $17.3 million, and $14.6 million during the years ended December 31, 2022, 2021, and 2020, respectively.

Intrinsic value of stock options exercised represents the amount by which the market price of the common stock exceeded the exercise price, before applicable income taxes. The total intrinsic values of stock options exercised were $54.6 million, $147.9 million, and $163.0 million during the years ended December 31, 2022, 2021, and 2020, respectively.

Restricted Stock Units

Prior to December 4, 2019, the majority of RSUs, including our PBRSUs, granted to employees vest ratably over five years on each anniversary of the date of grant. Employee grants after December 4, 2019, will vest ratably over 4 years. PBRSUs granted to employees vest based on meeting performance goals set on the day of grant. RSUs granted to non-employee directors vest fully on the first anniversary of the date of grant. Vesting as it relates to RSUs and PBRSUs issued is conditional based on continuous service, unless the employee retires under the retirement provision, for grants issued in 2018, 2019, and 2022, for which they will vest for two additional years following the retirement date. Upon any change in control of the company, 25% of the unvested RSUs and PBRSUs then outstanding will vest, provided, however, that if the acquiring entity does not assume the RSUs and PBRSUs, then all such units will vest immediately prior to the change in control. At time of grant, we assume all PBRSUs will meet performance goals to vest.

A summary of the status of RSUs and PBRSUs granted under our share-based compensation plans at December 31, 2022, and changes during the period then ended, are presented in the table below:

	Number of Units (000)	Weighted Average Grant-Date Fair Value

Nonvested as of December 31, 2021	165	$306.18
Granted	59
Vested	(66)
Forfeited	(10)
Nonvested as of December 31, 2022	148	$391.55

Expected to vest as of December 31, 2022	141	$389.24

The total fair values of RSUs and PBRSUs vested were $32.9 million, $46.1 million, and $27.9 million during the years ended December 31, 2022, 2021, and 2020, respectively. The aggregate intrinsic value of nonvested RSUs and PBRSUs as of December 31, 2022, which is equal to the fair value of IDEXX’s common stock as of December 31, 2022, multiplied by the number of nonvested units as of December 31, 2022, was $60.3 million.

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

Also under the Director Plan, non-employee directors are awarded annual grants of either RSUs or DSUs that vest fully on the first anniversary of the date of grant. Vesting for these annual RSU and DSU grants is conditional based on continuous service. Vested DSUs are distributed as shares of common stock on the distribution date elected by the participant and pursuant to the terms of the Director or Executive Plan, as applicable.

There were approximately 58,000 and 90,000 vested DSUs outstanding under our share-based compensation plans as of December 31, 2022 and 2021, respectively. During 2022, approximately 33,000 DSUs were distributed as shares of common stock. Unvested DSUs as of December 31, 2022 and 2021, were not material.

Employee Stock Purchase Rights

Employee stock purchase rights are issued under the 1997 Employee Stock Purchase Plan, under which we reserved and may issue up to an aggregate of 4.7 million shares of common stock in periodic offerings. Under this plan, stock is sold to employees at a 15% discount off the closing price of the stock on the last day of each quarter. The dollar value of this discount is equal to the fair value of purchase rights recognized as share-based compensation. We issued approximately 44,600, 29,500, and 39,000 shares of common stock in connection with the Employee Stock Purchase Plan during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, there were approximately 1.0 million remaining shares available for issuance under the 1997 Employee Stock Purchase Plan.

NOTE 6. CREDIT LOSSES

We are exposed to credit losses primarily through our sales of products and services to our customers. We maintain allowances for credit losses for potentially uncollectible receivables. We base our estimates on a detailed analysis of specific customer situations and a percentage of our accounts receivable by aging category. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current economic conditions. Refer to “Note 2. Accounting Policies” for more information on our adoption of ASU 2016-13 on January 1, 2020, using the modified retrospective transition method.

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

Accounts Receivable

The allowance for credit losses associated with accounts receivable was $8.3 million and $5.7 million at December 31, 2022 and 2021, respectively. The amount of accounts receivable reflected on the balance sheet is net of this reserve. Based on an aging analysis, at December 31, 2022, approximately 86% of our accounts receivable had not yet reached the invoice due date and approximately 14% was considered past due, of which approximately 2.0% was greater than 60 days past due. At December 31, 2021, approximately 90% of our accounts receivable had not yet reached the invoice due date and approximately 10% was considered past due, of which approximately 1.8% was greater than 60 days past due. Write-offs and recoveries related to credit losses during the years ended December 31, 2022, 2021, and 2020 were not material.

Contract assets and lease receivables

The allowance for credit losses associated with contract assets and lease receivables was $5.5 million and $4.4 million at December 31, 2022 and 2021, respectively. The assets reflected on the balance sheet are net of these reserves. Historically, we have experienced low credit loss rates on our customer commitment programs and lease receivables. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. Write-offs and recoveries related to credit losses during the years ended December 31, 2022, 2021, and 2020 were not material.

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

Unpaid inventory reflected within accounts payable in our consolidated balance sheets was $59.4 million, $64.4 million, and $45.6 million at December 31, 2022, 2021, and 2020, respectively. Instrument inventory transferred to property and equipment related to rental and operating-type reagent rental programs was $17.4 million, $11.6 million, $9.6 million during the years ended December 31, 2022, 2021, and 2020, respectively.

The components of inventories are as follows:

(in thousands)	December 31, 2022	December 31, 2021

Raw materials	$92,796	$60,427
Work-in-process	28,041	26,397
Finished goods	246,986	182,206
Inventories	$367,823	$269,030

NOTE 8.      LEASES

The majority of our facilities are occupied under operating lease arrangements with various expiration dates through 2067, some of which include options to extend the life of the lease, and some of which include options to terminate the lease within 1 year. In certain instances, we are responsible for the real estate taxes and operating expenses related to these facilities. Additionally, we enter into operating leases for certain vehicles and equipment in the normal course of business. We determine the expected term of any executed agreements using the non-cancelable lease term plus any renewal options by which the failure to renew imposes a penalty in such amount that renewal is reasonably assured. The derived expected term is then used in the determination of a financing or operating lease and in the calculation of straight-line rent expense. Rent escalations are considered in the calculation of minimum lease payments in our capital lease tests and in determining straight-line rent expense for operating leases. Minimum lease payments include the fixed lease component of the agreement, as well as fixed rate increases that are initially measured at the lease commencement date. Variable lease payments based on an index and payments associated with non-lease components and short-term rentals (leases with terms less than 12 months) are expensed as incurred. Consideration is allocated to the lease and non-lease components based on the estimated standalone prices.

We determine if an arrangement is a lease at its inception. Operating leases are included in operating lease right-of-use assets, accrued liabilities, and long-term operating lease liabilities in our consolidated balance sheets. Our financing leases are not material to the financial statements.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities and right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an explicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Rent expense for lease payments is recognized on a straight-line basis over the lease term. The operating lease right-of-use assets also include any rent prepayments, lease incentives upon receipt, and straight-line rent expense impacts, which represent the differences between our operating lease liabilities and right-of-use assets.
Maturities of operating lease liabilities are as follows:

(in thousands)	December 31, 2022

2023	$24,559
2024	22,178
2025	17,879
2026	15,207
2027	12,157
Thereafter	50,677
Total lease payments	142,657
Less imputed interest	(20,993)
Total lease liability (current and long-term)	$121,664

Total minimum future lease payments of approximately $0.6 million for leases that have not commenced as of December 31, 2022, are not included in the consolidated financial statements, as we do not yet control the underlying assets. These leases are expected to commence during 2023 through 2024 with lease terms of approximately 3.2 years to 7.7 years.

	December 31, 2022	December 31, 2021

Weighted average remaining lease term - operating leases	9.7 years	9.4 years

Weighted average discount rate - operating leases	3.5%	2.5%

Expenses incurred related to operating leases, excluding variable and short-term leases, were approximately $26.8 million and $23.0 million during the years ended December 31, 2022 and 2021, respectively. Total expenses incurred related to operating leases, including variable rent and short-term leases, were approximately $28.7 million and $25.5 million for the years ended December 31, 2022 and 2021, respectively.

Supplemental cash flow information for leases is as follows:

	For the Years Ended December 31,
(in thousands)	2022	2021

Cash paid for amounts included in the measurement of operating lease liabilities	$24,973	$24,214
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations	$36,817	$37,572

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

We capitalize interest on the acquisition and construction of significant assets that require a substantial period of time to be made ready for use. The capitalized interest is included in the cost of the completed asset and depreciated over the asset’s estimated useful life. The amount of interest capitalized during the years ended December 31, 2022 and 2021, was not material.

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

Property and equipment, net, consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021

Land and improvements	$22,221	$22,642
Buildings and improvements	356,049	329,091
Leasehold improvements	107,251	93,248
Machinery and equipment	404,963	382,753
Office furniture and equipment	71,625	69,090
Computer hardware and software	295,969	276,895
Construction in progress	97,310	62,339
	1,355,388	1,236,058
Less accumulated depreciation and amortization	705,914	648,391
Total property and equipment, net	$649,474	$587,667

Below are the amounts of depreciation and amortization of property and equipment, capitalized computer software for internal use, unpaid property and equipment reflected in accounts payable and accrued expenses, and rental and reagent rental program instruments transferred from inventory to property and equipment:

	For the Years Ended December 31,
(in thousands)	2022	2021	2020

Depreciation and amortization expense	$96,746	$92,376	$86,095
Capitalized computer software developed for internal use	$20,329	$14,753	$18,472
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$18,334	$19,326	$13,343
Rental and operating-type reagent rental program instruments transferred from inventory to property and equipment (Note 3)	$17,407	$11,628	$9,645

We had no material impairments for the years ended December 31, 2022 or 2020. We had impairments of $5.1 million for the year ended December 31, 2021, associated with a write-down of rental assets in certain regions.

NOTE 10.      OTHER CURRENT AND LONG-TERM ASSETS

Other current assets consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021

Customer acquisition costs	$50,776	$48,942
Taxes receivable	48,430	19,464
Contract assets, net (1)	41,854	37,772
Prepaid expenses	41,742	41,997
Cross currency swap contracts	8,135	—
Deferred sales commissions	6,472	6,475
Foreign currency exchange contracts	5,185	6,512
Other	17,895	12,661
Other current assets	$220,489	$173,823
(1) Contract assets, net, are net of allowances for credit loss. Refer to “Note 6. Credit Losses.”

Other long-term assets consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021

Contract assets, net (1)	$148,971	$122,160
Customer acquisition costs	107,205	109,392
Deferred income taxes	55,215	24,784
Equity investments	30,250	5,250
Investment in long-term product supply arrangements	25,250	13,348
Deferred sales commissions	12,718	13,019
Taxes receivable	717	1,806
Other	37,403	40,641
Other long-term assets	$417,729	$330,400
(1) Contract assets, net, are net of allowances for credit loss. Refer to “Note 6. Credit Losses.”

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

Our business combinations regularly include contingent consideration arrangements that require additional consideration to be paid based on the achievement of established objectives, most commonly related to customer retention or revenue growth of the customer base during the post-combination period. We assess contingent consideration to determine if it should be recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings if changes in estimates are made after the measurement period. During the fourth quarter of 2021, we increased the fair value of the contingent payment to ezyVet by $2.0 million. Changes in the fair value of contingent consideration and differences arising upon settlement were not material during the years ended December 31, 2021 and 2020.

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

In the fourth quarter of 2022, we performed a qualitative assessment of goodwill impairment and concluded that it is not more likely than not that the fair value of any of our reporting units is less than its carrying amount, including goodwill. If a reporting unit does not pass the qualitative assessment, the carrying amount of the reporting unit, including goodwill, is compared to the fair value and goodwill is considered impaired if the carrying value of the reporting unit exceeds the fair value. Any excess of the carrying value of the goodwill above its fair value would be recognized as an impairment loss. No goodwill impairments were identified during the years ended December 31, 2022, 2021, or 2020, and no accumulated impairment losses are recorded.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets, other than goodwill, based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The asset group is the lowest level for which identifiable cash flows associated with the intangible asset are largely independent. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of the asset group exceeds the related estimated undiscounted future cash flows, an impairment loss to adjust the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset and apply a risk-adjusted discount rate. We had no impairments of our intangible assets during the years ended December 31, 2022 and 2020. The amount of impairment for the year ended December 31, 2021 was immaterial.

The changes in the carrying amount of goodwill for the years ended December 31, 2022, 2021, and 2020, were as follows:

(in thousands)	CAG	Water	LPD	Other	Consolidated Total
Balance as of December 31, 2019	$207,350	$11,611	$14,232	$6,531	$239,724
Business combinations	220	—	—	—	220
Acquisition adjustment	(1,900)	—	—	—	(1,900)
Impact of changes in foreign currency exchange rates	4,724	412	167	—	5,303
Balance as of December 31, 2020	$210,394	$12,023	$14,399	$6,531	$243,347
Business combinations	120,346	—	—	—	120,346
Impact of changes in foreign currency exchange rates	(3,569)	(84)	(695)	—	(4,348)
Balance as of December 31, 2021	$327,171	$11,939	$13,704	$6,531	$359,345
Business combinations	1,641	6,857	—	—	8,498
Impact of changes in foreign currency exchange rates	(5,330)	(897)	179	—	(6,048)
Balance as of December 31, 2022	$323,482	$17,899	$13,883	$6,531	$361,795

Refer to “Note 4. Acquisitions, Asset Purchases and Investments” for information regarding goodwill and other intangible assets recognized in connection with the acquisition of businesses and other assets during the years ended December 31, 2022, 2021, and 2020.

We provide for amortization primarily using the straight-line method by charges to income in amounts that allocate the intangible assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life

Customer-related intangible assets (1)	3 to 17 years
Product rights (2)	5 to 15 years
Noncompete agreements	3 to 5 years

Intangible assets other than goodwill consisted of the following:

(in thousands)	December 31, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer-related intangible assets (1)	$104,111	$30,952	$73,159	$121,936	$38,349	$83,587
Product rights (2)	30,176	8,039	22,137	17,350	5,332	12,018
Noncompete agreements	4,432	2,056	2,376	4,257	827	3,430
	$138,719	$41,047	$97,672	$143,543	$44,508	$99,035
The above table excludes fully amortized intangible assets for the periods presented.
(1)Customer-related intangible assets are comprised of customer lists and customer relationships acquired from third parties.
(2)Product rights comprise certain technologies, intellectual property, licenses, and trade names acquired from third parties.

Amortization expense of intangible assets other than goodwill was $15.0 million, $12.1 million, and $9.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

At December 31, 2022, the aggregate amortization expense associated with intangible assets is estimated to be as follows for each of the next five years and thereafter:

(in thousands)	Amortization Expense

2023	$13,841
2024	12,707
2025	12,029
2026	11,767
2027	10,426
Thereafter	36,902
$97,672

NOTE 12.      ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021

Accrued expenses	$149,446	$133,978
Accrued employee compensation and related expenses	142,994	182,926
Accrued customer incentives and refund obligations	72,250	79,469
Accrued taxes	48,547	42,605
Current lease liabilities	20,425	19,931
Accrued liabilities	$433,662	$458,909

Other long-term liabilities consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021

Accrued taxes	$49,142	$56,466
Other accrued long-term expenses	18,445	14,475
Other long-term liabilities	$67,587	$70,941

NOTE 13.      DEBT

Credit Facility

On October 20, 2022, we, along with IDEXX Distribution, Inc., IDEXX Operations, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation, IDEXX B.V., IDEXX Laboratories B.V., and IDEXX Laboratories GmbH, each a wholly-owned subsidiary (whether directly or indirectly held) (collectively, the “Borrowers”), together with the lenders party to that certain Existing Credit Agreement (as defined below), JPMorgan Chase Bank, N.A., as administrative agent (“Agent”), and the other parties thereto, entered into Amendment No. 1 (the “Amendment”), to that certain fourth amended and restated credit agreement, dated as of December 9, 2021, relating to a five-year unsecured revolving credit facility in the principal amount of $1.0 billion (the “Existing Credit Agreement,” and as amended by the Amendment, the “Credit Agreement”), among the Borrowers, the lenders, the Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and the other parties thereto.

The Amendment amends the Existing Credit Agreement to (i) provide for a borrowing by us effective October 20, 2022, of an incremental term loan in an aggregate principal amount of $250 million, (ii) convert all existing borrowings, which have interest rates determined by reference to a LIBOR-based interest rate, to borrowings determined by reference to a SOFR-based interest rate, (iii) provide for an option by us to obtain incremental borrowings under the Credit Agreement of term loans and/or revolving credit commitments of up to an aggregate principal amount of $250 million, which would represent an aggregate maximum of up to $1.5 billion, subject to the Borrowers obtaining commitments from existing or new lenders and satisfying other conditions specified in the Credit Agreement, and (iv) add certain implementing mechanics relating to the foregoing.

On October 20, 2022, pursuant to the terms of the Credit Agreement, the term lenders thereunder provided us, as borrower, an incremental term loan in an aggregate principal amount of $250 million (the “Term Loan”). The Term Loan matures on October 20, 2025. The net proceeds of the Term Loan were used to repay previously incurred revolver borrowings under the Existing Credit Agreement. The Term Loan is subject to the same affirmative and negative covenants and events of default as the borrowings previously incurred pursuant to the Existing Credit Agreement. The applicable interest rate for the Term Loan is consistent with our line of credit, and is calculated at a per annum rate equal to either (at our option) (1) a prime rate plus a margin ranging from 0.0% to 0.375% based on our consolidated leverage ratio, (2) an adjusted term SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio, or (3) an adjusted daily simple SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio. Issuance costs for the incremental Term Loan were immaterial.

Although the revolving line of credit does not mature until December 9, 2026, and the Term Loan does not mature until October 20, 2025, all individual borrowings under the terms of the Credit Facility with an interest rate based on the prevailing Prime or SOFR rate (as selected by the Borrower) have a stated term between 1 and 180 days. At the end of each term, the obligation is either repaid or rolled over into a new borrowing or replaced by a borrowing based on a specific benchmark rate (where interest is then paid monthly). The Credit Facility contains a subjective material adverse event notification clause, which allows the debt holders to call the loans under the Credit Facility if we fail to provide prompt written notice to the syndicate of such an event. Based on the stated terms and the existence of the subjective material adverse event clause, this Credit Facility is reflected in the current liabilities section of our consolidated balance sheets.

At December 31, 2022, we had $329 million outstanding on our line of credit and a $250 million Term Loan, for a total of $579 million outstanding borrowings under our Credit Facility, with a weighted average effective interest rate of 5.1%. Our weighted average borrowing rate for the year ended December 31, 2022, was 3.1%. At December 31, 2021, we had $73.5 million outstanding borrowings under our Credit Facility. The funds available under the Credit Facility reflect a further reduction due to the issuance of letters of credit, which were primarily issued in connection with our workers’

compensation policy, for $1.5 million in the year ended December 31, 2022, and $1.4 million in the year ended December 31, 2021.

The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3.5-to-1. At December 31, 2022, we were in compliance with the covenants of the Credit Facility.

Senior Notes

The following describes all of our currently outstanding unsecured senior notes issued and sold in private placements (collectively, the “Senior Notes”) as of December 31, 2022:

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

The following narrative represents our Senior Note activity:

NY Life 2013 and 2014 Note Agreements, Including Amendments

In December 2013, we issued and sold through a private placement an aggregate principal amount of $150 million of unsecured senior notes consisting of $75 million of 3.94% Series A Senior Notes due December 11, 2023 (the “2023 Series A Notes”) and $75 million of 4.04% Series B Senior Notes due December 11, 2025 (the “2025 Series B Notes”) under a Note Purchase Agreement among the Company, New York Life Insurance Company, and the accredited institutional purchasers named therein (as amended on April 10, 2020, the “NY Life 2013 Note Agreement”).

In September 2014, we issued and sold through a private placement an aggregate principal amount of $75 million of unsecured 3.72% senior notes due September 4, 2026 (the “2026 Senior Notes”) under a Note Purchase Agreement dated as of July 22, 2014, among the Company, New York Life Insurance Company, and the accredited institutional purchasers named therein (as amended April 10, 2020, the “NY Life 2014 Note Agreement”).

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

Prudential 2015 Amended Agreement, Including Amendments

In July 2014, we issued and sold through a private placement an aggregate principal amount of $125 million of unsecured senior notes consisting of $50 million of 3.32% Series A Senior Notes due July 21, 2021 (the “2021 Series A Notes”) and $75 million of 3.76% Series B Senior Notes due July 21, 2024 (the “2024 Series B Notes”) under a Note Purchase and Private Shelf Agreement among the Company, Prudential Investment Management, Inc. (“Prudential”), and the accredited institutional purchasers named therein (the “Prudential 2014 Note Agreement”). The $50 million 3.32% Series A Senior Note was repaid in full on the July 21, 2021 due date.

In June 2015, we entered into an Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Original Prudential 2015 Amended Agreement”), among the Company, Prudential, and the accredited institutional purchasers named therein, which amends and restates the Prudential 2014 Note Agreement. Pursuant to the Original Prudential 2015 Amended Agreement, we issued and sold through an aggregated private placement an aggregate principal amount of €88.9 million of unsecured 1.785% Series C Senior Notes due June 18, 2025 (the “2025 Series C Notes”).

On May 9, 2019, we entered into the Amendment to Note Purchase and Private Shelf Agreement (the “Prudential First Amendment”) with Prudential and the other parties thereto, which amended certain reporting provisions in the Original Prudential 2015 Amended Agreement.

On April 10, 2020, we entered into the Second Amendment to the Prudential 2015 Amended Agreement (the “Prudential Second Amendment”), in order to (i) increase the facility size to $425 million, (ii) extend the facility issuance period to April 10, 2023, (iii) make various implementing and administrative changes in order to facilitate a $75 million notes issuance on April 14, 2020, (iv) allow the amount available to be issued under the facility to equal $425 million less the amount of notes outstanding from time to time during the issuance period, and (v) modify several defined terms, schedules and covenant baskets in the Original Prudential 2015 Amended Agreement, as amended by the Prudential First Amendment, to create additional operating flexibility, and in particular to align such provisions with similar modifications we made substantially concurrently in our other debt facilities. We refer to the Original Prudential 2015 Agreement, as amended by the Prudential First Amendment and the Prudential Second Amendment, as the “Prudential 2015 Amended Agreement.”

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

MetLife 2014 Note Agreement, Including Amendments

We entered into a Multicurrency Note Purchase and Private Shelf Agreement, dated as of December 19, 2014 (the “Original MetLife 2014 Note Agreement”), among the Company, Metropolitan Life Insurance Company (“MetLife”), and the accredited institutional purchasers named therein pursuant to which we agreed to issue and sell an aggregate principal amount of $150 million of unsecured senior notes consisting of $75 million of our 3.25% Series A Senior Notes having a seven-year term (the “2022 Series A Notes”), and $75 million of our 3.72% Series B Senior Notes having a twelve-year term (“2027 Series B Notes”). The issuance, sale and purchase of these notes occurred in February 2015. The aggregate principal amount of our 2022 Series A Notes for $75 million was paid on February 12, 2022.

On March 14, 2019, we amended the Original MetLife 2014 Note Agreement. Pursuant to the Original MetLife 2014 Note Agreement, as so amended, we issued and sold through a private placement an aggregate principal amount of $100 million of unsecured senior notes at a 4.19% per annum rate, due March 14, 2029 (the “2029 Series C Notes”).

On March 23, 2020, we entered into the Second Amendment to the Original MetLife 2014 Note Agreement (the “MetLife Second Amendment”), in order to (i) increase the facility size from $150 million to $300 million, (ii) extend the facility issuance period to December 20, 2022, (iii) make various implementing and administrative changes in order to facilitate a $125 million notes issuance on April 2, 2020, and (iv) allow the amount available to be issued under the facility to equal $300 million, less the amounts outstanding on 2029 Series C Notes and MetLife 2030 Series D Notes.

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

We refer to the Original MetLife 2014 Agreement, as so amended, as the “MetLife 2014 Agreement,” and together with the NY Life 2013 Note Agreement, NY Life 2014 Note Agreement, and Prudential 2015 Amended Note Agreement, collectively, as the “Senior Note Agreements.”

Senior Note Agreements

The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At December 31, 2022, we were in compliance with the covenants of the Senior Note Agreements.

Should we elect to prepay the Senior Notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Senior Note Agreements. Additionally, in the event of a change in control of the Company or upon the disposition of certain assets of the Company the proceeds of which are not reinvested (as defined in the Senior Note Agreements), we may be required to prepay all or a portion of the Senior Notes. The obligations under the Senior Notes may be accelerated upon the occurrence of an event of default under the applicable Senior Note Agreement, each of which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, and cross-acceleration to specified indebtedness. We used the net proceeds from the issuances and sale of the Senior Notes for general corporate purposes.

Annual principal payments on long-term debt at December 31, 2022, are as follows:

(in thousands)
Years Ending December 31,	Amount

2023	$75,000
2024	75,000
2025	169,775
2026	75,000
2027	75,000
Thereafter	300,000
$769,775

Total interest paid on all debt (including our Credit Facility) for the years ended December 31, 2022, 2021, and 2020, was $39.5 million, $30.5 million, and $32.4 million, respectively.

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

Earnings before income taxes were as follows:

(in thousands)	For the Years Ended December 31,
	2022	2021	2020

Domestic	$684,661	$689,994	$483,694
International	175,311	212,660	178,291
	$859,972	$902,654	$661,985

The provision (benefit) for income taxes comprised the following:

(in thousands)	For the Years Ended December 31,
	2022	2021	2020
Current
Federal	$150,099	$112,811	$72,921
State	30,529	19,147	17,346
International	35,138	29,288	26,301
	215,766	161,246	116,568
Deferred
Federal	(31,663)	(7,019)	(14,126)
State	(5,735)	(503)	(2,863)
International	2,515	4,086	(19,725)
	(34,883)	(3,436)	(36,714)
	$180,883	$157,810	$79,854

The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate as follows:

	For the Years Ended December 31,
	2022	2021	2020

U.S. federal statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	2.3	2.1	2.4
Taxation on international earnings	0.6	(0.8)	(1.0)
Foreign derived intangible income	(1.7)	(1.2)	(1.1)
Share-based compensation from settlements	(1.5)	(3.6)	(5.9)
Research and development credit	(1.1)	(0.7)	(0.8)
Impact of Switzerland tax reform	—	—	(3.3)
Other, net	1.4	0.7	0.8
Effective tax rate	21.0%	17.5%	12.1%

Our effective income tax rate was 21.0% for the year ended December 31, 2022, and 17.5% for the year ended December 31, 2021. Our effective income tax rate for the year ended December 31, 2022, was higher primarily due to decreases in tax benefits related to share-based compensation and higher taxes on international income.

Income taxes paid, net of refunds received, for the periods ended December 31, 2022, 2021, and 2020, were $239.8 million, $161.7 million, and $110.7 million, respectively.

Prior to January 1, 2022, we received benefits from a tax ruling in the Netherlands that documented our mutual understanding of how prior tax laws applied to our circumstances. Primarily as a result of this tax ruling, our net income was higher by $21.4 million and $14.2 million for the years ended December 31, 2021 and 2020, respectively. The benefits from these tax rulings are reflected within the overall benefits received from taxation on international earnings during those years in the table above. On December 21, 2021, the Netherlands adopted legislation eliminating the tax benefits related to this tax ruling for tax years beginning after December 31, 2021.

The components of the net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets are as follows:

(in thousands)	December 31, 2022	December 31, 2021

Assets
Accrued expenses	$38,457	$48,433
Accounts receivable reserves	2,447	2,131
Deferred revenue	4,671	6,269
Inventory basis differences	9,062	6,553
Property-based differences	20,157	16,132
Intangible asset basis differences	44,196	46,606
Share-based compensation	11,324	10,740
Other	1,273	1,163
Net operating loss carryforwards	8,956	8,570
Tax credit carryforwards	13,370	13,483
Unrealized losses on foreign currency exchange contracts and investments	227	1,755
Research and development expenditure differences	29,997	—
Total assets	184,137	161,835
Valuation allowance	(39,726)	(39,280)
Total assets, net of valuation allowance	144,411	122,555

Liabilities
Customer acquisition costs	(37,223)	(37,265)
Property-based differences	(44,295)	(42,363)
Intangible asset basis differences	(2,379)	(17,345)
Other	(8,958)	(5,662)
Unrealized gains on foreign currency exchange contracts and investments	(4,491)	(4,071)
Total liabilities	(97,346)	(106,706)
Net deferred tax assets	$47,065	$15,849

As of December 31, 2022, we recorded valuation allowances against certain deferred tax assets related to temporary differences, including intangible asset basis differences and net operating loss (“NOL”) and tax credit carryforwards, as it is more likely than not that they will not be realized or utilized within the carryforward period.

The following table summarizes the changes in valuation allowance for deferred tax assets:

(in thousands)	For the Years Ended December 31,
	2022	2021	2020

Balance at beginning of year	$39,280	$40,262	$9,454
Charges to costs and expense	2,200	1,464	31,076
Write-off/cash payments	(1,537)	(1,182)	(34)
Foreign currency translation	(217)	(1,264)	(234)
Balance at the end of the year	$39,726	$39,280	$40,262

As of December 31, 2022, we have NOLs in certain state and international jurisdictions of approximately $34.1 million available to offset future taxable income. Most of these NOLs will expire at various dates between 2023 and 2029 and the remainder have indefinite lives.

The following table summarizes the changes in unrecognized tax positions:

(in thousands)	For the Years Ended December 31,
	2022	2021	2020

Total amounts of unrecognized tax benefits, beginning of period	$21,789	$22,484	$26,841
Gross increases (decreases) in unrecognized tax positions as a result of tax positions taken during a prior period	342	443	(1,755)
Gross increases in unrecognized tax positions as a result of tax positions taken in the current period	3,197	2,414	4,199
Decreases in unrecognized tax positions related to settlements with taxing authorities	(1,544)	(537)	(6,446)
Decreases in unrecognized tax positions as a result of a lapse of the applicable statutes of limitations	(1,237)	(3,015)	(355)
Total amounts of unrecognized tax benefits, end of period	$22,547	$21,789	$22,484

Of the total unrecognized tax benefits at December 31, 2022 and 2021, $20.9 million and $22.2 million, respectively, comprise unrecognized tax positions that would, if recognized, affect our effective tax rate.

During the years ended December 31, 2022, 2021, and 2020, we recorded interest expense and penalties of $1.3 million, $1.1 million, and $1.3 million, respectively, as income tax expense in our consolidated statement of income. At December 31, 2022, 2021, and 2020, we had $4.2 million, $3.8 million, and $3.6 million, respectively, of estimated interest expense and penalties accrued in our consolidated balance sheets.

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

NOTE 15.      EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to our stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the total unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase our common stock at the average market price during the period. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed, and issuance is not contingent. Refer to “Note 5. Share-Based Compensation” for additional information regarding deferred stock units.

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Years Ended December 31,
	2022	2021	2020

Shares outstanding for basic earnings per share:	83,623	85,200	85,342

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	83,623	85,200	85,342
Dilutive effect of share-based payment awards	977	1,372	1,380
	84,600	86,572	86,722

Certain awards and options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Years Ended December 31,
	2022	2021	2020

Weighted average number of shares underlying anti-dilutive options	263	121	206
Weighted average number of shares underlying anti-dilutive awards	46	—	—

NOTE 16.      COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

Refer to “Note 8. Leases” for more information regarding our lease commitments.

In the ordinary course of business we enter into purchase obligations that include agreements and purchase orders to purchase goods or services that are contractually enforceable and that specify all significant terms, including fixed or minimum quantities, pricing, and approximate timing of purchases. As of December 31, 2022, we had approximately $232.4 million in purchase obligations due in 2023. Our purchase obligations beyond 2023 are approximately $50.4 million. The expected timing of payments of our purchase obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

Contingencies

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could exceed our accruals. Except for the litigation matter described below, at December 31, 2022, our accruals with respect to actual and threatened litigation were not material.

    We are a defendant in an ongoing litigation matter involving an alleged breach of contract for underpayment of royalty payments made from 2004 through 2017 under an expired patent license agreement. The plaintiff has asserted a claim of approximately $50 million inclusive of interest through June 30, 2020, alleging that the incorrect royalty provision was applied to certain licensed products and services throughout the agreement term and that royalties were also due on non-licensed diagnostic services that were provided concurrently with licensed services. The trial court previously ruled in favor of the plaintiff in this matter. The appellate court reversed the trial court’s decision, and the plaintiff has petitioned the state supreme court for review. While we believe the claim is without merit and continue to vigorously defend ourselves against the plaintiff’s allegations, litigation is inherently unpredictable and there can be no assurance that we will prevail in this matter. During the third quarter of 2020, we established an accrual of $27.5 million related to this ongoing matter, which represents the amount of the contingent loss that we have determined to be probable and estimable. We have not made any adjustments to this accrual since it was established. The actual cost of resolving this matter may be higher or lower than the amount we have accrued.

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

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases, those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and, based on our analysis of the nature of the risks involved, we believe that the fair value of potential indemnification under these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations at December 31, 2022 and 2021.

When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. As of December 31, 2022 and 2021, we do not have any material pre-acquisition liabilities recorded.

NOTE 17.      SEGMENT REPORTING

We operate primarily through three business segments: Companion Animal Group (“CAG”), Water quality products (“Water”), and Livestock, Poultry and Dairy (“LPD”). CAG provides products and services for veterinarians and the biomedical research community, primarily related to diagnostics and information management. Water provides innovative testing solutions for the detection and quantification of various microbiological parameters in water. LPD provides diagnostic tests, services, and related instrumentation that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to ensure the quality and safety of milk. Our Other operating segment combines and presents our human medical diagnostic business (“OPTI Medical”) with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments. OPTI Medical develops, manufactures, and distributes human medical diagnostic products and provides human medical diagnostic services.

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

Intersegment revenues, which are not included in the table below, were not material for the years ended December 31, 2022, 2021, and 2020.

The following is a summary of segment performance:

(in thousands)	For the Years Ended December 31,
	CAG	Water	LPD	Other	Consolidated Total
2022
Revenue	$3,058,793	$155,720	$122,607	$30,204	$3,367,324

Income from operations	$800,949	$72,519	$19,809	$5,488	$898,765
Interest expense, net					(38,793)
Income before provision for income taxes					859,972
Provision for income taxes					180,883
Net income					679,089
Less: Net income attributable to noncontrolling interest					—
Net income attributable to IDEXX Laboratories, Inc. stockholders					$679,089

Depreciation and amortization	$101,254	$3,020	$3,797	$3,829	$111,900

2021
Revenue	$2,889,960	$146,505	$135,887	$43,008	$3,215,360

Income from operations	$824,022	$65,444	$28,636	$13,926	$932,028
Interest expense, net					(29,374)
Income before provision for income taxes					902,654
Provision for income taxes					157,810
Net income					744,844
Less: Net income attributable to noncontrolling interest					(1)
Net income attributable to IDEXX Laboratories, Inc. stockholders					$744,845

Depreciation and amortization	$94,202	$2,709	$3,908	$3,777	$104,596

2020
Revenue	$2,385,765	$128,625	$145,845	$46,420	$2,706,655

Income from operations	$574,887	$58,867	$40,008	$20,762	$694,524
Interest expense, net					(32,539)
Income before provision for income taxes					661,985
Provision for income taxes					79,854
Net income					582,131
Less: Net income attributable to noncontrolling interest					355
Net income attributable to IDEXX Laboratories, Inc. stockholders					$581,776

Depreciation and amortization	$84,697	$2,630	$4,070	$4,601	$95,998

Refer to “Note 3. Revenue Recognition” for a summary of disaggregated revenue by reportable segment and by major product and service category for the years ended December 31, 2022, 2021, and 2020.

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows:

(in thousands)
	December 31, 2022	December 31, 2021
Americas
United States	$486,690	$436,003
Brazil	25,949	17,043
Canada	7,407	7,003
	520,046	460,049
Europe, the Middle East and Africa
Germany	55,726	60,451
United Kingdom	10,710	9,828
Netherlands	11,975	19,405
France	1,507	1,884
Switzerland	13,445	3,545
Other	3,054	3,821
	96,417	98,934
Asia Pacific Region
Japan	5,111	5,845
Australia	20,243	14,584
Other	7,657	8,255
	33,011	28,684
Total	$649,474	$587,667

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the years ended December 31, 2022 and 2021.

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

The amounts outstanding under our unsecured revolving credit facility (“Credit Facility” or “line of credit”) and senior notes (“long-term debt”) are measured at carrying value in our accompanying consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. At December 31, 2022, the estimated fair value and carrying value of our long-term debt were $725.6 million and $769.8 million, respectively. At December 31, 2021, the estimated fair value and carrying value of our long-term debt were $916.3 million and $850.7 million, respectively.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022

Assets
Equity mutual funds (2)	$385	$—	$—	$385
Cross currency swaps (3)	$—	$9,262	$—	$9,262
Foreign currency exchange contracts (3)	$—	$5,185	$—	$5,185
Liabilities
Foreign currency exchange contracts (3)	$—	$4,572	$—	$4,572
Deferred compensation (4)	$385	$—	$—	$385
Contingent payments - acquisitions	$—	$—	$120	$120

(in thousands)
As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2021

Assets
Money market funds (1)	$76	$—	$—	$76
Equity mutual funds (2)	$826	$—	$—	$826
Cross currency swaps (3)	$—	$4,256	$—	$4,256
Foreign currency exchange contracts (3)	$—	$6,512	$—	$6,512
Liabilities
Foreign currency exchange contracts (3)	$—	$601	$—	$601
Deferred compensation (4)	$826	$—	$—	$826
Contingent payments - acquisitions	$—	$—	$7,230	$7,230
(1)Money market funds with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of December 31, 2022, and December 31, 2021, consisted of demand deposits.
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

We record changes in the estimated fair value of contingent consideration in the consolidated statements of income. Changes in contingent consideration liabilities are measured at fair value on a recurring basis using unobservable inputs (Level 3) and during the year ended December 31, 2022, are as follows:

(in thousands)	Fair Value

Contingent consideration as of December 31, 2021	$7,230
Payment of contingent consideration	(7,110)
Change in estimated fair value	—
Contingent consideration as of December 31, 2022	$120

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

We recognize all hedging instruments on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Refer to “Note 21. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on the consolidated statements of income for the years ended December 31, 2022, 2021, and 2020.

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

Refer to “Note 18. Fair Value Measurements” for additional information regarding the fair value of our derivative instruments and “Note 21. Accumulated Other Comprehensive Income” for additional information regarding the effect of derivative instruments designated as cash flow hedges on the consolidated statements of income.

Cash Flow Hedges

We have designated our foreign currency exchange contracts as cash flow hedges as these derivative instruments mitigate the exposure to variability in the cash flows of forecasted transactions attributable to foreign currency exchange. Unless noted otherwise, we have also designated our derivative instruments as qualifying for hedge accounting treatment.

We did not de-designate any instruments from hedge accounting treatment during the years ended December 31, 2022, 2021, and 2020. Gains and losses related to hedge ineffectiveness recognized in earnings during the years ended December 31, 2022, 2021, and 2020 were not material. At December 31, 2022, the estimated amount of net gains, net of tax, which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $0.8 million if exchange rates do not fluctuate from the levels at December 31, 2022.

We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $258.2 million, and $286.7 million at December 31, 2022 and 2021, respectively.

The following table presents the effect of cash flow hedge accounting on our consolidated statements of income and comprehensive income, and provides information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)		Years Ended December 31,
		2022	2021	2020

Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$1,362,986	$1,325,928	$1,135,615
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income		$25,733	$(7,121)	$829

Net Investment Hedges, Euro-Denominated Notes

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded a gain of $4.5 million, a gain of $6.4 million, and a loss of $7.4 million, net of tax, within AOCI as a result of this net investment hedge for the years ended December 31, 2022, 2021, and 2020, respectively. The related cumulative unrealized gain recorded at December 31, 2022, will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or all or a portion of the hedge no longer qualifies for hedge accounting treatment. Refer to “Note 13. Debt” to the consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the issuance of these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

We have entered into several cross currency swap contracts as a hedge of our net investment in foreign operations to offset foreign currency translation gains and losses on the net investment. These cross currency swaps have maturity dates beginning on June 30, 2023, through June 18, 2025. At maturity of the cross currency swap contracts, we will deliver the notional amounts of €90.0 million and will receive approximately $104.5 million from the counterparties on June 30, 2023, and we will deliver the notional amount of €15.0 million and will receive approximately $17.5 million from the counterparties on June 18, 2025. The change in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. We recorded a gain of $3.8 million, a gain of $5.4 million, and a loss of $5.6 million, net of tax, within AOCI as a result of these net investment hedges, during the years ended December 31, 2022, 2021, and 2020, respectively. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and, thus, is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $2.8 million and $2.8 million related to the excluded component as a reduction of interest expense for the years ended December 31, 2022 and 2021, respectively.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments, their respective classification on the consolidated balance sheets, and amounts subject to offset under master netting arrangements consisted of the following derivative instruments, unless otherwise noted:

(in thousands)		Hedging Assets
		December 31, 2022	December 31, 2021

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$5,185	$6,512
Cross currency swaps	Other current assets	8,135	—
Cross currency swaps	Other long-term assets	1,127	4,256
Total derivative instruments presented as hedge instruments on the balance sheet		14,447	10,768
Gross amounts subject to master netting arrangements not offset on the balance sheet		(3,210)	(601)
Net amount		$11,237	$10,167

(in thousands)		Hedging Liabilities
		December 31, 2022	December 31, 2021

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$4,572	$601
Total derivative instruments presented as cash flow hedges on the balance sheet		4,572	601
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet (1)	Long-term debt	94,775	100,711
Total hedging instruments presented on the balance sheet		99,347	101,312
Gross amounts subject to master netting arrangements not offset on the balance sheet		(3,210)	(601)
Net amount		$96,137	$100,711
(1)Amounts represent reported carrying amounts of our foreign currency denominated debt. Refer to “Note 18. Fair Value Measurements” for information regarding the fair value of our long-term debt.

NOTE 20.      REPURCHASES OF COMMON STOCK

As of December 31, 2022, our Board of Directors has authorized the repurchase of up to 73.0 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders, and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. As of December 31, 2022, there are approximately 3.0 million remaining shares available for repurchase under this authorization.

We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the years ended December 31, 2022, 2021, and 2020, was not material.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrenders:

(in thousands, except per share amounts)	For the Years Ended December 31,
	2022	2021	2020

Shares repurchased in the open market	1,963	1,283	721
Shares acquired through employee surrenders for statutory tax withholding	21	29	58
Total shares repurchased	1,984	1,312	779

Cost of shares repurchased in the open market	$810,942	$755,545	$179,623
Cost of shares for employee surrenders	10,606	15,562	20,603
Total cost of shares	$821,548	$771,107	$200,226

Average cost per share - open market repurchases	$413.12	$588.58	$249.20
Average cost per share - employee surrenders	$501.89	$548.08	$354.98
Average cost per share - total	$414.06	$587.70	$257.08

NOTE 21.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, consisted of the following:

	For the Years Ended December 31, 2022 and 2021
		Unrealized (Loss) Gain on Cash Flow Hedges, Net of Tax	Unrealized (Loss) Gain on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized (Loss) Gain on Investments, Net of Tax	Foreign Currency Exchange Contracts	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2020	$(272)	$(9,934)	$(5,982)	$(2,159)	$—	$(35,268)	$(53,615)
Other comprehensive income (loss) before reclassifications	146	9,139	6,404	5,399	—	(26,731)	(5,643)
Amounts reclassified from accumulated other comprehensive income	—	5,774	—	—	—	—	5,774
Balance as of December 31, 2021	(126)	4,979	422	3,240	—	(61,999)	(53,484)
Other comprehensive (loss) income before reclassifications	(46)	14,851	4,525	3,817	(3,282)	(25,692)	(5,827)
Amounts reclassified from accumulated other comprehensive income	—	(18,991)	—	—	506	—	(18,485)
Balance as of December 31, 2022	$(172)	$839	$4,947	$7,057	$(2,776)	$(87,691)	$(77,796)

The following table presents components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI for the Years Ended December 31,
		2022	2021	2020

Foreign currency exchange contracts	Cost of revenue	$25,733	$(7,121)	$829
	Tax (expense) benefit	(6,742)	1,347	(158)
	Gains (losses), net of tax	$18,991	$(5,774)	$671

Defined benefit plans	Cost of revenue and operating expenses	$(605)	$—	$—
	Tax benefit	99	—	—
	Losses, net of tax	$(506)	$—	$—

NOTE 22.      PREFERRED STOCK

Our Board of Directors is authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue from time to time up to 500,000 shares of Preferred Stock, $1.00 par value per share (“Preferred Stock”), in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights, and preemptive rights. There are no shares of Preferred Stock outstanding as of December 31, 2022 and 2021.

NOTE 23.      IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN

We have established the IDEXX Retirement and Incentive Savings Plan (the “401(k) Plan”). U.S. employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries. We match a portion of these contributions, not to exceed 5% of participants’ eligible compensation. We matched $28.3 million, $25.8 million, and $23.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. In addition, we may make contributions to the 401(k) Plan at the discretion of the Board of Directors. There were no discretionary contributions in 2022, 2021 or 2020.

We also have established defined contribution plans for regional employees in Europe and in Canada. With respect to these plans, our contributions over the past three years have not been material.

Defined Benefit Pension Obligations

Our Swiss defined benefit pension plans “(Swiss Plans”) are government-mandated retirement plans that provide employees with a minimum investment return. We account for our Swiss Plans in accordance with ASC 715-30, “Defined Benefit Plans - Pension.” As of December 31, 2022, our Swiss Plans had an unfunded net pension obligation of $4.0 million, with a fair value of plan assets of $12.5 million. The investments of the plan assets are measured using a mix of Level 1, Level 2, and Level 3 inputs. For the year ended December 31, 2022, we recognized $1.5 million in expense related to the Swiss Plans. The expense was reflected in cost of revenue, sales & marketing expense, general and administrative expense, and research and development expense, based on employee classification.

Future benefits expected to be paid as of December 31, 2022, are as follows:

(in thousands)	December 31, 2022

2023	875
2024	1,075
2025	974
2026	804
2027	1,085
2028 through 2032	5,354

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date / Period End Date	Filed / Furnished Herewith

Articles of incorporation and by-laws

3.1	Restated Certificate of Incorporation of the Company, as amended	10-Q	3(i)	6/30/06

3.2	Amended and Restated By-Laws of IDEXX Laboratories, Inc., amended through July 13, 2022	8-K	3.2	7/15/22

Instruments defining the rights of security holders, including indenture

4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.1	12/31/19

4.2	Note Purchase Agreement, dated as of December 11, 2013, among the Company, as issuer, New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers	8-K	99.1	12/12/13

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
		8-K	99.1	7/25/14

4.4	Note Purchase Agreement, dated as of July 22, 2014, among the Company, as issuer, New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers	8-K	99.2	7/25/14

4.5	Amendment to Note Purchase Agreement, dated as of April 10, 2020, among the Company, as issuer, New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers	8-K	10.4	4/16/20

4.6	Amendment to Note Purchase Agreement, dated as of April 10, 2020, among the Company, as issuer, New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers	8-K	10.5	4/16/20

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
		8-K	99.1	6/24/15

4.8	Amendment to Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement, dated as of May 9, 2019, among the Company, as issuer, each of the Subsidiary Guarantors (as defined therein), Prudential and each of the holders of the Notes (as defined therein)	8-K	10.2	4/16/20

4.9	Second Amendment to Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement, dated as of April 10, 2020, among the Company, as issuer, each of the Subsidiary Guarantors (as defined therein), Prudential and each of the holders of the Notes (as defined therein)	8-K	10.3	4/16/20

4.10	Multicurrency Note Purchase and Private Shelf Agreement, dated as of December 19, 2014, among the Company, as issuer, and Metropolitan Life Insurance Company, MetLife Insurance Company USA, Symetra Life Insurance Company, MetLife Insurance K.K., AXIS Reinsurance Company, and Union Fidelity Life Insurance Company, as purchasers	8-K	10.1	3/15/19

4.11	First Amendment to Multicurrency Note Purchase and Private Shelf Agreement, dated March 14, 2019, among the Company, as issuer, and IDEXX Distribution, Inc., IDEXX Operations, Inc., and OPTI Medical Systems, Inc., each as a subsidiary guarantor, and Metropolitan Life Insurance Company, MetLife Reinsurance Company of Bermuda, Ltd., Brighthouse Life Insurance Company, Symetra Life Insurance Company, and AXIS Reinsurance Company	8-K	10.2	3/15/19

4.12	Second Amendment to Multicurrency Note Purchase and Private Shelf Agreement, dated March 23, 2020, among the Company, as issuer, each of the Subsidiary Guarantors (as defined therein), Metropolitan Life Insurance Company and each of the holders of the Notes (as defined therein)	8-K	10.1	3/27/20

Material contracts

10.1*	U.S. Supply Agreement, effective as of October 16, 2003, among IDEXX Operations, Inc., the Company and Ortho-Clinical Diagnostics, Inc. (“Ortho”)	10-K	10.1	12/31/21

10.2*	Amendment No. 1 to U.S. Supply Agreement effective as of January 1, 2005, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.2	12/31/21

10.3	Amendment No. 2 to U.S. Supply Agreement effective as of October 15, 2006, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.4	12/31/07

10.4*	Amendment No. 3 to U.S. Supply Agreement effective as of January 18, 2008, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.5	12/31/07

10.5*	Amendment No. 4 to U.S. Supply Agreement effective as of December 28, 2011, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.5	12/31/21

10.6*	Amendment No. 5 to U.S. Supply Agreement effective as of December 9, 2013, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.6	12/31/21

10.7*	Amendment No. 6 to U.S. Supply Agreement effective as of January 1, 2017, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.27	12/31/17

10.8	Amendment No. 7 to U.S. Supply Agreement effective as of July 9, 2019, among IDEXX Operations, Inc., the Company and Ortho	10-Q	10.1	9/30/21

10.9*	Amendment No. 8 to U.S. Supply Agreement effective as of September 1, 2021, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.9	12/31/21

10.10*	European Supply Agreement, effective as of October 17, 2003, among IDEXX Europe B.V., the Company and Ortho	10-K	10.10	12/31/21

10.11*	Amendment No. 1 to European Supply Agreement effective as of January 1, 2005, among IDEXX Europe B.V., the Company and Ortho	10-K	10.11	12/31/21

10.12*	Amendment No. 2 to European Supply Agreement effective as of January 18, 2008, among IDEXX Europe B.V., the Company and Ortho	10-K	10.8	12/31/07

10.13*	Amendment No. 3 to European Supply Agreement effective as of December 28, 2011, among IDEXX Europe B.V., the Company and Ortho	10-K	10.13	12/31/21

10.14*	Amendment No. 4 to European Supply Agreement effective as of December 9, 2013, among IDEXX Europe B.V., the Company and Ortho	10-K	10.14	12/31/21

10.15	Amendment No. 5 to European Supply Agreement effective as of July 9, 2019, among IDEXX Europe B.V., the Company and Ortho	10-Q	10.2	9/30/21

10.16*	Amendment No. 6 to European Supply Agreement effective as of September 1, 2021, among IDEXX Europe B.V., the Company and Ortho.	10-K	10.16	12/31/21

10.17	Amendment, Release and Settlement Agreement dated as of September 12, 2002, among the Company, IDEXX Europe B.V., and Ortho	10-Q	10.1	9/30/02

10.18	Waiver to U.S. Supply Agreement, effective as of October 16, 2003, as amended, among IDEXX Operations, Inc., the Company and Ortho-Clinical Diagnostics, Inc. dated as of April 7, 2020	10-Q	10.1	3/31/20

10.19*	Letter Agreement between Ortho-Clinical Diagnostics, Inc. and IDEXX Operations, Inc. dated November 2, 2021	10-K	10.19	12/31/21

10.20*	Letter Agreement between Ortho-Clinical Diagnostics, Inc. and IDEXX Operations, Inc. and IDEXX Europe B.V. dated as of July 10, 2020	10-Q	10.1	9/30/20

10.21**	Form of Executive Employment Agreement dated May 26, 2013, between the Company and each of the Company’s Executive Officers, other than the Chief Executive Officer	10-Q	10.3	6/30/13

10.22**	Restated Director Deferred Compensation Plan, as amended	10-K	10.22	12/31/21

10.23 **	Restated Executive Deferred Compensation Plan, as amended	10-Q	10.3	6/30/10

10.24**	IDEXX Laboratories, Inc. 1997 Employee Stock Purchase Plan, as amended	10-K	10.19	12/31/20

10.25**	2009 Stock Incentive Plan, as amended	S-8	99.1	12/30/13

10.26**	2018 Stock Incentive Plan	DEF14A	Appendix	3/28/18

10.27**	Summary of Executive Incentive Plan				X

10.28**	Form of Director Stock Option Agreement	10-K	10.28	12/31/21

10.29**	Form of Director Restricted Stock Unit	10-K	10.29	12/31/21

10.30**	Form of Employee Stock Option Agreement for grants in 2010 to 2015	10-K	10.21	12/31/09

10.31**	Form of Employee Stock Option Agreement for grants in 2016 and 2017	10-K	10.20	12/31/15

10.32**	Form of Employee Stock Option Agreement for grants in 2018 and 2019	10-K	10.25	12/31/18

10.33**	Form of Employee Stock Option Agreement for grants in 2020 and 2021	10-K	10.28	12/31/19

10.34**	Form of Employee Stock Option Agreement for grants beginning in 2022.	10-K	10.34	12/31/21

10.35**	Form of Employee Restricted Stock Unit Agreement for grants in 2015	10-K	10.24	12/31/09

10.36**	Form of Employee Restricted Stock Unit Agreement for grants in 2016 and 2017	10-K	10.22	12/31/15

10.37**	Form of Employee Restricted Stock Unit Agreement for grants in 2018 and 2019	10-K	10.26	12/31/18

10.38**	Form of Employee Restricted Stock Unit for grants in 2020 and 2021	10-K	10.32	12/31/19

10.39**	Form of CEO Stock Option Agreement for grant in 2021	10-Q	10.1	3/31/21

10.40**	Form of CEO Restricted Stock Agreement for grant in 2021	10-Q	10.2	3/31/21

10.41**	Form of Employee Restricted Stock Unit for grants beginning in 2022	10-K	10.41	12/31/21

10.42**	Form of Employee High-Performer Restricted Stock Unit beginning in 2022	10-K	10.42	12/31/21

10.43**	Form of Restricted Stock Unit for grants made to Jonathan J. Mazelsky in 2022	10-K	10.43	12/31/21

10.44**	Form of Stock Option Agreement for grants made to Jonathan J. Mazelsky in 2022	10-K	10.44	12/31/21

10.45**	Form of Employee Performance-Based Restricted Stock Unit Agreement	10-K	10.27	12/31/18

10.46**	Second Amended and Restated Employment Agreement, dated October 23, 2019, by and between the Company and Jonathan J. Mazelsky	8-K	10.3	10/24/19

10.47**	Form of Confidential Information, Work Product, and Restrictive Covenant Agreement with each of the Company’s Executive Officers.	10-Q	10.1	3/31/22

10.48	Third Amended and Restated Credit Agreement, dated as of April 14, 2020, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation, IDEXX Europe B.V., and IDEXX Holding B.V., as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and the other parties thereto	8-K	10.6	4/16/20

10.49	Fourth Amended and Restated Credit Agreement, dated as of December 9, 2021, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation, IDEXX B.V., IDEXX Laboratories B.V., and IDEXX Laboratories GmbH, as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and the other parties thereto	8-K	10.1	12/9/21

10.50	Amendment No. 1, dated as of October 20, 2022, to the Fourth Amended and Restated Credit Agreement, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation, IDEXX B.V., IDEXX Laboratories B.V., and IDEXX Laboratories GmbH, as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and the other parties thereto	8-K	10.1	10/20/22

Subsidiaries of the registrant

21	Subsidiaries of the Company (filed herewith).				X

Consent of Independent Registered Public Accounting Firm

23	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm (filed herewith).				X

Rule 13a-14(a)/15-14(a) certifications

31.1
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
					X

31.2
Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
					X

Section 1350 certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

Interactive data file

101	The following financial and related information from IDEXX Laboratories, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Stockholders' Equity (Deficit); (v) the Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.

*	Confidential treatment requested as to certain portions.

**	Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDEXX LABORATORIES, INC.

By: /s/ Jonathan J. Mazelsky
Date: February 16, 2023	Jonathan J. Mazelsky
President and Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jonathan J. Mazelsky	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2023
Jonathan J. Mazelsky

/s/ Brian P. McKeon	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 16, 2023
Brian P. McKeon

/s/ Lawrence D. Kingsley	Non-Executive Board Chair	February 16, 2023
Lawrence D. Kingsley

/s/ Jonathan W. Ayers	Director	February 16, 2023
Jonathan W. Ayers

/s/ Asha S. Collins, PhD	Director	February 16, 2023
Asha S. Collins, PhD

/s/ Bruce L. Claflin	Director	February 16, 2023
Bruce L. Claflin

/s/ Stuart M. Essig, PhD	Director	February 16, 2023
Stuart M. Essig, PhD

/s/ Daniel M. Junius	Director	February 16, 2023
Daniel M. Junius

/s/ Sam A. Samad	Director	February 16, 2023
Sam A. Samad

/s/ M. Anne Szostak	Director	February 16, 2023
M. Anne Szostak

/s/ Sophie V. Vandebroek, PhD	Director	February 16, 2023
Sophie V. Vandebroek, PhD