Form 10-Q
period 2023-03-31
IDEXX LABORATORIES INC /DE
filed 2023-05-02
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 83,004,936 on April 25, 2023.

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
Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION
Item 1.  Financial Statements
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022

ASSETS
Current Assets:
Cash and cash equivalents	$111,367	$112,546
Accounts receivable, net	446,025	400,619
Inventories	391,011	367,823
Other current assets	201,043	220,489
Total current assets	1,149,446	1,101,477
Long-Term Assets:
Property and equipment, net	665,439	649,474
Operating lease right-of-use assets	115,060	118,618
Goodwill	362,942	361,795
Intangible assets, net	94,361	97,672
Other long-term assets	421,150	417,729
Total long-term assets	1,658,952	1,645,288
TOTAL ASSETS	$2,808,398	$2,746,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$117,709	$110,221
Accrued liabilities	403,595	433,662
Credit facility	431,500	579,000
Current portion of long-term debt	74,986	74,982
Current portion of deferred revenue	37,839	37,938
Total current liabilities	1,065,629	1,235,803
Long-Term Liabilities:
Deferred income tax liabilities	5,826	8,150
Long-term debt, net of current portion	696,362	694,387
Long-term deferred revenue, net of current portion	30,439	30,862
Long-term operating lease liabilities	98,177	101,239
Other long-term liabilities	70,864	67,587
Total long-term liabilities	901,668	902,225
Total liabilities	1,967,297	2,138,028

Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 107,321 shares in 2023 and 107,193 shares in 2022; Outstanding: 83,004 shares in 2023 and 82,894 shares in 2022	10,732	10,719
Additional paid-in capital	1,489,903	1,463,215
Deferred stock units: Outstanding: 58 units in 2023 and 58 units in 2022	5,164	5,182
Retained earnings	3,813,583	3,599,529
Accumulated other comprehensive loss	(76,615)	(77,796)
Treasury stock, at cost: 24,318 shares in 2023 and 24,299 shares in 2022	(4,401,666)	(4,392,112)
Total stockholders’ equity	841,101	608,737
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,808,398	$2,746,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Revenue:
Product revenue	$505,942	$478,377
Service revenue	394,253	358,172
Total revenue	900,195	836,549
Cost of Revenue:
Cost of product revenue	173,610	162,071
Cost of service revenue	183,614	175,725
Total cost of revenue	357,224	337,796
Gross profit	542,971	498,753
Expenses:
Sales and marketing	147,804	132,292
General and administrative	70,101	77,949
Research and development	44,667	40,168
Income from operations	280,399	248,344
Interest expense	(13,127)	(6,996)
Interest income	416	143
Income before provision for income taxes	267,688	241,491
Provision for income taxes	53,634	47,526
Net income attributable to IDEXX Laboratories, Inc. stockholders	$214,054	$193,965

Earnings per Share:
Basic	$2.58	$2.30
Diluted	$2.55	$2.27
Weighted Average Shares Outstanding:
Basic	82,992	84,410
Diluted	83,959	85,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Net income	$214,054	$193,965
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,258	3,277
Reclassification adjustment for benefit plans included in net income, net of tax of $20 in 2023 and $– in 2022	119	—
Unrealized gain (loss) on Euro-denominated notes, net of tax expense (benefit) of $(465) in 2023 and $439 in 2022	(1,490)	1,409
Unrealized gain (loss) on investments, net of tax expense (benefit) of $2 in 2023 and $(5) in 2022	6	(17)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on foreign currency exchange contracts, net of tax expense (benefit) of $(26) in 2023 and $1,436 in 2022	(209)	2,097
Unrealized gain (loss) on cross currency swaps, net of tax expense (benefit) of $(387) in 2023 and $311 in 2022	(1,240)	996
Unrealized (loss) on interest rate swap, net of tax (benefit) of $(14) in 2023 and $– in 2022	(45)	—
Reclassification adjustments for (gain) included in net income, net of tax benefit (expense) of $(117) in 2023 and $(610) in 2022	(218)	(1,626)
Unrealized gain (loss) on derivative instruments	(1,712)	1,467
Other comprehensive income, net of tax	1,181	6,136
Comprehensive income attributable to IDEXX Laboratories, Inc.	$215,235	$200,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2022	107,193	$10,719	$1,463,215	$5,182	$3,599,529	$(77,796)	$(4,392,112)	$608,737
Net income		—	—	—	214,054	—	—	214,054
Other comprehensive income, net	—	—	—	—	—	1,181	—	1,181
Repurchases of common stock, net	—	—	—	—	—	—	(9,554)	(9,554)
Common stock issued under stock plans, including excess tax benefit	128	13	12,765	(25)	—	—	—	12,753
Share-based compensation cost	—	—	13,923	7	—	—	—	13,930
Balance March 31, 2023	107,321	$10,732	$1,489,903	$5,164	$3,813,583	$(76,615)	$(4,401,666)	$841,101

Balance December 31, 2021	106,878	$10,688	$1,377,320	$5,719	$2,920,440	$(53,484)	$(3,570,691)	$689,992
Net income	—	—	—	—	193,965	—	—	193,965
Other comprehensive income, net	—	—	—	—	—	6,136	—	6,136
Repurchases of common stock, net	—	—	—	—	—	—	(273,058)	(273,058)
Common stock issued under stock plans, including excess tax benefit	125	12	11,583	(5)	—	—	—	11,590
Share-based compensation cost	—	—	11,122	51	—	—	—	11,173
Balance March 31, 2022	107,003	$10,700	$1,400,025	$5,765	$3,114,405	$(47,348)	$(3,843,749)	$639,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Cash Flows from Operating Activities:
Net income	$214,054	$193,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,331	26,511
Provision for credit losses	2,325	2,092
Deferred income taxes	(3,757)	(5,028)
Share-based compensation expense	13,930	11,173
Other	(362)	235
Changes in assets and liabilities:
Accounts receivable	(44,133)	(37,531)
Inventories	(23,887)	(18,854)
Other assets and liabilities	(5,307)	(52,904)
Accounts payable	3,327	(4,016)
Deferred revenue	(609)	(937)
Net cash provided by operating activities	183,912	114,706
Cash Flows from Investing Activities:
Purchases of property and equipment	(39,511)	(31,838)
Acquisition of intangible assets	—	(10,000)
Net cash used by investing activities	(39,511)	(41,838)
Cash Flows from Financing Activities:
(Repayments) borrowings under credit facility, net	(147,500)	326,500
Payment of senior debt	—	(75,000)
Payments of acquisition-related holdbacks	(1,780)	—
Repurchases of common stock, net	—	(266,295)
Proceeds from exercises of stock options and employee stock purchase plans	12,796	11,653
Shares withheld for statutory tax withholding payments on restricted stock	(9,597)	(10,338)
Net cash used by financing activities	(146,081)	(13,480)
Net effect of changes in exchange rates on cash	501	776
Net decrease in cash and cash equivalents	(1,179)	60,164
Cash and cash equivalents at beginning of period	112,546	144,454
Cash and cash equivalents at end of period	$111,367	$204,618

Supplemental Cash Flow Information:
Cash paid for income taxes	$7,200	$11,400
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$12,453	$11,016

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The condensed consolidated balance sheet data as of December 31, 2022, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and our Annual Report on Form 10-K for the year ended December 31, 2022, (the “2022 Annual Report”) filed with the SEC.

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

NOTE 2. ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023, are consistent with those discussed in “Note 2. Summary of Significant Accounting Policies” to the consolidated financial statements in our 2022 Annual Report, and as updated below.

Accounts Payable - Supplier Financing Program

We have an agreement with a third party to provide a supplier finance program, which facilitates participating suppliers’ ability to finance payment obligations from us with a designated third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more of our payment obligations prior to their scheduled due dates at a discounted price. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The terms of payments are in-line with the terms of our trade payables. The amount of payment obligations outstanding at the end of December 31, 2022, was $10.2 million. The roll-forward of our outstanding payment obligations under this arrangement, which are included in accounts payable on the unaudited condensed consolidated balance sheets, are as follows:

(in thousands)	For the Three Months Ended March 31,
	2023	2022

Payment obligations outstanding at the beginning of the period	$10,171	$4,775
Payment obligations during the period	13,031	13,341
Payment obligation paid during the period	(15,666)	(12,752)
Payment obligations outstanding at the end of the period	$7,536	$5,364

New Accounting Pronouncements Adopted

We adopted ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” as of January 1, 2023, which adds certain disclosure requirements for a buyer in a supplier finance program. The amendments in this update require that a buyer in a supplier finance program discloses sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude.

We adopted ASU 2021-08, “Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities,” as of January 1, 2023. ASU 2021-08 is intended to improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination by providing consistent recognition guidance.
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

Lease Revenue. Revenues from instrument rental agreements and reagent rental programs are recognized either as operating leases on a ratable basis over the term of the agreement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental agreements in equal monthly amounts over the term of the rental agreement. Our reagent rental programs provide our customers the right to use our instruments upon entering into multi-year agreements to purchase annual minimum amounts of consumables. These types of agreements include an embedded lease for the right to use our instruments. For some agreements, the customers are provided with the right to purchase the instrument at the end of the lease term. Lease revenues from these agreements are presented in product revenue on our unaudited condensed consolidated income statement. Lease revenue was approximately $4.5 million for the three months ended March 31, 2023, as compared to $5.0 million for the three months ended March 31, 2022, including both operating leases and sales-type leases under ASC 842, Leases, for leases entered into after January 1, 2019, and ASC 840, “Leases,” for leases entered into prior to 2019. Refer to below for revenue recognition under our reagent rental programs.

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

On December 31, 2022, our deferred revenue related to extended warranties and post-contract support was $26.4 million, of which approximately $15.1 million were recognized during the three months ended March 31, 2023. Furthermore, as a result of new agreements, our deferred revenue related to extended warranties and post-contract support was $26.3 million as of March 31, 2023. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $10.2 million as of March 31, 2023, of which approximately 36%, 34%, 17%, 8%, and 5% are expected to be recognized during the remainder of 2023, the full years 2024, 2025, 2026, and thereafter, respectively. Additionally, we have determined these agreements do not include a significant financing component.

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

The following customer programs represent our most significant customer contracts that contain multiple performance obligations:

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

On December 31, 2022, our capitalized customer acquisition costs were $158.0 million, of which approximately $13.4 million were recognized as a reduction of revenue during the three months ended March 31, 2023. Furthermore, as a result of new up-front customer loyalty payments, net of subsequent recognition, our capitalized customer acquisition costs were $158.9 million as of March 31, 2023. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications during the three months ended March 31, 2023, were not material.

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

On December 31, 2022, our volume commitment contract assets were $190.8 million, of which approximately $11.1 million were reclassified to accounts receivable when customers were billed for related products and services during the three months ended March 31, 2023. Furthermore, as a result of new placements under volume commitment programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our volume commitment contract assets were $198.9 million as of March 31, 2023. We monitor customer purchases over the term of their agreement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications during the three months ended March 31, 2023, were not material.

For our up-front customer loyalty and volume commitment programs, we estimate future revenues related to multi-year agreements to be approximately $3.0 billion, of which approximately 22%, 26%, 21%, 17%, and 14% are expected to be recognized during the remainder of 2023, the full years 2024, 2025, 2026, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to future purchases, net of the expected revenue reductions from customer acquisition costs and expected price adjustments, and, as a result, are lower than stated contractual commitments by our customers.

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

On December 31, 2022, our deferred revenue related to instrument rebate programs was $25.6 million, of which approximately $2.6 million were recognized when customers purchased eligible products and services and earned rebates during the three months ended March 31, 2023. Furthermore, as a result of new instrument purchases under rebate programs, net of subsequent recognition, our deferred revenue was $24.9 million as of March 31, 2023, of which approximately 28%, 27%, 20%, 14%, and 11% are expected to be recognized during the remainder of 2023, the full years 2024, 2025, 2026, and thereafter, respectively.

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

Sales-type Reagent Rental Programs. Our reagent rental programs that effectively transfer control of instruments to our customers are classified as sales-type leases, and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is transferred to accounts receivable when customers are billed for future products and services over the term of the contract. On December 31, 2022, our lease receivable assets were $18.4 million, of which approximately $1.1 million were reclassified to accounts receivable when customers were billed for related products and services during the three months ended March 31, 2023. Furthermore, as a result of new placements under sales-type reagent rental programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $20.3 million as of March 31, 2023. The impacts of discounting and unearned income as of March 31, 2023 were not material. Profit and loss recognized at the commencement date and interest income during the three months ended March 31, 2023, were not material. We monitor customer purchases over the term of their agreement to assess the realizability of our lease receivable assets. Impairments during the three months ended March 31, 2023 were not material.

Operating-type Reagent Rental Programs. Our reagent rental programs that do not effectively transfer control of instruments to our customers are classified as operating leases, and we recognize instrument revenue and costs ratably over the term of the agreement. The cost of the instrument is capitalized within property and equipment. During the three months ended March 31, 2023, we transferred instruments of $3.8 million, as compared to $3.0 million for the three months ended March 31, 2022, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental programs of approximately $43.5 million, of which approximately 21%, 25%, 21%, 15%, and 18% are expected to be recognized during the remainder of 2023, the full years 2024, 2025, 2026, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of any expected price adjustments, and, as a result, may be lower than stated contractual commitments by our customers.

Other Customer Incentive Programs. Certain agreements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified purchase threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method for incentives that are offered to individual customers and the expected-value method for programs that are offered to a broad group of customers. Revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustment to revenue arising from contract modifications, during the three months ended March 31, 2023, were not material. Refund obligations related to customer incentive programs are recorded in accrued liabilities for the actual issuance of incentives, incentives earned but not yet issued, and estimates of incentives to be earned in the future.

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

Accounts Receivable. We recognize revenue when it is probable that we will collect substantially all of the consideration to which we will be entitled, based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers that purchase our products and services and we have no significant customers that accounted for greater than 10% of our consolidated revenues during the three months ended March 31, 2023.

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

The following table presents disaggregated revenue by major product and service categories:

(in thousands)	For the Three Months Ended March 31,
	2023	2022
CAG segment revenue:
CAG Diagnostics recurring revenue:	$726,902	$664,810
IDEXX VetLab consumables	291,114	267,173
Rapid assay products	82,032	74,519
Reference laboratory diagnostic and consulting services	323,180	295,075
CAG Diagnostics services and accessories	30,576	28,043
CAG Diagnostics capital - instruments	33,144	36,997
Veterinary software, services and diagnostic imaging systems	67,233	59,377
CAG segment revenue	827,279	761,184

Water segment revenue	38,883	36,371
LPD segment revenue	29,208	30,870
Other segment revenue	4,825	8,124
Total revenue	$900,195	$836,549

Revenue by principal geographic area, based on customers’ domiciles, was as follows:

(in thousands)	For the Three Months Ended March 31,
	2023	2022
United States	$590,413	$525,906
Europe, the Middle East and Africa	176,008	173,808
Asia Pacific Region	78,360	83,861
Canada	35,962	35,232
Latin America & Caribbean	19,452	17,742
Total revenue	$900,195	$836,549

Costs to Obtain a Contract. We capitalize sales commissions, and the related fringe benefits earned by our sales force when considered incremental, and recoverable costs of obtaining a contract. Our contracts include performance obligations related to various goods and services, some of which are satisfied at a point in time and others over time. Commission costs related to performance obligations satisfied at a point in time are expensed at the time of sale, which is when revenue is recognized. Commission costs related to long-term service contracts and performance obligations satisfied over time, including extended warranties and SaaS subscriptions, are deferred and recognized on a systematic basis that is consistent with the transfer of the goods or services to which the asset relates. We apply judgment in estimating the amortization period, which ranges from 3 to 7 years, by taking into consideration our customer contract terms, history of renewals, and expected length of customer relationship, , as well as the useful life of the underlying technology and products. Amortization expense is included in sales and marketing expenses in the accompanying unaudited condensed consolidated statements of income. Deferred commission costs are periodically reviewed for impairment.

On December 31, 2022, our deferred commission costs, included within other assets, were $19.2 million, of which approximately $1.7 million of commission expense was recognized during the three months ended March 31, 2023. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $19.3 million as of March 31, 2023. Impairments of deferred commission costs during the three months ended March 31, 2023, were not material.

NOTE 4. ACQUISITIONS, ASSET PURCHASES AND INVESTMENTS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range, customer base, or existing product and service lines. From time to time we may acquire small reference laboratories or radiology practices that we account for as either asset purchases or business combinations.

Asset Purchases and Investments

During the first quarter of 2022 we made a $10.0 million payment for a perpetual intellectual property license, which will be amortized over 10 years. The related amortization expense is recorded in our CAG segment.

During the second quarter of 2022, we entered into two discrete arrangements to license intellectual property for which we paid $65.0 million over the course of the 2022, and accrued $15.0 million in subsequent payments, all of which was charged to research and development expense. The $15.0 million milestone payment was made in the first quarter of 2023. These two arrangements were treated as asset acquisitions under U.S. GAAP and resulted in the full amount being expensed to research and development expense as in-process research and development costs with no alternative future use. The acquisition of these licensing arrangements supports new instrument platform advancements.

During the second quarter of 2022 we purchased $25.0 million of preferred shares for a noncontrolling minority interest in one of the entities with which we have a license agreement. We elected to measure the investment as an equity security investment, under ASC 321, “Investment - Equity Securities,” and recorded the investment at cost.

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
NOTE 5. SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units, and employee stock purchase rights awarded during the three months ended March 31, 2023, totaled $57.3 million, as compared to $51.0 million for the three months ended March 31, 2022. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding as of March 31, 2023, was $106.6 million, which will be recognized over a weighted average period of approximately 1.9 years. During the three months ended March 31, 2023, we recognized expenses of $13.9 million, as compared to $11.2 million for the three months ended March 31, 2022, related to share-based compensation.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Three Months Ended March 31,
	2023	2022

Expected stock price volatility	32%	30%
Expected term, in years	6.7	6.4
Risk-free interest rate	3.7%	2.0%
Weighted average fair value of options granted	$201.71	$170.22

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

Accounts Receivable

The allowance for credit losses associated with accounts receivable was $9.1 million and $8.3 million as of March 31, 2023 and December 31, 2022, respectively. The amount of accounts receivable reflected on the balance sheet is net of this reserve. Based on an aging analysis, as of March 31, 2023, approximately 92% of our accounts receivable had not yet reached the invoice due date and approximately 8% was considered past due, of which less than 1% was greater than 60 days past due. As of December 31, 2022, approximately 86% of our accounts receivable had not yet reached the invoice due date and approximately 14% was considered past due, of which approximately 2% was greater than 60 days past due.

Contract assets and lease receivables

The allowance for credit losses associated with the contract assets and lease receivables was $5.8 million and $5.5 million as of March 31, 2023 and December 31, 2022, respectively. The assets reflected on the balance sheet are net of these reserves. Historically, we have experienced low credit loss rates on our customer commitment programs and lease receivables. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

NOTE 7. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The components of inventories were as follows:

(in thousands)	March 31, 2023	December 31, 2022

Raw materials	$101,952	$92,796
Work-in-process	31,791	28,041
Finished goods	257,268	246,986
Inventories	$391,011	$367,823

NOTE 8. LEASES

Maturities of operating lease liabilities were as follows:

(in thousands)	March 31, 2023

2023 (remainder of year)	$17,093
2024	22,735
2025	18,495
2026	15,733
2027	12,409
Thereafter	52,204
Total lease payments	138,669
Less imputed interest	(21,288)
Total	$117,381

Total minimum future lease payments for leases that have not commenced as of March 31, 2023, are approximately $0.6 million, and those leases will commence between 2023 and 2024.

Supplemental cash flow information for leases was as follows:

(in thousands)	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Cash paid for amounts included in the measurement of operating leases liabilities	$7,775	$6,186
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations	$2,282	$7,169

NOTE 9. OTHER CURRENT AND LONG-TERM ASSETS

Other current assets consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022

Customer acquisition costs	$50,882	$50,776
Contract assets, net (1)	46,644	41,854
Prepaid expenses	40,084	41,742
Taxes receivable	27,192	48,430
Foreign currency exchange contracts	4,314	5,185
Cross currency swap contracts	6,877	8,135
Deferred sales commissions	6,495	6,472
Other assets	18,555	17,895
Other current assets	$201,043	$220,489
(1) Contract assets, net, are net of allowances for credit loss. Refer to "Note 6. Credit Losses."

Other long-term assets consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022

Contract assets, net (1)	$152,209	$148,971
Customer acquisition costs	107,971	107,205
Deferred income taxes	57,136	55,215
Equity investments	30,250	30,250
Investment in long-term product supply arrangements	24,021	25,250
Deferred sales commissions	12,765	12,718
Taxes receivable	1,548	717
Other assets	35,250	37,403
Other long-term assets	$421,150	$417,729
(1) Contract assets, net, are net of allowances for credit loss. Refer to "Note 6. Credit Losses."
NOTE 10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022

Accrued expenses	$123,608	$149,446
Accrued employee compensation and related expenses	110,845	142,994
Accrued customer incentives and refund obligations	77,106	72,250
Accrued taxes	72,832	48,547
Current lease liabilities	19,204	20,425
Accrued liabilities	$403,595	$433,662

Other long-term liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022

Accrued taxes	$51,559	$49,142
Other accrued long-term expenses	19,305	18,445
Other long-term liabilities	$70,864	$67,587

NOTE 11. DEBT

Credit Facility

As of March 31, 2023, we had $431.5 million in outstanding borrowings under our Credit Facility, which consisted of $181.5 million drawn under our line of credit and a $250.0 million Term Loan, with a weighted average effective interest rate of 5.8%. As of December 31, 2022, we had $579.0 million in outstanding borrowings under our Credit Facility, which consisted of $329.0 million draw under our line of credit and a $250.0 million Term Loan, with a weighted average effective interest rate of 5.1%. As of March 31, 2023, we had a remaining borrowing availability of $817.0 million under our $1.25 billion Credit Facility. The funds available under the Credit Facility reflect a further reduction due to the issuance of letters of credit, which were issued in connection with our workers’ compensation policy, for $1.5 million.

The applicable interest rate for the Credit Facility is calculated at a per annum rate equal to either (at our option) (1) a prime rate plus a margin ranging from 0.0% to 0.375% based on our consolidated leverage ratio, (2) an adjusted term SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio, or (3) an adjusted daily simple SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio. In March 2023 we entered into an interest rate swap agreement to manage the economic effect of $250 million of variable interest borrowings under our Credit Facility. Refer to Note 19 for a discussion of our derivative instruments and hedging activity.

The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3.5-to-1. At March 31, 2023 and December 31, 2022, we were in compliance with the covenants of the Credit Facility.

Senior Notes

The following describes all of our currently outstanding unsecured senior notes issued and sold in private placements (collectively, the “Senior Notes”) as of March 31, 2023:

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

The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At March 31, 2023 and December 31, 2022, we were in compliance with the covenants of the Senior Note Agreements.

NOTE 12. REPURCHASES OF COMMON STOCK
We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three months ended March 31, 2023 and 2022 was not material.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrender:

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2023	2022

Shares repurchased in the open market	—	502
Shares acquired through employee surrender for statutory tax withholding	19	21
Total shares repurchased	19	523

Cost of shares repurchased in the open market	$—	$262,783
Cost of shares for employee surrenders	9,597	10,338
Total cost of shares	$9,597	$273,121

Average cost per share - open market repurchases	$—	$523.04
Average cost per share - employee surrenders	$503.65	$505.53
Average cost per share - total	$503.65	$522.36
NOTE 13. INCOME TAXES

Our effective income tax rate was 20.0% for the three months ended March 31, 2023, as compared to 19.7% for the three months ended March 31, 2022. The increase in our effective tax rate for the three months ended March 31, 2023, as compared to the same periods in the prior year, was primarily driven by a decrease in tax benefits related to share-based compensation.

The effective tax rate for the three months ended March 31, 2023 and 2022, differed from the U.S. federal statutory tax rate of 21% primarily due to tax benefits from share-based compensation.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, consisted of the following:

	For the Three Months Ended March 31, 2023
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized Gain (Loss) on Investments, Net of Tax	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2022	$(172)	$839	$—	$4,947	$7,057	$(2,776)	$(87,691)	$(77,796)
Other comprehensive income (loss) before reclassifications	6	(209)	(45)	(1,490)	(1,240)	—	4,258	1,280
Reclassified from accumulated other comprehensive income	—	(218)	—	—	—	119	—	(99)
Balance as of March 31, 2023	$(166)	$412	$(45)	$3,457	$5,817	$(2,657)	$(83,433)	$(76,615)

	For the Three Months Ended March 31, 2022
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax	Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized (Loss) Gain on Investments, Net of Tax	Foreign Currency Exchange Contracts	Euro-Denominated Notes	Cross Currency Swaps	Cumulative Translation Adjustment	Total

Balance as of December 31, 2021	$(126)	$4,979	$422	$3,240	$(61,999)	$(53,484)
Other comprehensive income (loss) before reclassifications	(17)	2,097	1,409	996	3,277	7,762
Reclassified from accumulated other comprehensive income	—	(1,626)	—	—	—	(1,626)
Balance as of March 31, 2022	$(143)	$5,450	$1,831	$4,236	$(58,722)	$(47,348)

The following table presents components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended March 31,
		2023	2022

Foreign currency exchange contracts	Cost of revenue	$335	$2,236
	Tax expense	117	610
	Gain, net of tax	$218	$1,626

Defined benefit plans	Cost of revenue and operating expenses	$(139)	$—
	Tax benefit	(20)	—
	Loss, net of tax	$(119)	$—

NOTE 15. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to our stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the total unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase our common stock at the average market price during the period. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed, and issuance is not contingent. Refer to Note 5 to the consolidated financial statements in our 2022 Annual Report for additional information regarding deferred stock units.

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Three Months Ended March 31,
	2023	2022

Shares outstanding for basic earnings per share	82,992	84,410

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	82,992	84,410
Dilutive effect of share-based payment awards	967	1,154
	83,959	85,564
Certain awards and options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Three Months Ended March 31,
	2023	2022

Weighted average number of shares underlying anti-dilutive awards	35	2
Weighted average number of shares underlying anti-dilutive options	345	212

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

Refer to “Note 8. Leases,” for more information regarding our lease commitments.

Contingencies

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could exceed our accruals. Except for the litigation matter described below, as of March 31, 2023, our accruals with respect to actual and threatened litigation were not material.

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

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases, those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and, based on our analysis of the nature of the risks involved, we believe that the fair value of potential indemnification under these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations as of March 31, 2023 and December 31, 2022.

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

The following is a summary of segment performance:

(in thousands)	For the Three Months Ended March 31,
	CAG	Water	LPD	Other	Consolidated Total
2023
Revenue	$827,279	$38,883	$29,208	$4,825	$900,195

Income from operations	$261,750	$16,971	$1,308	$370	$280,399
Interest expense, net					(12,711)
Income before provision for income taxes					267,688
Provision for income taxes					53,634
Net income attributable to IDEXX Laboratories, Inc. stockholders					$214,054

2022
Revenue	$761,184	$36,371	$30,870	$8,124	$836,549

Income from operations	$223,125	$16,654	$6,737	$1,828	$248,344
Interest expense, net					(6,853)
Income before provision for income taxes					241,491
Provision for income taxes					47,526
Net income attributable to IDEXX Laboratories, Inc. stockholders					$193,965

Refer to “Note 3. Revenue Recognition” for a summary of disaggregated revenue by reportable segment and by major product and service category for the three months ended March 31, 2023 and 2022.

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
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the three months ended March 31, 2023.

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

Our interest rate swap contracts are measured at fair value on a recurring basis in our accompanying unaudited condensed consolidated balance sheets. We measure the fair value of our interest rate swap contracts classified as derivative instruments using current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk.

The amounts outstanding under our unsecured revolving credit facility (“Credit Facility” or “line of credit”) and senior notes (“long-term debt”) are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $740.5 million and $771.7 million, respectively, as of March 31, 2023, and $725.6 million and $769.8 million, respectively, as of December 31, 2022.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2023

Assets
Equity mutual funds (1)	$292	$—	$—	$292
Cross currency swaps (2)	$—	$7,906	$—	$7,906
Foreign currency exchange contracts (2)	$—	$4,355	$—	$4,355
Liabilities
Cross currency swaps (2)	$—	$271	$—	$271
Foreign currency exchange contracts (2)	$—	$3,770	$—	$3,770
Interest rate swap (3)	$—	$59	$—	$59
Deferred compensation (4)	$292	$—	$—	$292
Contingent payments - acquisitions	$—	$—	$120	$120

(in thousands)
As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022

Assets
Equity mutual funds (1)	$385	$—	$—	$385
Cross currency swaps (2)	$—	$9,262	$—	$9,262
Foreign currency exchange contracts (2)	$—	$5,185	$—	$5,185
Liabilities
Foreign currency exchange contracts (2)	$—	$4,572	$—	$4,572
Deferred compensation (4)	$385	$—	$—	$385
Contingent payments - acquisitions	$—	$—	$120	$120

(1)Equity mutual funds relate to a deferred compensation plan that was assumed as part of a previous business combination. This amount is included within other long-term assets. Refer to footnote (4) below for a discussion of the related deferred compensation liability.
(2)Cross currency swaps and foreign currency exchange contracts are included within other current assets, other long-term assets, accrued liabilities, or other long-term liabilities depending on the gain (loss) position and anticipated settlement date.
(3)Interest rate swap is included within other long-term liabilities.
(4)A deferred compensation plan assumed as part of a previous business combination is included within accrued liabilities and other long-term liabilities. The fair value of our deferred compensation plan is indexed to the performance of the underlying equity mutual funds discussed in footnote (1) above.

The estimated fair values of certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate their respective carrying values due to their short maturity.

Contingent Consideration

We have classified our liabilities for contingent consideration related to acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which includes the achievements of future revenues. The contingent consideration is included within other short-term liabilities.

We record changes in the estimated fair value of contingent consideration in the unaudited condensed consolidated statements of income. Changes in contingent consideration liabilities are measured at fair value on a recurring basis using unobservable inputs (Level 3) and during the three months ended March 31, 2023, are as follows:

(in thousands)	Fair Value

Contingent consideration as of December 31, 2022	$120
Payment of contingent consideration	—
Contingent consideration as of March 31, 2023	$120
NOTE 19. HEDGING INSTRUMENTS

Disclosure within this note is presented to provide transparency about how and why we use derivative and non-derivative instruments (collectively “hedging instruments”), how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect our financial position, results of operations, and cash flows.

We are exposed to certain risks related to our ongoing business operations. The primary risk that we currently manage by using hedging instruments is foreign currency exchange risk. During the first quarter of 2023, we entered into an interest rate swap to manage the impact of interest rate fluctuations associated with $250.0 million of borrowings under our variable-rate Credit Facility. We have designated the interest rate swap as a cash flow hedge.

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

We recognize all hedging instruments on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Refer to “Note 14. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on our unaudited condensed consolidated statements of income for the three months ended March 31, 2023 and 2022.

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

Cash Flow Hedges

We have designated our foreign currency exchange contracts and our interest rate swap as cash flow hedges as these derivative instruments manage the exposure to variability in the cash flows of forecasted transactions attributable to foreign currency exchange and interest rates on variable interest obligations under the terms of our Credit Facility. Unless noted otherwise, we have also designated our derivative instruments as qualifying for hedge accounting treatment.

We did not de-designate any instruments from hedge accounting treatment during either the three months ended March 31, 2023 or 2022. As of March 31, 2023, the estimated amount of net gains, net of tax, from our foreign currency exchange contracts which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $0.6 million if exchange rates do not fluctuate from the levels as of March 31, 2023.

Foreign Currency Exchange Contracts: We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $248.7 million and $258.2 million as of March 31, 2023 and December 31, 2022, respectively.

The following table presents the effect of cash flow hedge accounting on our unaudited condensed consolidated statements of income and comprehensive income, and provides information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)		Three Months Ended March 31,
		2023	2022
Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$357,224	$337,796
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income		$335	$2,236

Interest Rate Swap: We entered into an interest rate swap agreement to manage the economic effect of variable interest obligations on amounts borrowed under the terms of the Credit Facility. Beginning on March 31, 2023, the variable interest rate associated with $250.0 million of borrowings outstanding under the Credit Facility became effectively fixed at 3.9% plus the applicable credit spread, through October 20, 2025. Due to the effective date of the interest rate swap being March 31, 2023, no amount was reclassified out of other comprehensive income to interest expense for the first quarter of 2023.

Net Investment Hedges, Euro-Denominated Notes

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded losses of $1.5 million, net of tax, within AOCI as a result of this net investment hedge for the three months ended March 31, 2023, and gains of $1.4 million for the three months ended March 31, 2022. The related cumulative unrealized gain recorded as of March 31, 2023, will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or all or a portion of the hedge no longer qualifies for hedge accounting treatment. Refer to Note 13 to the consolidated financial statements included in our 2022 Annual Report for further information regarding the issuance of these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

We have entered into several cross currency swap contracts as a hedge of our net investment in foreign operations to offset foreign currency translation gains and losses on the net investment. These cross currency swaps have maturity dates beginning on June 30, 2023, through March 31, 2028. At maturity of the cross currency swap contracts, we will deliver the notional amount of €90.0 million and will receive approximately $104.5 million from the counterparties on June 30, 2023; we will deliver the notional amount of €15 million and will receive approximately $17.5 million from the counterparties on June 18, 2025; and we will deliver the notional amount of €35 million and will receive $37.8 million from the counterparties on March 31, 2028. The changes in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. During the three months ended March 31, 2023, we recorded losses of $1.2 million, net of tax, within AOCI as a result of these net investment hedges, and gains of $1.0 million during the three months ended March 31, 2022. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $0.7 million related to the excluded component as a reduction of interest expense for the three months ended March 31, 2023, and $0.7 million for the three months ended March 31, 2022.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following derivative instruments, unless otherwise noted:

(in thousands)		Hedging Assets
		March 31, 2023	December 31, 2022
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$4,314	$5,185
Cross currency swaps	Other current assets	6,877	8,135
Foreign currency exchange contracts	Other long-term assets	41	—
Cross currency swaps	Other long-term assets	1,029	1,127
Total derivative instruments presented as hedging instruments on the balance sheet		12,261	14,447
Gross amounts subject to master netting arrangements not offset on the balance sheet		(1,890)	(3,210)
Net amount		$10,371	$11,237

(in thousands)		Hedging Liabilities
		March 31, 2023	December 31, 2022
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$3,525	$4,572
Cross currency swaps	Other long-term liabilities	271	—
Interest rate swap	Other long-term liabilities	59	—
Foreign currency exchange contracts	Other long-term liabilities	245	—
Total derivative instruments presented as hedging instruments on the balance sheet		4,100	4,572
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet (1)	Long-term debt	96,730	94,775
Total hedging instruments presented on the balance sheet		100,830	99,347
Gross amounts subject to master netting arrangements not offset on the balance sheet		(1,890)	(3,210)
Net amount		$98,940	$96,137
(1) Amounts represent reported carrying amounts of our foreign currency-denominated debt. Refer to “Note 18. Fair Value Measurements” for information regarding the fair value of our long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to, among other things, our expectations regarding future revenue growth rates; revenue recognition timing and amounts; business trends, earnings and other measures of financial performance; projected impact of foreign currency exchange rates and hedging activities; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; the working capital and liquidity outlook; interest expense; share-based compensation expense; the projected impact of new accounting standards; critical accounting estimates; deductibility of goodwill; and future commercial and operational efforts. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the adverse impact, and the duration, of macroeconomic events, conditions and uncertainties (such as geopolitical instability (including the current war in Ukraine), general economic uncertainty, inflationary pressures, and supply chain challenges) on our business, results of operations, liquidity, financial condition, and stock price, as well as the other matters described under the headings “Business,” “Risk Factors,” “Legal Proceedings,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosure About Market Risk” in our 2022 Annual Report and in the corresponding sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our other periodic reports filed with the SEC.

Any forward-looking statements represent our estimates only as of the day this Quarterly Report on Form 10-Q was filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public, and they are subject to the risk and uncertainties described or cross-referenced in this section. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

You should read the following discussion and analysis in conjunction with our 2022 Annual Report that includes additional information about us, our results of operations, our financial position, and our cash flows, and with our unaudited condensed consolidated financial statements and related notes included in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

Description of Business Segments. We operate primarily through three business segments: diagnostic and information management-based products and services for the companion animal veterinary industry, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”), and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve producer efficiency, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment combines and presents our human medical diagnostics products and services business (“OPTI Medical”) with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

CAG develops, designs, manufactures, and distributes products and software, and performs services for veterinarians and the biomedical analytics sector, primarily related to diagnostics and information management. Water develops, designs, manufactures, and distributes a range of products used in the detection of various microbiological parameters in water. LPD develops, designs, manufactures, and distributes diagnostic tests and related software and performs services that are used to manage the health status of livestock and poultry, to improve bovine reproductive efficiency, and to ensure the quality and safety of milk. OPTI Medical develops, designs, manufactures, and distributes point-of-care and laboratory diagnostics (including electrolyte and blood gas analyzers and related consumable products) for the human medical diagnostics sector. During the first quarter of 2023, we discontinued actively marketing our OPTI COVID-19 PCR testing products and services.

Currency and Other Items

Currency Impact. Refer to “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding the impact of foreign currency exchange rates.

Other Items. Refer to “Part I, Item 1. Business - Patents and Licenses” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report for additional information regarding trends in companion animal healthcare, distributor purchasing and inventories, economic conditions, and patent expiration.

Critical Accounting Estimates and Assumptions

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three months ended March 31, 2023, are consistent with those discussed in our 2022 Annual Report in the section under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Assumptions.”

Recent Accounting Pronouncements

For more information regarding the impact that recent accounting standards and amendments will have on our consolidated financial statements, refer to Note 2 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues,” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three months ended March 31, 2023, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

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

We also exclude from organic revenue growth the effect of certain business acquisitions and divestitures because the nature, size, and number of these transactions can vary dramatically from period to period, and because they either require or generate cash as an inherent consequence of the transaction, and therefore can also obscure underlying business and operating trends. We consider acquisitions to be a business when all three elements of inputs, process, and outputs are present, consistent with ASU 2017-01, “Business Combinations: (Topic 805) Clarifying the Definition of a Business.” In a business combination, if substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, we do not consider these assets to be a business. A typical acquisition that we do not consider a business is a customer list asset acquisition, which does not have all elements necessary to operate a business, such as employees or infrastructure. We believe the efforts required to convert and retain these acquired customers are similar in nature to our existing customer base and therefore are included in organic revenue growth. The percentage change in revenue resulting from acquisitions represents revenues during the current year period, limited to the initial 12 months from the date of the acquisition, that are directly attributable to business acquisitions.

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

Results of Operations

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

Total Company. The following table presents total Company revenue by operating segment:

	For the Three Months Ended March 31,
Net Revenue (dollars in thousands)	2023	2022	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$827,279	$761,184	$66,095	8.7%	(2.2%)	—	10.9%
United States	564,527	499,766	64,761	13.0%	—	—	13.0%
International	262,752	261,418	1,334	0.5%	(6.2%)	—	6.8%

Water	38,883	36,371	2,512	6.9%	(2.9%)	1.6%	8.2%
United States	19,920	17,831	2,089	11.7%	—	—	11.7%
International	18,963	18,540	423	2.3%	(5.5%)	3.2%	4.6%

LPD	29,208	30,870	(1,662)	(5.4%)	(3.8%)	—	(1.6%)
United States	4,543	3,860	683	17.7%	—	—	17.7%
International	24,665	27,010	(2,345)	(8.7%)	(4.2%)	—	(4.5%)

Other	4,825	8,124	(3,299)	(40.6%)	(0.1%)	—	(40.5%)

Total Company	$900,195	$836,549	$63,646	7.6%	(2.3%)	0.1%	9.8%
United States	590,413	525,906	64,507	12.3%	—	—	12.3%
International	309,782	310,643	(861)	(0.3%)	(5.9%)	0.2%	5.5%
(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in organic revenue reflects growth in CAG Diagnostics recurring revenue, including benefits from higher realized prices globally and increased volume in the U.S. Increases in our subscription-based veterinary software and diagnostic imaging services also contributed to higher revenue. The higher revenue in our Water business was primarily due to the benefit of price increases and our acquisition in the third quarter of 2022. The decline in our LPD business was primarily due to lower herd health screening volume. The decrease in Other revenue reflects lower sales of OPTI COVID-19 PCR testing products and services. The impact of currency movements decreased total revenue growth by 2.3%.

The following table presents total Company results of operations:

	For the Three Months Ended March 31,				Change
Total Company - Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$900,195		$836,549		$63,646	7.6%
Cost of revenue	357,224		337,796		19,428	5.8%
Gross profit	542,971	60.3%	498,753	59.6%	44,218	8.9%

Operating expenses:
Sales and marketing	147,804	16.4%	132,292	15.8%	15,512	11.7%
General and administrative	70,101	7.8%	77,949	9.3%	(7,848)	(10.1%)
Research and development	44,667	5.0%	40,168	4.8%	4,499	11.2%
Total operating expenses	262,572	29.2%	250,409	29.9%	12,163	4.9%
Income from operations	$280,399	31.1%	$248,344	29.7%	$32,055	12.9%

Gross Profit. Gross profit increased due to higher revenue and a 70 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to recurring revenue net price gains, improved software services gross margins, the benefit of our reference laboratory productivity initiatives, and product mix associated with lower CAG Diagnostics instrument revenue. These increases were partially offset by higher product, labor, and distribution costs, which reflect the effects of inflation, as well investments in productivity initiatives and to support future growth. The impact from foreign currency movements decreased the gross profit margin by approximately 50 basis points, including the impact of lower hedge gains in the current year as compared to the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs, including investments in our global commercial capability. General and administrative expense decreased primarily due to a $16 million customer contract resolution payment received during the first quarter, partially offset by higher personnel-related costs. Research and development expense increased primarily due to project costs and higher personnel-related costs. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth by approximately 2%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Three Months Ended March 31,
Net Revenue (dollars in thousands)	2023	2022	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$726,902	$664,810	$62,092	9.3%	(2.3%)	—	11.6%
IDEXX VetLab consumables	291,114	267,173	23,941	9.0%	(3.0%)	—	11.9%
Rapid assay products	82,032	74,519	7,513	10.1%	(1.4%)	—	11.5%
Reference laboratory diagnostic and consulting services	323,180	295,075	28,105	9.5%	(1.9%)	—	11.4%
CAG diagnostics services and accessories	30,576	28,043	2,533	9.0%	(3.1%)	—	12.1%
CAG Diagnostics capital - instruments	33,144	36,997	(3,853)	(10.4%)	(2.9%)	—	(7.5%)
Veterinary software, services and diagnostic imaging systems	67,233	59,377	7,856	13.2%	(0.8%)	—	14.0%
Net CAG revenue	$827,279	$761,184	$66,095	8.7%	(2.2%)	—	10.9%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher realized prices and strong demand in the U.S. for companion animal diagnostics across modalities. International volume growth was constrained by macroeconomic conditions. The impact of foreign currency movements decreased CAG Diagnostics recurring revenue growth by 2.3%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher price realization and, to a lesser extent, volume increases supported by the expansion of our installed base of instruments and our expanded menu of available tests in certain regions. The impact of currency movements decreased revenue growth by 3.0%.

The increase in rapid assay revenue resulted primarily from higher price realization and, to a lesser extent, higher clinic testing levels, primarily from SNAP 4Dx Plus.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to higher price realization and to higher testing volumes in our U.S. labs. Growth in other regions was primarily due to higher price realization, partially offset by lower volumes in international regions, reflecting challenging regional macroeconomic conditions. The impact of currency movements decreased revenue growth by 1.9%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the 11% growth in our active installed base of instruments.

CAG Diagnostics Capital – Instrument Revenue. The decrease in instrument revenue was primarily due to regional mix of instrument placements and program pricing effects. Overall instrument placements were higher than the prior year. The impact of currency movements decreased revenue growth by 2.9%

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in veterinary software and services revenue was primarily due to higher subscription and services revenue, supported by the expansion in our active installed base, and higher realized prices on service offerings. The increase in our diagnostic imaging systems revenue was primarily due to higher services revenue, supported by the expansion in our installed base.

The following table presents the CAG segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$827,279		$761,184		$66,095	8.7%
Cost of revenue	328,522		312,085		16,437	5.3%
Gross profit	498,757	60.3%	449,099	59.0%	49,658	11.1%

Operating expenses:
Sales and marketing	135,596	16.4%	121,660	16.0%	13,936	11.5%
General and administrative	61,251	7.4%	68,881	9.0%	(7,630)	(11.1%)
Research and development	40,160	4.9%	35,433	4.7%	4,727	13.3%
Total operating expenses	237,007	28.6%	225,974	29.7%	11,033	4.9%
Income from operations	$261,750	31.6%	$223,125	29.3%	$38,625	17.3%

Gross Profit. Gross profit increased primarily due to higher revenue, as well as a 130 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to recurring revenue net price gains, improved software services gross margins, the benefit of our reference laboratory productivity initiatives and supply savings, and product mix associated with lower CAG Diagnostics instrument revenue. These increases were partially offset by higher product, labor, and distribution costs, which reflect the effects of inflation, as well as investments in productivity initiatives and to support future growth. The impact from foreign currency movements decreased the gross profit margin by approximately 40 basis points and included the impact of lower hedge gains in the current year as compared to the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs, including investments in our global commercial capability. General and administrative expense decreased primarily due to a $16 million customer contract resolution payment received during the first quarter, partially offset by higher personnel-related costs. Research and development expense increased primarily due to higher project costs and personnel-related costs. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth by approximately 1%.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$38,883		$36,371		$2,512	6.9%
Cost of revenue	11,615		10,634		981	9.2%
Gross profit	27,268	70.1%	25,737	70.8%	1,531	5.9%

Operating expenses:
Sales and marketing	5,241	13.5%	4,598	12.6%	643	14.0%
General and administrative	3,901	10.0%	3,282	9.0%	619	18.9%
Research and development	1,155	3.0%	1,203	3.3%	(48)	(4.0%)
Total operating expenses	10,297	26.5%	9,083	25.0%	1,214	13.4%
Income from operations	$16,971	43.6%	$16,654	45.8%	$317	1.9%

Revenue. The increase in revenue was due to higher realized prices and, to a lesser extent, higher testing primarily in North America and Brazil. The impact of currency movements decreased revenue growth by 2.9%. The impact of the acquisition completed during the third quarter of 2022 increased revenue growth by 1.6%.

Gross Profit. Gross profit increased due to higher revenue. Excluding the impact of foreign currency movements, the increase in the gross profit margin was primarily due to higher realized prices, partially offset by higher product and freight costs. The impact from foreign currency movements, including the impact of lower hedge gains in the current year compared to the prior year, decreased the gross profit margin by approximately 100 basis points.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs. General and administrative expense increased primarily due to higher personnel-related and incremental costs associated with the acquisition that occurred in the third quarter of 2022. Research and development expense decreased primarily due to lower third-party costs. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth by approximately 2%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$29,208		$30,870		$(1,662)	(5.4%)
Cost of revenue	14,155		11,323		2,832	25.0%
Gross profit	15,053	51.5%	19,547	63.3%	(4,494)	(23.0%)

Operating expenses:
Sales and marketing	6,460	22.1%	5,568	18.0%	892	16.0%
General and administrative	4,201	14.4%	4,161	13.5%	40	1.0%
Research and development	3,084	10.6%	3,081	10.0%	3	0.1%
Total operating expenses	13,745	47.1%	12,810	41.5%	935	7.3%
Income from operations	$1,308	4.5%	$6,737	21.8%	$(5,429)	(80.6%)

Revenue. Revenue decreased primarily due to lower herd health screening volume related to pandemic closures in China, as well as lower volumes in our food safety product distribution business in Brazil. These decreases were partially offset by higher realized price gains and higher volumes in our ruminant and poultry testing. The unfavorable impact of foreign currency movements decreased revenue growth by 3.8%.

Gross Profit. The decrease in gross profit was primarily due to lower sales volumes and a 1,180 basis point decrease in the gross profit margin. The decrease in the gross profit margin is primarily due to higher product costs, sales mix, and, to a lesser extent, higher freight and distribution costs, partially offset by higher realized prices. The impact from foreign currency movements decreased the gross profit margin by approximately 290 basis points, including the impact of hedge losses in the current year compared to hedge gains in the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to increases in personnel-related and travel costs. General and administrative and research and development costs were relatively constant compared to the prior year. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth by approximately 2%.

Other

The following table presents the Other results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$4,825		$8,124		$(3,299)	(40.6%)
Cost of revenue	2,932		3,754		(822)	(21.9%)
Gross profit	1,893	39.2%	4,370	53.8%	(2,477)	(56.7%)

Operating expenses:
Sales and marketing	507	10.5%	466	5.7%	41	8.8%
General and administrative	748	15.5%	1,625	20.0%	(877)	(54.0%)
Research and development	268	5.6%	451	5.6%	(183)	(40.6%)
Total operating expenses	1,523	31.6%	2,542	31.3%	(1,019)	(40.1%)
Income from operations	$370	7.7%	$1,828	22.5%	$(1,458)	(79.8%)

Revenue. The decrease in revenue was primarily due to lower sales of OPTI COVID-19 PCR testing products and services in the U.S., partially offset by higher volumes of our OPTI Medical consumables internationally.

Gross Profit. Gross profit decreased due to lower sales volume and a 1,460 basis point decrease in the gross profit margin. The decrease in the gross profit margin was primarily due to sales mix with lower OPTI COVID-19 PCR testing volumes and higher product and freight costs. The overall change in foreign currency exchange rates had an immaterial impact on gross profit.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs. General and administrative expense decreased primarily due to lower foreign exchange losses on settlements of foreign currency denominated transactions, as compared to the prior year. Foreign exchange losses on settlements for all operating segments are reported within our Other segment. Research and development expense decreased primarily due to lower product development costs compared to investments in the development of infectious disease tests during the prior year.

Non-Operating Items

Interest Expense. Interest expense was $13.1 million for the three months ended March 31, 2023, as compared to $7.0 million for the same period in the prior year. The increase in interest expense was primarily the result of higher interest rates and, to a lesser extent, higher average debt levels.

Provision for Income Taxes. Our effective income tax rate was 20.0% for the three months ended March 31, 2023, compared to 19.7% for the three months ended March 31, 2022. The increase in our effective tax rate was primarily driven by a decrease in tax benefits from share-based compensation.

Liquidity and Capital Resources

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. We generate cash primarily through the payments made by customers for our companion animal veterinary, livestock, poultry, dairy, and water products and services, consulting services, and other various systems and services. Our cash disbursements are primarily related to compensation and benefits for our employees, inventory and supplies, taxes, research and development, capital expenditures, rents, occupancy-related charges, interest expense, and business acquisitions. As of March 31, 2023, we had $111.4 million of cash and cash equivalents, as compared to $112.5 million as of December 31, 2022. Working capital totaled $83.8 million as of March 31, 2023, as compared to negative $134.3 million as of December 31, 2022. The change in working capital is primarily due to lower borrowings under our Credit Facility. As of March 31, 2023, we had borrowing availability of $817.0 million under our $1.25 billion Credit Facility, with $431.5 million in outstanding borrowings under the Credit Facility. The general availability of funds under our Credit Facility is reduced by $1.5 million for outstanding letters of credit. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example to fund significant discretionary activities, we could elect to raise capital in the U.S. through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash, cash equivalents, and marketable securities are generally available without restrictions to fund ordinary business operations outside the U.S.
The following table presents cash, cash equivalents, and marketable securities held domestically and by our foreign subsidiaries:

Cash, cash equivalents and marketable securities (in thousands)	March 31, 2023	December 31, 2022

U.S.	$2,725	$16,112
Foreign	108,642	96,434
Total	$111,367	$112,546

Total cash, cash equivalents, and marketable securities held in U.S. dollars by our foreign subsidiaries	$6,860	$6,647
Of the $111.4 million of cash and cash equivalents held as of March 31, 2023, greater than 99% was held as bank deposits at a diversified group of institutions, primarily systemically important banks. Cash and cash equivalents as of March 31, 2023, included approximately USD $2.6 million of cash held in countries with currency control restrictions, which limit our ability to transfer funds outside of the country in which they are held. The currency control restricted cash is generally available for use within the country where it is held.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022

Days sales outstanding (1)	42.9	43.4	43.4	43.2	42.0
Inventory turns (2)	1.3	1.3	1.3	1.5	1.6
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

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Three Months Ended March 31,
(in thousands)	2023	2022	Dollar Change

Net cash provided by operating activities	$183,912	$114,706	$69,206
Net cash used by investing activities	(39,511)	(41,838)	2,327
Net cash used by financing activities	(146,081)	(13,480)	(132,601)
Net effect of changes in exchange rates on cash	501	776	(275)
Net change in cash and cash equivalents	$(1,179)	$60,164	$(61,343)

Operating Activities. The increase in cash provided by operating activities of $69.2 million was driven primarily by an increase in net income and changes in other assets and liabilities. The following table presents cash flow impacts from changes in operating assets and liabilities:

	For the Three Months Ended March 31,
(in thousands)	2023	2022	Dollar Change

Accounts receivable	$(44,133)	$(37,531)	$(6,602)
Inventories	(23,887)	(18,854)	(5,033)
Accounts payable	3,327	(4,016)	7,343
Deferred revenue	(609)	(937)	328
Other assets and liabilities	(5,307)	(52,904)	47,597
Total change in cash due to changes in operating assets and liabilities	$(70,609)	$(114,242)	$43,633

Cash used decreased due to changes in operating assets and liabilities during the three months ended March 31, 2023, as compared to the same period in the prior year, by approximately $43.6 million. The decrease of cash used for other assets and liabilities was primarily due to higher non-cash operating expenses recorded as accrued liabilities for personnel-related costs including lower annual employee incentive program payments in the current year, as compared to the same period in the prior year, partially offset by the $15 million milestone payment to license intellectual property made in the current year. The increase in cash used by accounts receivable was primarily due to year over year growth in revenues. The increase in cash provided by accounts payable was primarily due to timing of payments, as compared to the same period in the prior year.

We have historically experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

Investing Activities. Cash used by investing activities was $39.5 million for the three months ended March 31, 2023, as compared to $41.8 million for the same period in the prior year. The decrease in cash used by investing activities was primarily due to the acquisition of intangible assets in the prior year, partially offset by higher purchases of property equipment in the current year as we continue construction of our facility in Scarborough, Maine.

Our total capital expenditure plan for 2023 is estimated to be approximately $180.0 million, which includes capital investments to support growth in manufacturing and operations facilities, and in customer-facing software.

Financing Activities. Cash used by financing activities was $146.1 million for the three months ended March 31, 2023, as compared to $13.5 million of cash used for the same period in the prior year. The increase in cash used by financing activities was due to $147.5 million cash used for repayments under our Credit Facility in the current year, compared to borrowings of $326.5 million under our Credit Facility, partly offset by cash used to pay off our $75.0 million 2022 Series A Notes in the prior year. The increase in cash used by financing activities was partly offset by $266.3 million cash used to repurchase our common stock in the prior year.

During the three months ended March 31, 2023, we did not purchase any shares of our common stock in the open market. During the three months ended March 31, 2022, we purchased $266.3 million of shares of our common stock. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders, and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing and deployment activities, as well as share price and prevailing interest rates. Refer to Note 12 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Under our Credit Facility, the net borrowing activity during the three months ended March 31, 2023, as compared to the same period in the prior year, decreased $147.5 million. As of March 31, 2023, we had $431.5 million outstanding borrowings under the Credit Facility. The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness, and a change of control default.

The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test.

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

Effect of Currency Translation on Cash. The net effect of changes in foreign currency exchange rates is related to changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries. These changes will fluctuate for each period presented as the value of the U.S. dollar relative to the value of foreign currencies changes. A currency’s value depends on many factors, including interest rates and the issuing governments’ debt levels and strength of economy.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements or variable interest entities, except for letters of credit and third-party guarantees.

Financial Covenant. The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, non-recurring transaction expenses incurred in connection with acquisitions, share-based compensation expense, and certain other non-cash losses and charges (“Adjusted EBITDA”), as defined in the Senior Note Agreement and Credit Facility, not to exceed 3.5-to-1. As of March 31, 2023, we were in compliance with such covenant. The following details our consolidated leverage ratio calculation:

(in thousands)	Twelve Months Ended
Trailing 12 Months Adjusted EBITDA:	March 31, 2023

Net income attributable to stockholders (as reported)	$699,178
Interest expense	45,989
Provision for income taxes	186,991
Depreciation and amortization	113,720
Acquisition-related expense	585
Share-based compensation expense	52,527
Extraordinary and other non-recurring non-cash charges	—
Adjusted EBITDA	$1,098,990

(dollars in thousands)
Debt to Adjusted EBITDA Ratio:	March 31, 2023

Credit facility	$431,500
Current and long-term portions of long-term debt	771,348
Total debt	1,202,848
Acquisition-related contingent consideration payable	1,663
Financing leases	—
Deferred financing costs	382
Gross debt	$1,204,893
Gross debt to Adjusted EBITDA ratio	1.10

Less: Cash and cash equivalents	$111,367
Net debt	$1,093,526
Net debt to Adjusted EBITDA ratio	1.00

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies, and guarantees as of March 31, 2023, are described in Note 16 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, refer to the section under the heading “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2022 Annual Report. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the market risks described in our 2022 Annual Report, except for the impact of foreign exchange rates, as discussed below.

Foreign Currency Exchange Impacts. Approximately 21% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies for the three months ended March 31, 2023, as compared to 23% for the three months ended March 31, 2022. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated costs and expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. dollar denominated revenues.

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

The following table presents the estimated foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share for the current period and as compared to the respective prior-year period:

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022

Revenue impact	$(18,350)	$(15,064)

Operating profit impact, excluding hedge activity and exchange impacts on settlement of foreign currency denominated transactions	$(10,436)	$(7,939)
Hedge gains - current period	335	2,236
Exchange (losses) on settlements of foreign currency denominated transactions - current period	(82)	(775)
Operating profit impact - current period	$(10,183)	$(6,478)

Hedge (gains) losses - prior period	(2,236)	2,430
Exchange losses on settlement of foreign currency denominated transactions - prior period	775	70
Operating profit impact - as compared to prior period	$(11,644)	$(3,978)

Diluted earnings per share impact - as compared to prior period	$(0.11)	$(0.04)

At our current foreign currency exchange rate assumptions, we anticipate the effect of a weaker U.S. dollar for the remainder of the year, as compared to the respective prior-year period, will have a net unfavorable impact on our operating results for the remainder of the year ending December 31, 2023 by increasing our revenues by approximately $12 million, and decreasing our operating profit and diluted earnings per share by approximately $14 million and $0.13 per share, respectively. This unfavorable year-over-year currency impact includes foreign currency hedging activity, which is expected to decrease our total operating profit by approximately $20 million and $0.18 per share for the remainder of the year ended December 31, 2023. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimates assume that the value of the U.S. dollar will reflect the euro at $1.08, the British pound at $1.23, the Canadian dollar at $0.73, and the Australian dollar at $0.66; and the Japanese yen at ¥135, the Chinese renminbi at RMB 6.99, and the Brazilian real at R$5.14 relative to the U.S. dollar for the remainder of 2023.

Based on projected revenues and expenses for the remainder of 2023, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1% strengthening of the U.S. dollar would reduce revenue by approximately $9.0 million and operating income by approximately $2.5 million, net of hedge positions.

Interest Rate Impacts: We entered into an interest rate swap to manage the effect of variable interest obligations on amounts borrowed under the terms of the Credit Facility. Beginning on March 31, 2023, the variable interest rate associated with $250.0 million of borrowings outstanding under the Credit Facility became effectively fixed at 3.9% plus the applicable credit spread, through October 20, 2025. Borrowings outstanding under the Credit Facility at March 31, 2023 were $431.5 million. We have designated the interest rate swap as a cash flow hedge. For more information regarding our interest rate swap, refer to “Part I, Item 1. Financial Statements, Note 19. Hedge Instruments.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I. Item 1A. Risk Factors” in our 2022 Annual Report, which could materially affect our business, financial condition, or future results. There have been no material changes from the risk factors previously disclosed in the 2022 Annual Report. The risks described in our 2022 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

January 1 to January 31, 2023	—		$—	—	3,029,242
February 1 to February 28, 2023	19,055		$503.65	—	3,029,242
March 1 to March 31, 2023	—		$—	—	3,029,242
Total	19,055	(2)		—	3,029,242

(1)On August 13, 1999, our Board of Directors approved and announced the repurchase of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The authorization has been increased by the Board of Directors on numerous occasions; most recently, on February 12, 2020, the maximum level of shares that may be repurchased under the program was increased from 68 million to 73 million shares. There is no specified expiration date for this share repurchase program. There were no other repurchase programs outstanding during the three months ended March 31, 2023, and no share repurchase programs expired during the period. There were no share repurchases made during the three months ended March 31, 2023, in transactions made pursuant to our share repurchase program.

(2)During the three months ended March 31, 2023, we received 19,055 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

The total shares repurchased include shares surrendered for employee statutory tax withholding. Refer to Note 12 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial and related information from IDEXX Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: May 2, 2023	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)