Form 10-Q
period 2023-06-30
IDEXX LABORATORIES INC /DE
filed 2023-08-01
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 83,012,408 on July 27, 2023.

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
Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION
Item 1.  Financial Statements
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS
Current Assets:
Cash and cash equivalents	$132,838	$112,546
Accounts receivable, net	461,858	400,619
Inventories	395,141	367,823
Other current assets	189,188	220,489
Total current assets	1,179,025	1,101,477
Long-Term Assets:
Property and equipment, net	683,270	649,474
Operating lease right-of-use assets	114,148	118,618
Goodwill	364,206	361,795
Intangible assets, net	90,932	97,672
Other long-term assets	439,225	417,729
Total long-term assets	1,691,781	1,645,288
TOTAL ASSETS	$2,870,806	$2,746,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$107,664	$110,221
Accrued liabilities	399,425	433,662
Credit facility	264,000	579,000
Current portion of long-term debt	74,991	74,982
Current portion of deferred revenue	37,779	37,938
Total current liabilities	883,859	1,235,803
Long-Term Liabilities:
Deferred income tax liabilities	5,568	8,150
Long-term debt, net of current portion	696,844	694,387
Long-term deferred revenue, net of current portion	29,054	30,862
Long-term operating lease liabilities	97,337	101,239
Other long-term liabilities	64,283	67,587
Total long-term liabilities	893,086	902,225
Total liabilities	1,776,945	2,138,028

Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 107,378 shares in 2023 and 107,193 shares in 2022; Outstanding: 83,060 shares in 2023 and 82,894 shares in 2022	10,738	10,719
Additional paid-in capital	1,515,197	1,463,215
Deferred stock units: Outstanding: 59 units in 2023 and 58 units in 2022	5,515	5,182
Retained earnings	4,037,819	3,599,529
Accumulated other comprehensive loss	(73,665)	(77,796)
Treasury stock, at cost: 24,318 shares in 2023 and 24,299 shares in 2022	(4,401,743)	(4,392,112)
Total stockholders’ equity	1,093,861	608,737
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,870,806	$2,746,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenue:
Product revenue	$540,680	$492,518	$1,046,622	$970,895
Service revenue	402,950	368,028	797,203	726,200
Total revenue	943,630	860,546	1,843,825	1,697,095
Cost of Revenue:
Cost of product revenue	179,999	167,323	353,609	329,394
Cost of service revenue	190,781	179,191	374,395	354,916
Total cost of revenue	370,780	346,514	728,004	684,310
Gross profit	572,850	514,032	1,115,821	1,012,785
Expenses:
Sales and marketing	140,532	130,257	288,336	262,549
General and administrative	89,669	81,488	159,770	159,437
Research and development	46,505	123,221	91,172	163,389
Income from operations	296,144	179,066	576,543	427,410
Interest expense	(10,542)	(8,317)	(23,669)	(15,313)
Interest income	327	334	743	477
Income before provision for income taxes	285,929	171,083	553,617	412,574
Provision for income taxes	61,693	39,104	115,327	86,630
Net income attributable to IDEXX Laboratories, Inc. stockholders	$224,236	$131,979	$438,290	$325,944

Earnings per Share:
Basic	$2.70	$1.57	$5.28	$3.87
Diluted	$2.67	$1.56	$5.22	$3.82
Weighted Average Shares Outstanding:
Basic	83,086	83,922	83,039	84,164
Diluted	83,983	84,858	83,980	85,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$224,236	$131,979	$438,290	$325,944
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,752	(31,081)	6,010	(27,804)
Benefit plans, net of tax expense of $0 and $0 in 2023 and $(991) and $(991) in 2022	—	(5,056)	—	(5,056)
Reclassification adjustment for benefit plans included in net income, net of tax of $34 and $54 in 2023 and $51 and $51 in 2022	178	260	297	260
Unrealized gain (loss) on Euro-denominated notes, net of tax expense (benefit) of $(110) and $(575) in 2023 and $1,286 and $1,725 in 2022	(353)	4,124	(1,843)	5,533
Unrealized gain (loss) on investments, net of tax expense (benefit) of $0 and $2 in 2023 and $(7) and $(12) in 2022	1	(25)	7	(42)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on foreign currency exchange contracts, net of tax expense (benefit) of $46 and $20 in 2023 and $4,298 and 5,735 in 2022	(131)	11,343	(340)	13,440
Unrealized gain (loss) on cross currency swaps, net of tax expense (benefit) of $(553) and $(940) in 2023 and $1,335 and $1,646 in 2022	(1,776)	4,282	(3,016)	5,278
Unrealized gain (loss) on interest rate swap, net of tax expense (benefit) of $1,107 and $1,093 in 2023 and $0 and $0 in 2022	3,550	—	3,505	—
Reclassification adjustments for (gain) loss included in net income, net of tax (expense) benefit of $(127) and $(244) in 2023 and $(1,577) and $(2,187) in 2022	(271)	(4,204)	(489)	(5,830)
Unrealized gain (loss) on derivative instruments	1,372	11,421	(340)	12,888
Other comprehensive income, net of tax	2,950	(20,357)	4,131	(14,221)
Comprehensive income attributable to IDEXX Laboratories, Inc.	$227,186	$111,622	$442,421	$311,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2022	107,193	$10,719	$1,463,215	$5,182	$3,599,529	$(77,796)	$(4,392,112)	$608,737
Net income	—	—	—	—	214,054	—	—	214,054
Other comprehensive income, net	—	—	—	—	—	1,181	—	1,181
Repurchases of common stock, net	—	—	—	—	—	—	(9,554)	(9,554)
Common stock issued under stock plans, including excess tax benefit	128	13	12,765	(25)	—	—	—	12,753
Share-based compensation cost	—	—	13,923	7	—	—	—	13,930
Balance March 31, 2023	107,321	$10,732	$1,489,903	$5,164	$3,813,583	$(76,615)	$(4,401,666)	$841,101
Net income	—	—	—	—	224,236	—	—	224,236
Other comprehensive income, net	—	—	—	—	—	2,950	—	2,950
Repurchases of common stock, net	—	—	—	—	—	—	(77)	(77)
Common stock issued under stock plans, including excess tax benefit	57	6	10,283	—	—	—	—	10,289
Deferred stock units activity	—	—	(345)	345	—	—	—	—
Share-based compensation cost	—	—	15,356	6	—	—	—	15,362
Balance June 30, 2023	107,378	$10,738	$1,515,197	$5,515	$4,037,819	$(73,665)	$(4,401,743)	$1,093,861

Balance December 31, 2021	106,878	$10,688	$1,377,320	$5,719	$2,920,440	$(53,484)	$(3,570,691)	$689,992
Net income	—	—	—	—	193,965	—	—	193,965
Other comprehensive income, net	—	—	—	—	—	6,136	—	6,136
Repurchases of common stock, net	—	—	—	—	—	—	(273,058)	(273,058)
Common stock issued under stock plans, including excess tax benefit	125	12	11,583	(5)	—	—	—	11,590
Share-based compensation cost	—	—	11,122	51	—	—	—	11,173
Balance March 31, 2022	107,003	$10,700	$1,400,025	$5,765	$3,114,405	$(47,348)	$(3,843,749)	$639,798
Net income	—	—	—	—	131,979	—	—	131,979
Other comprehensive income, net	—	—	—	—	—	(20,357)	—	(20,357)
Repurchases of common stock, net	—	—	—	—	—	—	(313,508)	(313,508)
Common stock issued under stock plans, including excess tax benefit	72	7	7,779	(1,060)	—	—	—	6,726
Deferred stock units activity	—	—	(459)	459	—	—	—	—
Share-based compensation cost	—	—	12,364	6	—	—	—	12,370
Balance June 30, 2022	107,075	$10,707	$1,419,709	$5,170	$3,246,384	$(67,705)	$(4,157,257)	$457,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

Cash Flows from Operating Activities:
Net income	$438,290	$325,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,186	54,633
Impairment charges	—	2,346
Provision for credit losses	3,857	3,358
Deferred income taxes	(12,932)	(23,517)
Share-based compensation expense	29,292	23,543
Other	(157)	1,200
Changes in assets and liabilities:
Accounts receivable	(61,158)	(53,794)
Inventories	(38,906)	(49,349)
Other assets and liabilities	(24,236)	(94,729)
Accounts payable	(4,155)	(6,735)
Deferred revenue	(1,855)	(2,344)
Net cash provided by operating activities	384,226	180,556
Cash Flows from Investing Activities:
Purchases of property and equipment	(66,981)	(61,924)
Acquisition of intangible assets	—	(10,000)
Equity investment	—	(25,000)
Net cash used by investing activities	(66,981)	(96,924)
Cash Flows from Financing Activities:
(Repayments) borrowings under credit facility, net	(315,000)	537,500
Payment of senior debt	—	(75,000)
Proceeds from maturity of net investment hedges	6,256	—
Payments of acquisition-related contingent consideration and holdbacks	(1,780)	(2,816)
Repurchases of common stock, net	—	(573,060)
Proceeds from exercises of stock options and employee stock purchase plans	23,086	18,379
Shares withheld for statutory tax withholding payments on restricted stock	(9,676)	(10,390)
Net cash used by financing activities	(297,114)	(105,387)
Net effect of changes in exchange rates on cash	161	(8,337)
Net increase (decrease) in cash and cash equivalents	20,292	(30,092)
Cash and cash equivalents at beginning of period	112,546	144,454
Cash and cash equivalents at end of period	$132,838	$114,362

Supplemental Cash Flow Information:
Cash paid for income taxes	$97,127	$128,325
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$15,448	$10,340

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The condensed consolidated balance sheet data as of December 31, 2022, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and our Annual Report on Form 10-K for the year ended December 31, 2022, (the “2022 Annual Report”) filed with the SEC.

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

NOTE 2. ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2023, are consistent with those discussed in “Note 2. Summary of Significant Accounting Policies” to the consolidated financial statements in our 2022 Annual Report, and as updated below.

Accounts Payable - Supplier Financing Program

We have an agreement with a third party to provide a supplier finance program, which facilitates participating suppliers’ ability to finance payment obligations from us with a designated third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more of our payment obligations prior to their scheduled due dates at a discounted price. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The terms of payments are in-line with the terms of our trade payables. Activity related to the obligations is presented within operating activities on the unaudited consolidated statements of cash flows. The changes in our outstanding payment obligations under this arrangement, which are included in accounts payable on the unaudited condensed consolidated balance sheets, are as follows:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Payment obligations outstanding at the beginning of the period	$7,536	$5,364	$10,171	$4,775
Payment obligation additions during the period	12,343	18,264	25,374	31,605
Payment obligations settled during the period	(14,484)	(15,618)	(30,150)	(28,370)
Payment obligations outstanding at the end of the period	$5,395	$8,010	$5,395	$8,010

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

We adopted ASU 2021-08, “Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities,” as of January 1, 2023. ASU 2021-08 is intended to improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination by providing consistent recognition guidance. The adoption of ASU 2021-08 did not have a material impact on our unaudited condensed consolidated financial statements.
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

Lease Revenue. Revenues from instrument rental agreements and reagent rental programs are recognized either as operating leases on a ratable basis over the term of the agreement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental agreements in equal monthly amounts over the term of the rental agreement. Our reagent rental programs provide our customers the right to use our instruments upon entering into multi-year agreements to purchase annual minimum amounts of consumables. These types of agreements include an embedded lease for the right to use our instruments. For some agreements, the customers are provided with the right to purchase the instrument at the end of the lease term. Lease revenues from these agreements are presented in product revenue on our unaudited condensed consolidated income statement. Lease revenue was approximately $5.5 million and $10.0 million for the three and six months ended June 30, 2023, respectively, as compared to $4.9 million and $9.9 million for the three and six months ended June 30, 2022, respectively, including both operating leases and sales-type leases under ASC 842, Leases, for leases entered into after January 1, 2019, and ASC 840, “Leases,” for leases entered into prior to 2019. Refer to below for revenue recognition under our reagent rental programs.

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

On December 31, 2022, our deferred revenue related to extended warranties and post-contract support was $26.4 million, of which approximately $1.8 million and $16.9 million were recognized during the three and six months ended June 30, 2023, respectively. Furthermore, as a result of new agreements, our deferred revenue related to extended warranties and post-contract support was $25.9 million as of June 30, 2023. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $10.0 million as of June 30, 2023, of which approximately 24%, 37%, 21%, 9%, and 9% are expected to be recognized during the remainder of 2023, the full years 2024, 2025, 2026, and thereafter, respectively. Additionally, we have determined these agreements do not include a significant financing component.

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

On December 31, 2022, our capitalized customer acquisition costs were $158.0 million, of which approximately $13.0 million and $26.4 million were recognized as a reduction of revenue during the three and six months ended June 30, 2023, respectively. Furthermore, as a result of new up-front customer loyalty payments, net of subsequent recognition, our capitalized customer acquisition costs were $162.6 million as of June 30, 2023. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications during the three and six months ended June 30, 2023, were not material.

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

On December 31, 2022, our volume commitment contract assets were $190.8 million, of which approximately $10.9 million and $22.0 million were reclassified to accounts receivable when customers were billed for related products and services during the three and six months ended June 30, 2023, respectively. Furthermore, as a result of new placements under volume commitment programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our volume commitment contract assets were $207.9 million as of June 30, 2023. We monitor customer purchases over the term of their agreement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications during the three and six months ended June 30, 2023, were not material.

For our up-front customer loyalty and volume commitment programs, we estimate future revenues related to multi-year agreements to be approximately $3.0 billion, of which approximately 15%, 27%, 22%, 18%, and 18% are expected to be recognized during the remainder of 2023, the full years 2024, 2025, 2026, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to future purchases, net of the expected revenue reductions from customer acquisition costs and expected price adjustments, and, as a result, are lower than stated contractual commitments by our customers.

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

On December 31, 2022, our deferred revenue related to instrument rebate programs was $25.6 million, of which approximately $2.4 million and $5.0 million were recognized when customers purchased eligible products and services and earned rebates during the three and six months ended June 30, 2023, respectively. Furthermore, as a result of new instrument purchases under rebate programs, net of subsequent recognition, our deferred revenue was $23.7 million as of June 30, 2023, of which approximately 19%, 29%, 22%, 15%, and 15% are expected to be recognized during the remainder of 2023, the full years 2024, 2025, 2026, and thereafter, respectively.

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

Sales-type Reagent Rental Programs. Our reagent rental programs that effectively transfer control of instruments to our customers are classified as sales-type leases, and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is transferred to accounts receivable when customers are billed for future products and services over the term of the contract. On December 31, 2022, our lease receivable assets were $18.4 million, of which approximately $1.1 million and $2.2 million were reclassified to accounts receivable when customers were billed for related products and services during the three and six months ended June 30, 2023, respectively. Furthermore, as a result of new placements under sales-type reagent rental programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $19.7 million as of June 30, 2023. The impacts of discounting and unearned income as of June 30, 2023 were not material. Profit and loss recognized at the commencement date and interest income during the three and six months ended June 30, 2023, were not material. We monitor customer purchases over the term of their agreement to assess the realizability of our lease receivable assets. Impairments during the three and six months ended June 30, 2023 were not material.

Operating-type Reagent Rental Programs. Our reagent rental programs that do not effectively transfer control of instruments to our customers are classified as operating leases, and we recognize instrument revenue and costs ratably over the term of the agreement. The cost of the instrument is capitalized within property and equipment. During the three and six months ended June 30, 2023, we transferred instruments of $4.8 million and $8.6 million, respectively, as compared to $4.6 million and $7.6 million for the three and six months ended June 30, 2022, respectively, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental programs of approximately $47.8 million, of which approximately 13%, 25%, 21%, 16%, and 25% are expected to be recognized during the remainder of 2023, the full years 2024, 2025, 2026, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of any expected price adjustments, and, as a result, may be lower than stated contractual commitments by our customers.

Other Customer Incentive Programs. Certain agreements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified purchase threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method for incentives that are offered to individual customers and the expected-value method for programs that are offered to a broad group of customers. Revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustment to revenue arising from contract modifications, during the three and six months ended June 30, 2023, were not material. Refund obligations related to customer incentive programs are recorded in accrued liabilities for the actual issuance of incentives, incentives earned but not yet issued, and estimates of incentives to be earned in the future.

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

Accounts Receivable. We recognize revenue when it is probable that we will collect substantially all of the consideration to which we will be entitled, based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers that purchase our products and services, and we have no significant customers that accounted for greater than 10% of our consolidated revenues during the three and six months ended June 30, 2023.

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

The following table presents disaggregated revenue by major product and service categories:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
CAG segment revenue:
CAG Diagnostics recurring revenue:	$762,476	$685,413	$1,489,378	$1,350,223
IDEXX VetLab consumables	303,735	266,079	594,849	533,252
Rapid assay products	97,340	87,481	179,372	162,000
Reference laboratory diagnostic and consulting services	330,106	304,130	653,286	599,205
CAG Diagnostics services and accessories	31,295	27,723	61,871	55,766
CAG Diagnostics capital - instruments	34,054	36,227	67,198	73,224
Veterinary software, services and diagnostic imaging systems	70,122	62,447	137,355	121,824
CAG segment revenue	866,652	784,087	1,693,931	1,545,271

Water segment revenue	43,029	39,195	81,912	75,566
LPD segment revenue	29,911	29,889	59,119	60,759
Other segment revenue	4,038	7,375	8,863	15,499
Total revenue	$943,630	$860,546	$1,843,825	$1,697,095

Revenue by principal geographic area, based on customers’ domiciles, was as follows:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
United States	$621,607	$559,825	$1,212,020	$1,085,731
Europe, the Middle East and Africa	178,666	161,993	354,674	335,801
Asia Pacific Region	80,906	80,100	159,266	163,961
Canada	41,635	39,533	77,597	74,765
Latin America & Caribbean	20,816	19,095	40,268	36,837
Total revenue	$943,630	$860,546	$1,843,825	$1,697,095

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

On December 31, 2022, our deferred commission costs, included within other assets, were $19.2 million, of which approximately $1.7 million and $3.4 million of commission expense was recognized during the three and six months ended, respectively. June 30, 2023. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $19.5 million as of June 30, 2023. Impairments of deferred commission costs during the three and six months ended June 30, 2023, were not material.

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
NOTE 5. SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units, and employee stock purchase rights awarded during the three and six months ended June 30, 2023, totaled $3.3 million and $60.6 million, respectively, as compared to $4.4 million and $55.4 million for the three and six months ended June 30, 2022, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding as of June 30, 2023, was $94.3 million, which will be recognized over a weighted average period of approximately 1.7 years. During the three and six months ended June 30, 2023, we recognized expenses of $15.4 million and $29.3 million, respectively, as compared to $12.3 million and $23.5 million for the three and six months ended June 30, 2022, respectively, related to share-based compensation.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Six Months Ended June 30,
	2023	2022

Expected stock price volatility	32%	30%
Expected term, in years	6.7	6.4
Risk-free interest rate	3.7%	2.0%
Weighted average fair value of options granted	$201.37	$167.25
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

Accounts Receivable

The allowance for credit losses associated with accounts receivable was $9.8 million and $8.3 million as of June 30, 2023 and December 31, 2022, respectively. The amount of accounts receivable reflected on the balance sheet is net of this reserve. Based on an aging analysis, as of June 30, 2023, approximately 89% of our accounts receivable had not yet reached the invoice due date, and approximately 11% was considered past due, of which less than 1% was greater than 60 days past due. As of December 31, 2022, approximately 86% of our accounts receivable had not yet reached the invoice due date, and approximately 14% was considered past due, of which approximately 2% was greater than 60 days past due.

Contract assets and lease receivables

The allowance for credit losses associated with the contract assets and lease receivables was $6.0 million and $5.5 million as of June 30, 2023 and December 31, 2022, respectively. The assets reflected on the balance sheet are net of these reserves. Historically, we have experienced low credit loss rates on our customer commitment programs and lease receivables. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

NOTE 7. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The components of inventories were as follows:

(in thousands)	June 30, 2023	December 31, 2022

Raw materials	$107,311	$92,796
Work-in-process	29,528	28,041
Finished goods	258,302	246,986
Inventories	$395,141	$367,823

NOTE 8. LEASES

Maturities of operating lease liabilities were as follows:

(in thousands)	June 30, 2023

2023 (remainder of year)	$11,160
2024	24,102
2025	20,170
2026	17,321
2027	13,134
Thereafter	52,713
Total lease payments	138,600
Less imputed interest	(21,570)
Total	$117,030

Total minimum future lease payments for a lease that has not commenced as of June 30, 2023, is approximately $0.2 million, and this lease will commence in 2024.

Supplemental cash flow information for leases was as follows:

(in thousands)	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Cash paid for amounts included in the measurement of operating leases liabilities	$14,136	$12,110
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations	$7,717	$23,019

NOTE 9. OTHER CURRENT AND LONG-TERM ASSETS

Other current assets consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022

Customer acquisition costs	$52,457	$50,776
Contract assets, net (1)	50,124	41,854
Prepaid expenses	38,918	41,742
Taxes receivable	20,305	48,430
Deferred sales commissions	6,583	6,472
Foreign currency exchange contracts	3,918	5,185
Cross currency swap contracts	—	8,135
Other assets	16,883	17,895
Other current assets	$189,188	$220,489
(1) Contract assets, net, are net of allowances for credit loss. Refer to "Note 6. Credit Losses."

Other long-term assets consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022

Contract assets, net (1)	$157,821	$148,971
Customer acquisition costs	110,131	107,205
Deferred income taxes	65,337	55,215
Equity investments	30,250	30,250
Investment in long-term product supply arrangements	25,141	25,250
Deferred sales commissions	12,901	12,718
Taxes receivable	1,548	717
Other assets	36,096	37,403
Other long-term assets	$439,225	$417,729
(1) Contract assets, net, are net of allowances for credit loss. Refer to "Note 6. Credit Losses."
NOTE 10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022

Accrued employee compensation and related expenses	$125,600	$142,994
Accrued expenses	115,682	149,446
Accrued customer incentives and refund obligations	82,041	72,250
Accrued taxes	56,409	48,547
Current lease liabilities	19,693	20,425
Accrued liabilities	$399,425	$433,662

Other long-term liabilities consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022

Accrued taxes	$42,702	$49,142
Other accrued long-term expenses	21,581	18,445
Other long-term liabilities	$64,283	$67,587

NOTE 11. DEBT

Credit Facility

As of June 30, 2023, we had $264.0 million in outstanding borrowings under our Credit Facility, which consisted of $14.0 million drawn under our line of credit and a $250.0 million Term Loan, with a weighted average effective interest rate of 6.3%, excluding any impact of our interest rate swap. As of December 31, 2022, we had $579.0 million in outstanding borrowings under our Credit Facility, which consisted of $329.0 million drawn under our line of credit and a $250.0 million Term Loan, with a weighted average effective interest rate of 5.1%. As of June 30, 2023, we had a remaining borrowing availability of $984.5 million under our $1.25 billion Credit Facility. The funds available under the Credit Facility reflect a further reduction due to the issuance of letters of credit, which were issued primarily in connection with our workers’ compensation policy, for $1.5 million.

The applicable interest rate for the Credit Facility is calculated at a per annum rate equal to either (at our option) (1) a prime rate plus a margin ranging from 0.0% to 0.375% based on our consolidated leverage ratio, (2) an adjusted term SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio, or (3) an adjusted daily simple SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio. In March 2023 we entered into an interest rate swap contract to manage the economic effect of $250 million of variable interest borrowings under our Credit Facility. Refer to Note 19 for a discussion of our derivative instruments and hedging activity.

The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3.5-to-1. At June 30, 2023 and December 31, 2022, we were in compliance with the covenants of the Credit Facility.

Senior Notes

The following describes all of our currently outstanding unsecured senior notes issued and sold in private placements (collectively, the “Senior Notes”) as of June 30, 2023:

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

The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At June 30, 2023 and December 31, 2022, we were in compliance with the covenants of the Senior Note Agreements.

NOTE 12. REPURCHASES OF COMMON STOCK
We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three and six months ended June 30, 2023 and 2022 was not material.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrender:

(in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Shares repurchased in the open market	—	809	—	1,311
Shares acquired through employee surrender for statutory tax withholding	—	—	19	21
Total shares repurchased	—	809	19	1,332

Cost of shares repurchased in the open market	$—	$313,455	$—	$576,238
Cost of shares for employee surrenders	79	52	9,676	10,390
Total cost of shares	$79	$313,507	$9,676	$586,628

Average cost per share - open market repurchases	$—	$387.78	$—	$439.63
Average cost per share - employee surrenders	$469.84	$369.63	$503.35	$504.60
Average cost per share - total	$469.84	$387.78	$503.35	$440.63
NOTE 13. INCOME TAXES

Our effective income tax rate was 21.6% for the three months ended June 30, 2023, as compared to 22.9% for the three months ended June 30, 2022, and 20.8% for the six months ended June 30, 2023, as compared to 21.0% for the six months ended June 30, 2022. The decrease in our effective tax rate for the three and six months ended June 30, 2023, as compared to the same period in the prior year, was primarily driven by geographical income mix, partially offset by a decrease in the tax rate benefits related to share-based compensation.

The effective tax rate for the three and six months ended June 30, 2023, differed from the U.S. federal statutory tax rate of 21% primarily due to U.S. state income taxes, net of federal benefit, partially offset by taxes benefits from share-based compensation.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, consisted of the following:

	For the Six Months Ended June 30, 2023
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized Gain (Loss) on Investments, Net of Tax	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2022	$(172)	$839	$—	$4,947	$7,057	$(2,776)	$(87,691)	$(77,796)
Other comprehensive income (loss) before reclassifications	7	(340)	3,505	(1,843)	(3,016)	—	6,010	4,323
Reclassified from accumulated other comprehensive income	—	(273)	(216)	—	—	297	—	(192)
Balance as of June 30, 2023	$(165)	$226	$3,289	$3,104	$4,041	$(2,479)	$(81,681)	$(73,665)

	For the Six Months Ended June 30, 2022
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax	Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized (Loss) on Investments, Net of Tax	Foreign Currency Exchange Contracts	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2021	$(126)	$4,979	$422	$3,240	$—	$(61,999)	$(53,484)
Other comprehensive income (loss) before reclassifications	(42)	13,440	5,533	5,278	(5,056)	(27,804)	(8,651)
Reclassified from accumulated other comprehensive income	—	(5,830)	—	—	260	—	(5,570)
Balance as of June 30, 2022	$(168)	$12,589	$5,955	$8,518	$(4,796)	$(89,803)	$(67,705)

The following table presents components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended June 30,		Amounts Reclassified from AOCI For the Six Months Ended June 30,
		2023	2022	2023	2022

Foreign currency exchange contracts	Cost of revenue	$115	$5,781	$450	$8,017
	Tax expense	60	1,577	177	2,187
	Gain, net of tax	$55	$4,204	$273	$5,830

Interest rate swap contracts	Interest expense	$283	$—	$283	$—
	Tax expense	67	—	67	—
	Gain, net of tax	$216	$—	$216	$—

Defined benefit plans	Cost of revenue and operating expenses	$(212)	$(311)	$(351)	$(311)
	Tax benefit	(34)	(51)	(54)	(51)
	Loss, net of tax	$(178)	$(260)	$(297)	$(260)

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

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Shares outstanding for basic earnings per share	83,086	83,922	83,039	84,164

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	83,086	83,922	83,039	84,164
Dilutive effect of share-based payment awards	897	936	941	1,058
	83,983	84,858	83,980	85,222

Certain awards and options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Weighted average number of shares underlying anti-dilutive awards	1	79	1	40
Weighted average number of shares underlying anti-dilutive options	397	284	371	248

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

Refer to “Note 8. Leases,” for more information regarding our lease commitments.

Contingencies

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could exceed our accruals. Except for the litigation matter described below, as of June 30, 2023, our accruals with respect to actual and threatened litigation were not material.

We are a defendant in an ongoing litigation matter involving an alleged breach of contract for underpayment of royalty payments made from 2004 through 2017 under an expired patent license agreement. The plaintiff has asserted a claim of approximately $50 million, inclusive of interest through June 30, 2020, alleging that the incorrect royalty provision was applied to certain licensed products and services throughout the agreement term and that royalties were also due on non-licensed diagnostic services that were provided concurrently with licensed services. The trial court previously ruled in favor of the plaintiff in this matter. The appellate court reversed the trial court’s decision, and the plaintiff has petitioned the state supreme court for review. While we believe the claim is without merit and continue to vigorously defend ourselves against the plaintiff’s allegations, litigation is inherently unpredictable, and there can be no assurance that we will prevail in this matter. During the third quarter of 2020, we established an accrual of $27.5 million related to this ongoing matter, which represents the amount of the contingent loss that we have determined to be probable and estimable. We have not made any adjustments to this accrual since it was established. The actual cost of resolving this matter may be higher or lower than the amount we have accrued.

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

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases, those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and, based on our analysis of the nature of the risks involved, we believe that the fair value of potential indemnification under these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations as of June 30, 2023 and December 31, 2022.

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

The following is a summary of segment performance:

(in thousands)	For the Three Months Ended June 30,
	CAG	Water	LPD	Other	Consolidated Total
2023
Revenue	$866,652	$43,029	$29,911	$4,038	$943,630

Income from operations	$275,509	$19,820	$1,951	$(1,136)	$296,144
Interest expense, net					(10,215)
Income before provision for income taxes					285,929
Provision for income taxes					61,693
Net income attributable to IDEXX Laboratories, Inc. stockholders					$224,236

2022
Revenue	$784,087	$39,195	$29,889	$7,375	$860,546

Income from operations	$156,526	$17,920	$3,230	$1,390	$179,066
Interest expense, net					(7,983)
Income before provision for income taxes					171,083
Provision for income taxes					39,104
Net income attributable to IDEXX Laboratories, Inc. stockholders					$131,979

(in thousands)	For the Six Months Ended June 30,
	CAG	Water	LPD	Other	Consolidated Total
2023
Revenue	$1,693,931	$81,912	$59,119	$8,863	$1,843,825

Income from operations	$537,259	$36,791	$3,259	$(766)	$576,543
Interest expense, net					(22,926)
Income before provision for income taxes					553,617
Provision for income taxes					115,327
Net income attributable to IDEXX Laboratories, Inc. stockholders					$438,290

2022
Revenue	$1,545,271	$75,566	$60,759	$15,499	$1,697,095

Income from operations	$379,651	$34,574	$9,967	$3,218	$427,410
Interest expense, net					(14,836)
Income before provision for income taxes					412,574
Provision for income taxes					86,630
Net income attributable to IDEXX Laboratories, Inc. stockholders					$325,944

Refer to “Note 3. Revenue Recognition” for a summary of disaggregated revenue by reportable segment and by major product and service category for the three and six months ended June 30, 2023 and 2022.

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
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the three and six months ended June 30, 2023.

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

The amounts outstanding under our unsecured credit facility (“Credit Facility”) and senior notes (“long-term debt”) are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $730.1 million and $772.2 million, respectively, as of June 30, 2023, and $725.6 million and $769.8 million, respectively, as of December 31, 2022.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2023

Assets
Equity mutual funds (1)	$233	$—	$—	$233
Cross currency swaps (2)	$—	$851	$—	$851
Foreign currency exchange contracts (2)	$—	$4,316	$—	$4,316
Interest rate swap (3)	$—	$4,315	$—	$4,315
Liabilities
Cross currency swaps (2)	$—	$1,802	$—	$1,802
Foreign currency exchange contracts (2)	$—	$4,164	$—	$4,164
Deferred compensation (4)	$233	$—	$—	$233
Contingent payments - acquisitions	$—	$—	$120	$120

(in thousands)
As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022

Assets
Equity mutual funds (1)	$385	$—	$—	$385
Cross currency swaps (2)	$—	$9,262	$—	$9,262
Foreign currency exchange contracts (2)	$—	$5,185	$—	$5,185
Liabilities
Foreign currency exchange contracts (2)	$—	$4,572	$—	$4,572
Deferred compensation (4)	$385	$—	$—	$385
Contingent payments - acquisitions	$—	$—	$120	$120

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

We record changes in the estimated fair value of contingent consideration in the unaudited condensed consolidated statements of income. Changes in contingent consideration liabilities are measured at fair value on a recurring basis using unobservable inputs (Level 3) and during the three and six months ended June 30, 2023, are as follows:

(in thousands)	Fair Value

Contingent consideration as of December 31, 2022	$120
Payment of contingent consideration	—
Contingent consideration as of June 30, 2023	$120
NOTE 19. HEDGING INSTRUMENTS

Disclosure within this note is presented to provide transparency about how and why we use derivative and non-derivative instruments (collectively “hedging instruments”), how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect our financial position, results of operations, and cash flows.

We are exposed to certain risks related to our ongoing business operations. We utilize hedging instrument to manage a portion our foreign currency exchange risk and interest rate risk. During the first quarter of 2023, we entered into an interest rate swap to manage the impact of interest rate fluctuations associated with $250.0 million of borrowings under our variable-rate Credit Facility. We have designated the interest rate swap as a cash flow hedge.

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

We recognize all hedging instrument assets and liabilities at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment are recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Refer to “Note 14. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on our unaudited condensed consolidated statements of income for the three and six months ended June 30, 2023 and 2022.

We enter into master netting arrangements with the counterparties to our derivative transactions, which permit certain outstanding receivables and payables to be offset in the event of default. Our derivative contracts do not require either party to post cash collateral. We elect to present our derivative assets and liabilities in the unaudited condensed consolidated balance sheets on a gross basis. All cash flows related to our foreign currency exchange contracts are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged.

Cash Flow Hedges

We have designated our foreign currency exchange contracts and our interest rate swap as cash flow hedges as these derivative instruments manage our exposure to variability in the cash flows of forecasted transactions attributable to foreign currency exchange and interest rates on variable interest obligations under the terms of our Credit Facility. Unless noted otherwise, we have also designated our derivative instruments as qualifying for hedge accounting treatment.

We did not de-designate any instruments from hedge accounting treatment during either the three and six months ended June 30, 2023 or 2022. As of June 30, 2023, the estimated amount of net gains, net of tax, from our foreign currency exchange contracts which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $0.6 million if exchange rates do not fluctuate from the levels as of June 30, 2023.

Foreign Currency Exchange Contracts: We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $247.9 million and $258.2 million as of June 30, 2023 and December 31, 2022, respectively.

Interest Rate Swap: We entered into an interest rate swap contract to manage the economic effect of variable interest obligations on amounts borrowed under the terms of the Credit Facility. Beginning on March 31, 2023, the variable interest rate associated with $250.0 million of borrowings outstanding under the Credit Facility became effectively fixed at 3.9% plus the applicable credit spread, through October 20, 2025.

The following table presents the effect of cash flow hedge accounting on our unaudited condensed consolidated statements of income and comprehensive income, and provides information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$370,780	$346,514	$728,004	$684,310
Foreign exchange contracts
Amount of gain reclassified from accumulated other comprehensive income into net income		$115	$5,781	$450	$8,017

Financial statement line items in which effects of cash flow hedges are recorded	Interest expense	$(10,542)	$(8,317)	$(23,669)	$(15,313)
Interest rate swap contract
Amount of gain reclassified from accumulated other comprehensive income into net income		$283	$—	$283	$—

Net Investment Hedges, Euro-Denominated Notes

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded losses of $0.4 million and $1.8 million, net of tax, within AOCI as a result of this net investment hedge for the three and six months ended June 30, 2023, respectively, and gains of $4.1 million and $5.5 million for the three and six months ended June 30, 2022, respectively. The related cumulative unrealized gain recorded as of June 30, 2023, will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated or all or a portion of the hedge no longer qualifies for hedge accounting treatment. Refer to Note 13 to the consolidated financial statements included in our 2022 Annual Report for further information regarding the issuance of these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

We have entered into several cross currency swap contracts as a hedge of our net investment in foreign operations to offset foreign currency translation gains and losses on the net investment. These cross currency swaps have maturity dates beginning on June 30, 2025, through June 30, 2028. At maturity of the cross currency swap contracts we will deliver the notional amount of €15 million and will receive approximately $17.5 million from the counterparties on June 18, 2025; we will deliver the notional amount of €35 million and will receive $37.8 million from the counterparties on March 31, 2028; and we will deliver the notional amount of €90 million and will receive $98.2 million from the counterparties on June 30, 2028. The changes in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. During the three and six months ended June 30, 2023, we recorded losses of $1.8 million and $3.0 million, net of tax, respectively, within AOCI as a result of these net investment hedges, and gains of $4.3 million and gains of $5.3 million during the three and six months ended June 30, 2022, respectively. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $0.8 million and $1.5 million related to the excluded component as a reduction of interest expense for the three and six months ended June 30, 2023, respectively, and $0.7 million and $1.4 million and for the three and six months ended June 30, 2022, respectively.

During the second quarter of 2023, the notional amount of €90.0 million in cross currency swaps matured, resulting in a net cash receipt of $6.3 million. The receipt of cash is reflected within financing activities on the Condensed Consolidated Statements of Cash Flows.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following derivative instruments, unless otherwise noted:

(in thousands)		Hedging Assets
		June 30, 2023	December 31, 2022
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$3,918	$5,185
Cross currency swaps	Other current assets	—	8,135
Interest rate swap contract	Other long-term assets	4,315	—
Foreign currency exchange contracts	Other long-term assets	398	—
Cross currency swaps	Other long-term assets	851	1,127
Total derivative instruments presented as hedging instruments on the balance sheet		9,482	14,447
Gross amounts subject to master netting arrangements not offset on the balance sheet		(1,804)	(3,210)
Net amount		$7,678	$11,237

(in thousands)		Hedging Liabilities
		June 30, 2023	December 31, 2022
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$3,292	$4,572
Cross currency swaps	Other long-term liabilities	1,802	—
Foreign currency exchange contracts	Other long-term liabilities	872	—
Total derivative instruments presented as hedging instruments on the balance sheet		5,966	4,572
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet (1)	Long-term debt	97,193	94,775
Total hedging instruments presented on the balance sheet		103,159	99,347
Gross amounts subject to master netting arrangements not offset on the balance sheet		(1,804)	(3,210)
Net amount		$101,355	$96,137
(1) Amounts represent reported carrying amounts of our foreign currency-denominated debt. Refer to “Note 18. Fair Value Measurements” for information regarding the fair value of our long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to, among other things, our expectations regarding revenue recognition timing and amounts; business trends, earnings and other measures of financial performance; projected impact of foreign currency exchange rates and hedging activities; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; the working capital and liquidity outlook; critical accounting estimates; deductibility of goodwill; and future commercial and operational efforts. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the adverse impact, and the duration, of macroeconomic events, conditions and uncertainties (such as geopolitical instability (including the current war in Ukraine), general economic uncertainty, inflationary pressures, and supply chain challenges) on our business, results of operations, liquidity, financial condition, and stock price, as well as the other matters described under the headings “Business,” “Risk Factors,” “Legal Proceedings,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosure About Market Risk” in our 2022 Annual Report and in the corresponding sections of this Quarterly Report on Form 10-Q, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as well as those described from time to time in our other periodic reports filed with the SEC.

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

Critical Accounting Estimates and Assumptions

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023, are consistent with those discussed in our 2022 Annual Report in the section under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Assumptions.”

Recent Accounting Pronouncements

For more information regarding the impact that recent accounting standards and amendments will have on our consolidated financial statements, refer to Note 2 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues,” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three and six months ended June 30, 2023, as compared to the same periods for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

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

Results of Operations

Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022

Total Company. The following table presents total Company revenue by operating segment:

	For the Three Months Ended June 30,
Net Revenue (dollars in thousands)	2023	2022	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$866,652	$784,087	$82,565	10.5%	(0.5%)	—	11.0%
United States	594,395	532,626	61,769	11.6%	—	—	11.6%
International	272,257	251,461	20,796	8.3%	(1.5%)	—	9.7%

Water	43,029	39,195	3,834	9.8%	(1.2%)	1.7%	9.2%
United States	21,208	19,533	1,675	8.6%	—	1.4%	7.2%
International	21,821	19,662	2,159	11.0%	(2.4%)	2.1%	11.3%

LPD	29,911	29,889	22	0.1%	(0.5%)	—	0.6%
United States	4,422	3,742	680	18.2%	—	—	18.2%
International	25,489	26,147	(658)	(2.5%)	(0.6%)	—	(1.9%)

Other	4,038	7,375	(3,337)	(45.2%)	—	—	(45.3%)

Total Company	$943,630	$860,546	$83,084	9.7%	(0.5%)	0.1%	10.1%
United States	621,607	559,825	61,782	11.0%	—	—	11.0%
International	322,023	300,721	21,302	7.1%	(1.4%)	0.1%	8.4%
(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in organic revenue reflects growth in CAG Diagnostics recurring revenue, including benefits from higher realized prices globally and increased volume in the U.S. and International regions. Increases in our subscription-based veterinary software and diagnostic imaging services also contributed to higher revenue. Higher revenue in our Water business was primarily due to higher realized prices and higher testing volumes in certain international regions, as well as the benefit of an acquisition in the third quarter of 2022. LPD revenue was relatively flat compared to the same period in the prior year as price gains and higher volumes in our poultry and swine testing were partially offset by lower herd health screening volumes. The decrease in Other revenue reflects lower sales of OPTI COVID-19 PCR testing products and services, and lower volumes of our OPTI Medical instruments and consumables internationally. The impact of foreign currency movements decreased total revenue growth by 0.5%.

The following table presents total Company results of operations:

	For the Three Months Ended June 30,				Change
Total Company - Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$943,630		$860,546		$83,084	9.7%
Cost of revenue	370,780		346,514		24,266	7.0%
Gross profit	572,850	60.7%	514,032	59.7%	58,818	11.4%

Operating expenses:
Sales and marketing	140,532	14.9%	130,257	15.1%	10,275	7.9%
General and administrative	89,669	9.5%	81,488	9.5%	8,181	10.0%
Research and development	46,505	4.9%	123,221	14.3%	(76,716)	(62.3%)
Total operating expenses	276,706	29.3%	334,966	38.9%	(58,260)	(17.4%)
Income from operations	$296,144	31.4%	$179,066	20.8%	$117,078	65.4%

Gross Profit. Gross profit increased due to higher revenue and a 100 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to recurring revenue net price gains, the benefit of reference laboratory and operational productivity initiatives, improved software services gross margins, and product mix associated with lower CAG Diagnostics instrument revenue. These increases were partially offset by higher product and labor costs, which reflect the effects of inflation, as well as investments in productivity initiatives and to support future growth. The impact from foreign currency movements decreased the gross profit margin by approximately 60 basis points, including the impact of lower hedge gains in the current year, as compared to the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs, including investments in our global commercial capability. General and administrative expense increased primarily due to higher personnel-related costs. Research and development expense decreased primarily due to the comparison to the prior year acquisition of rights to use certain licensed technology for $80 million, partially offset by higher personnel-related and project costs. The overall change in foreign currency exchange rates was immaterial on operating expenses growth.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Three Months Ended June 30,
Net Revenue (dollars in thousands)	2023	2022	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$762,476	$685,413	$77,063	11.2%	(0.5%)	—	11.7%
IDEXX VetLab consumables	303,735	266,079	37,656	14.2%	(0.7%)	—	14.9%
Rapid assay products	97,340	87,481	9,859	11.3%	(0.3%)	—	11.6%
Reference laboratory diagnostic and consulting services	330,106	304,130	25,976	8.5%	(0.3%)	—	8.9%
CAG diagnostics services and accessories	31,295	27,723	3,572	12.9%	(0.7%)	—	13.6%
CAG Diagnostics capital - instruments	34,054	36,227	(2,173)	(6.0%)	(0.3%)	—	(5.7%)
Veterinary software, services and diagnostic imaging systems	70,122	62,447	7,675	12.3%	(0.4%)	—	12.6%
Net CAG revenue	$866,652	$784,087	$82,565	10.5%	(0.5%)	—	11.0%
(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher realized prices and strong demand in the U.S. for companion animal diagnostics across modalities. International volume growth was constrained by macroeconomic conditions. The impact of foreign currency movements decreased CAG Diagnostics recurring revenue growth by 0.5%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher price realization and volume increases supported by the expansion of our installed base of instruments and our expanded menu of available tests. The impact of foreign currency movements decreased revenue growth by 0.7%.

The increase in rapid assay revenue resulted from higher price realization, and to a lesser extent, growth in SNAP® 4Dx Plus volumes.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to higher price realization and to higher testing volumes in our U.S. labs. Growth in other regions was primarily due to higher price realization, partially offset by lower volumes in international regions, reflecting challenging regional macroeconomic conditions. The impact of foreign currency movements decreased revenue growth by 0.3%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the 11% growth in our active installed base of instruments. The impact of foreign currency movements decreased revenue growth by 0.7%.

CAG Diagnostics Capital – Instrument Revenue. The decrease in instrument revenue was primarily due to program pricing effects and regional mix of instrument placements. Overall instrument placements were higher than the prior year. The impact of foreign currency movements decreased revenue growth by 0.3%.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in veterinary software, services and diagnostic imaging systems revenue was primarily due to higher subscription and services revenue, supported by the expansion in our active installed base, and higher realized prices on service offerings.

The following table presents the CAG segment results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$866,652		$784,087		$82,565	10.5%
Cost of revenues	340,943		317,833		23,110	7.3%
Gross profit	525,709	60.7%	466,254	59.5%	59,455	12.8%

Operating expenses:
Sales and marketing	128,442	14.8%	118,899	15.2%	9,543	8.0%
General and administrative	79,737	9.2%	72,079	9.2%	7,658	10.6%
Research and development	42,021	4.8%	118,750	15.1%	(76,729)	(64.6%)
Total operating expenses	250,200	28.9%	309,728	39.5%	(59,528)	(19.2%)
Income from operations	$275,509	31.8%	$156,526	20.0%	$118,983	76.0%

Gross Profit. Gross profit increased due to higher revenue, as well as a 120 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to recurring revenue net price gains, the benefit of reference laboratory and operational productivity initiatives, improved software services gross margins, and product mix associated with lower CAG Diagnostics instrument revenue. These increases were partially offset by higher product and labor costs, which reflect the effects of inflation, as well as investments in productivity initiatives and to support future growth. The impact from foreign currency movements decreased the gross profit margin by approximately 40 basis points, including the impact of lower hedge gains in the current year as compared to the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs, including investments in our global commercial capability. General and administrative expense increased primarily due to higher personnel-related costs. Research and development expense decreased primarily due to the comparison to the prior year acquisition of rights to use certain licensed technology for $80 million, partially offset by higher personnel-related and project costs. The overall change in foreign currency exchange rates was immaterial on operating expenses growth.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$43,029		$39,195		$3,834	9.8%
Cost of revenue	12,710		11,836		874	7.4%
Gross profit	30,319	70.5%	27,359	69.8%	2,960	10.8%

Operating expenses:
Sales and marketing	5,228	12.1%	4,711	12.0%	517	11.0%
General and administrative	4,028	9.4%	3,623	9.2%	405	11.2%
Research and development	1,243	2.9%	1,105	2.8%	138	12.5%
Total operating expenses	10,499	24.4%	9,439	24.1%	1,060	11.2%
Income from operations	$19,820	46.1%	$17,920	45.7%	$1,900	10.6%

Revenue. The increase in revenue was due to higher realized prices and higher testing volumes, primarily in Europe, from our Colilert test products and related accessories used in coliform and E. coli testing. The impact of foreign currency movements decreased revenue by approximately 1.2%. The impact of the acquisition completed during the third quarter of 2022 increased revenue growth by 1.7%.

Gross Profit. Gross profit increased due to higher revenue and a 70 basis point increase in the gross profit margin. The impact from foreign currency movements, including the impact of lower hedge gains in the current year compared to the prior year, decreased the gross profit margin by approximately 170 basis points. Excluding the impact of foreign currency movements, the increase in the gross profit margin was primarily due to higher realized prices.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs. General and administrative expense increased primarily due to higher personnel-related costs and incremental costs associated with the acquisition that occurred in the third quarter of 2022. Research and development expense increased primarily due to higher project costs and higher personnel-related expenses. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth by approximately 1%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$29,911		$29,889		$22	0.1%
Cost of revenue	13,825		12,893		932	7.2%
Gross profit	16,086	53.8%	16,996	56.9%	(910)	(5.4%)

Operating expenses:
Sales and marketing	6,440	21.5%	6,216	20.8%	224	3.6%
General and administrative	4,675	15.6%	4,532	15.2%	143	3.2%
Research and development	3,020	10.1%	3,018	10.1%	2	0.1%
Total operating expenses	14,135	47.3%	13,766	46.1%	369	2.7%
Income from operations	$1,951	6.5%	$3,230	10.8%	$(1,279)	(39.6%)

Revenue. Revenue was relatively flat compared to the same period in the prior year. Price gains and higher poultry and swine testing volumes in the U.S. were partially offset by lower herd health screening revenues primarily related to reduced China import levels. The unfavorable impact of foreign currency movements decreased revenue growth by 0.5%.

Gross Profit. The decrease in gross profit was primarily due to a 310 basis point decrease in the gross profit margin. The impact from foreign currency movements, including the impact of hedge losses in the current year compared to hedge gains in the prior year, decreased the gross profit margin by approximately 510 basis points. Excluding the impact of foreign currency movements, the increase in the gross profit margin was primarily due to higher realized prices, partially offset by unfavorable sales mix impacts related to lower herd health screening volumes.

Operating Expenses. Sales and marketing expense increased primarily due to increases in personnel-related costs. General and administrative expense increased primarily due to increases in personnel-related costs. Research and development costs were relatively constant compared to the prior year. The overall change in foreign currency exchange rates was immaterial.

Other

The following table presents the Other results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$4,038		$7,375		$(3,337)	(45.2%)
Cost of revenue	3,302		3,952		(650)	(16.4%)
Gross profit	736	18.2%	3,423	46.4%	(2,687)	(78.5%)

Operating expenses:
Sales and marketing	422	10.5%	431	5.8%	(9)	(2.1%)
General and administrative	1,229	30.4%	1,254	17.0%	(25)	(2.0%)
Research and development	221	5.5%	348	4.7%	(127)	(36.5%)
Total operating expenses	1,872	46.4%	2,033	27.6%	(161)	(7.9%)
Income from operations	$(1,136)	(28.1%)	$1,390	18.8%	$(2,526)	(181.7%)

Revenue. The decrease in revenue was primarily due to lower sales of OPTI COVID-19 PCR testing products and services in the U.S., following our discontinuation of active marketing of such products and services in the first quarter of 2023, as well as lower volumes of our OPTI Medical instruments and consumables internationally, partially offset by higher realized prices.

Gross Profit. Gross profit decreased due to lower sales volume and a 2,820 basis point decrease in the gross profit margin. The decrease in the gross profit margin was primarily due to sales mix with lower OPTI COVID-19 PCR testing volumes, and higher product and distribution costs, partially offset by higher realized prices. The overall change in foreign currency exchange rates had an immaterial impact on gross profit.

Operating Expenses. General and administrative expense decreased primarily due to lower foreign exchange losses on settlements of foreign currency denominated transactions, as compared to the prior year, partially offset by higher bad debt expense. Foreign exchange losses on settlements for all operating segments are reported within our Other segment. Research and development expense decreased primarily due to lower product development costs compared to investments in the development of infectious disease tests during the prior year.

Non-Operating Items

Interest Expense. Interest expense was $10.5 million for the three months ended June 30, 2023, as compared to $8.3 million for the same period in the prior year. The increase in interest expense was primarily the result of higher interest rates, partially offset by lower average debt levels.

Provision for Income Taxes. Our effective income tax rate was 21.6% for the three months ended June 30, 2023, as compared to 22.9% for the three months ended June 30, 2022. The decrease in our effective tax rate was primarily driven by geographical income mix, partially offset by a decrease in the tax rate benefits related to share-based compensation.

Results of Operations

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022

Total Company. The following table presents total Company revenue by operating segment:

	For the Six Months Ended June 30,
Net Revenue (dollars in thousands)	2023	2022	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$1,693,931	$1,545,271	$148,660	9.6%	(1.3%)	—	11.0%
United States	1,158,922	1,032,392	126,530	12.3%	—	—	12.3%
International	535,009	512,879	22,130	4.3%	(3.9%)	—	8.2%

Water	81,912	75,566	6,346	8.4%	(2.0%)	1.7%	8.7%
United States	41,128	37,364	3,764	10.1%	—	0.7%	9.3%
International	40,784	38,202	2,582	6.8%	(4.0%)	2.6%	8.1%

LPD	59,119	60,759	(1,640)	(2.7%)	(2.2%)	—	(0.5%)
United States	8,965	7,602	1,363	17.9%	—	—	17.9%
International	50,154	53,157	(3,003)	(5.6%)	(2.5%)	—	(3.2%)

Other	8,863	15,499	(6,636)	(42.8%)	(0.1%)	—	(42.8%)

Total Company	$1,843,825	$1,697,095	$146,730	8.6%	(1.4%)	0.1%	10.0%
United States	1,212,020	1,085,731	126,289	11.6%	—	—	11.6%
International	631,805	611,364	20,441	3.3%	(3.7%)	0.2%	6.9%
(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in organic revenue reflects growth in CAG Diagnostics recurring revenue, including benefits from higher realized prices globally and increased volume in the U.S. Increases in our subscription-based veterinary software and diagnostic imaging services also contributed to higher revenue. Higher revenue in our Water business was primarily due to higher realized prices and higher testing volumes in certain international regions, as well as the benefit of our acquisition in the third quarter of 2022. The decline in our LPD business was primarily due to lower herd health screening volume, partially offset by higher realized prices. The decrease in Other revenue reflects lower sales of OPTI COVID-19 PCR testing products and services, and lower volumes of our OPTI Medical instruments and consumables internationally. The impact of currency movements decreased total revenue growth by 1.4%.

The following table presents total Company results of operations:

	For the Six Months Ended June 30,				Change
Total Company - Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$1,843,825		$1,697,095		$146,730	8.6%
Cost of revenue	728,004		684,310		43,694	6.4%
Gross profit	1,115,821	60.5%	1,012,785	59.7%	103,036	10.2%

Operating expenses:
Sales and marketing	288,336	15.6%	262,549	15.5%	25,787	9.8%
General and administrative	159,770	8.7%	159,437	9.4%	333	0.2%
Research and development	91,172	4.9%	163,389	9.6%	(72,217)	(44.2%)
Total operating expenses	539,278	29.2%	585,375	34.5%	(46,097)	(7.9%)
Income from operations	$576,543	31.3%	$427,410	25.2%	$149,133	34.9%

Gross Profit. Gross profit increased due to higher revenue and an 80 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to recurring revenue net price gains, the benefit of reference laboratory and operational productivity initiatives, improved software services gross margins, and product mix associated with lower CAG Diagnostics instrument revenue. These increases were partially offset by higher product and labor costs, which reflect the effects of inflation, as well as investments in productivity initiatives and to support future growth. The impact from foreign currency movements decreased the gross profit margin by approximately 60 basis points, including the impact of lower hedge gains in the current year as compared to the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs, including investments in our global commercial capability. General and administrative expense increased primarily due to higher personnel-related costs, partially offset by a $16 million customer contract resolution during the first quarter of 2023. Research and development expense decreased primarily due to the comparison to the prior year acquisition of rights to use certain licensed technology for $80 million, partially offset by higher personnel-related and project costs. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth by approximately 1%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Six Months Ended June 30,
Net Revenue (dollars in thousands)	2023	2022	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$1,489,378	$1,350,223	$139,155	10.3%	(1.4%)	—	11.7%
IDEXX VetLab consumables	594,849	533,252	61,597	11.6%	(1.9%)	—	13.4%
Rapid assay products	179,372	162,000	17,372	10.7%	(0.8%)	—	11.6%
Reference laboratory diagnostic and consulting services	653,286	599,205	54,081	9.0%	(1.1%)	—	10.1%
CAG diagnostics services and accessories	61,871	55,766	6,105	10.9%	(1.9%)	—	12.9%
CAG Diagnostics capital - instruments	67,198	73,224	(6,026)	(8.2%)	(1.6%)	—	(6.6%)
Veterinary software, services and diagnostic imaging systems	137,355	121,824	15,531	12.7%	(0.6%)	—	13.3%
Net CAG revenue	$1,693,931	$1,545,271	$148,660	9.6%	(1.3%)	—	11.0%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher realized prices and strong demand in the U.S. for companion animal diagnostics across modalities. International volume growth was constrained by macroeconomic conditions. The impact of foreign currency movements decreased CAG Diagnostics recurring revenue growth by 1.4%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher price realization and volume increases supported by the expansion of our installed base of instruments and our expanded menu of available tests. The impact of currency movements decreased revenue growth by 1.9%.

The increase in rapid assay revenue resulted primarily from higher price realization and, to a lesser extent, growth in SNAP 4Dx Plus volumes.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to higher price realization and to higher testing volumes in our U.S. labs. Growth in other regions was primarily due to higher price realization, partially offset by lower volumes in international regions, reflecting challenging regional macroeconomic conditions. The impact of currency movements decreased revenue growth by 1.1%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the 11% growth in our active installed base of instruments.

CAG Diagnostics Capital – Instrument Revenue. The decrease in instrument revenue was primarily due to program pricing effects and regional mix of instrument placements. Overall instrument placements were higher than the prior year. The impact of currency movements decreased revenue growth by 1.6%

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in veterinary software, services and diagnostic imaging systems revenue was primarily due to higher subscription and services revenue, supported by the expansion in our active installed base, and higher realized prices on service offerings.

The following table presents the CAG segment results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$1,693,931		$1,545,271		$148,660	9.6%
Cost of revenue	669,465		629,918		39,547	6.3%
Gross profit	1,024,466	60.5%	915,353	59.2%	109,113	11.9%

Operating expenses:
Sales and marketing	264,038	15.6%	240,559	15.6%	23,479	9.8%
General and administrative	140,988	8.3%	140,960	9.1%	28	—
Research and development	82,181	4.9%	154,183	10.0%	(72,002)	(46.7%)
Total operating expenses	487,207	28.8%	535,702	34.7%	(48,495)	(9.1%)
Income from operations	$537,259	31.7%	$379,651	24.6%	$157,608	41.5%

Gross Profit. Gross profit increased primarily due to higher revenue, as well as a 130 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to recurring revenue net price gains, the benefit of reference laboratory and operational productivity initiatives, improved software services gross margins, and product mix associated with lower CAG Diagnostics instrument revenue. These increases were partially offset by higher product and labor costs, which reflect the effects of inflation, as well as investments in productivity initiatives and to support future growth. The impact from foreign currency movements decreased the gross profit margin by approximately 40 basis points and included the impact of lower hedge gains in the current year as compared to the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs, including investments in our global commercial capability. General and administrative expense increased by higher personnel-related costs, offset by a $16 million customer contract resolution during the first quarter of 2023. Research and development expense decreased primarily due to the comparison to the prior year acquisition of rights to use certain licensed technology for $80 million, partially offset by higher personnel-related and project costs. The overall change in foreign currency exchange rates was immaterial on operating expenses growth.

Water

The following table presents the Water segment results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$81,912		$75,566		$6,346	8.4%
Cost of revenue	24,325		22,470		1,855	8.3%
Gross profit	57,587	70.3%	53,096	70.3%	4,491	8.5%

Operating expenses:
Sales and marketing	10,469	12.8%	9,309	12.3%	1,160	12.5%
General and administrative	7,929	9.7%	6,905	9.1%	1,024	14.8%
Research and development	2,398	2.9%	2,308	3.1%	90	3.9%
Total operating expenses	20,796	25.4%	18,522	24.5%	2,274	12.3%
Income from operations	$36,791	44.9%	$34,574	45.8%	$2,217	6.4%

Revenue. The increase in revenue was due to higher realized prices and, to a lesser extent, higher testing primarily in Europe. The impact of currency movements decreased revenue growth by 2.0%. The impact of the acquisition completed during the third quarter of 2022 increased revenue growth by 1.7%.

Gross Profit. Gross profit increased due to higher revenue. The impact from foreign currency movements, including the impact of lower hedge gains in the current year compared to the prior year, decreased the gross profit margin by approximately 140 basis points. Excluding the impact of foreign currency movements, the increase in the gross profit margin was primarily due to higher realized prices.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs. General and administrative expense increased primarily due to higher personnel-related costs and incremental costs associated with the acquisition that occurred in the third quarter of 2022. Research and development expense increased primarily due to higher project and personnel-related costs, partially offset by lower third-party costs. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth by approximately 1%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$59,119		$60,759		$(1,640)	(2.7%)
Cost of revenue	27,980		24,216		3,764	15.5%
Gross profit	31,139	52.7%	36,543	60.1%	(5,404)	(14.8%)

Operating expenses:
Sales and marketing	12,900	21.8%	11,784	19.4%	1,116	9.5%
General and administrative	8,876	15.0%	8,693	14.3%	183	2.1%
Research and development	6,104	10.3%	6,099	10.0%	5	0.1%
Total operating expenses	27,880	47.2%	26,576	43.7%	1,304	4.9%
Income from operations	$3,259	5.5%	$9,967	16.4%	$(6,708)	(67.3%)

Revenue. Revenue decreased primarily due to lower herd health screening revenues related to reduced China imports, partially offset by price gains and higher volumes in our swine, poultry, and ruminant testing in certain regions. The unfavorable impact of foreign currency movements decreased revenue growth by 2.2%.

Gross Profit. The decrease in gross profit was primarily due to lower sales volumes and a 740 basis point decrease in the gross profit margin. The decrease in the gross profit margin is primarily due to higher product costs and, to a lesser extent, sales mix, partially offset by higher realized prices. The impact from foreign currency movements decreased the gross profit margin by approximately 390 basis points, including the impact of hedge losses in the current year compared to hedge gains in the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to increases in personnel-related and travel costs. General and administrative costs and research and development costs were relatively constant compared to the prior year. The overall change in foreign currency exchange rates resulted in a decrease in operating expenses growth by approximately 1%.

Other

The following table presents the Other results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$8,863		$15,499		$(6,636)	(42.8%)
Cost of revenue	6,234		7,706		(1,472)	(19.1%)
Gross profit	2,629	29.7%	7,793	50.3%	(5,164)	(66.3%)

Operating expenses:
Sales and marketing	929	10.5%	897	5.8%	32	3.6%
General and administrative	1,977	22.3%	2,879	18.6%	(902)	(31.3%)
Research and development	489	5.5%	799	5.2%	(310)	(38.8%)
Total operating expenses	3,395	38.3%	4,575	29.5%	(1,180)	(25.8%)
Income from operations	$(766)	(8.6%)	$3,218	20.8%	$(3,984)	(123.8%)

Revenue. The decrease in revenue was primarily due to lower sales of OPTI COVID-19 PCR testing products and services in the U.S., following our discontinuation of active marketing of such products and services in the first quarter of 2023, and lower volumes of our OPTI Medical instruments and consumables internationally, partially offset by higher realized prices.

Gross Profit. Gross profit decreased due to lower sales volume and a 2,060 basis point decrease in the gross profit margin. The decrease in the gross profit margin was primarily due to sales mix with lower OPTI COVID-19 PCR testing volumes, and higher product, freight, and distribution costs, partially offset by higher realized prices. The overall change in foreign currency exchange rates had an immaterial impact on gross profit.

Operating Expenses. General and administrative expense decreased primarily due to lower foreign exchange losses on settlements of foreign currency denominated transactions, as compared to the prior year, partially offset by higher bad debt expense. Foreign exchange losses on settlements for all operating segments are reported within our Other segment. Research and development expense decreased primarily due to lower product development costs compared to investments in the development of infectious disease tests during the prior year.

Non-Operating Items

Interest Expense. Interest expense was $23.7 million for the six months ended June 30, 2023, as compared to $15.3 million for the same period in the prior year. The increase in interest expense was primarily the result of higher interest rates, partially offset by lower average debt levels.

Provision for Income Taxes. Our effective income tax rate was 20.8% for the six months ended June 30, 2023, compared to 21.0% for the six months ended June 30, 2022. The decrease in our effective tax rate was primarily driven by geographical income mix, partially offset by a decrease in the tax rate benefits related to share-based compensation.

Liquidity and Capital Resources

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. We generate cash primarily through the payments made by customers for our companion animal veterinary, livestock, poultry, dairy, and water products and services, consulting services, and other various systems and services. Our cash disbursements are primarily related to compensation and benefits for our employees, inventory and supplies, taxes, research and development, capital expenditures, rents, occupancy-related charges, interest expense, and business acquisitions. As of June 30, 2023, we had $132.8 million of cash and cash equivalents, as compared to $112.5 million as of December 31, 2022. Working capital totaled $295.2 million as of June 30, 2023, as compared to negative $134.3 million as of December 31, 2022. The change in working capital is primarily due to lower outstanding borrowings under our Credit Facility. As of June 30, 2023, we had borrowing availability of $984.5 million under our $1.25 billion Credit Facility, with $264.0 million in outstanding borrowings under the Credit Facility. The general availability of funds under our Credit Facility is reduced by $1.5 million for outstanding letters of credit. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital than is generated by our operations, for example, to fund significant discretionary activities, we could elect to raise capital through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash, cash equivalents, and marketable securities are generally available without restrictions to fund ordinary business operations outside the U.S.
The following table presents cash, cash equivalents, and marketable securities held domestically and by our foreign subsidiaries:

Cash, cash equivalents and marketable securities (dollars in thousands)	June 30, 2023	December 31, 2022

U.S.	$7,559	$16,112
Foreign	125,279	96,434
Total	$132,838	$112,546

Total cash, cash equivalents, and marketable securities held in U.S. dollars by our foreign subsidiaries	$7,153	$6,647
Of the $132.8 million of cash and cash equivalents held as of June 30, 2023, greater than 99% was held as bank deposits at a diversified group of institutions, primarily systemically important banks. Cash and cash equivalents as of June 30, 2023, included approximately $2.4 million in cash denominated in non-U.S. currencies held in countries with currency control restrictions, which limit our ability to transfer funds outside of the countries in which they are held. The currency control restricted cash is generally available for use within the country where it is held.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022

Days sales outstanding (1)	43.9	42.9	43.4	43.4	43.2
Inventory turns (2)	1.3	1.3	1.3	1.3	1.5
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

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change

Net cash provided by operating activities	$384,226	$180,556	$203,670
Net cash used by investing activities	(66,981)	(96,924)	29,943
Net cash used by financing activities	(297,114)	(105,387)	(191,727)
Net effect of changes in exchange rates on cash	161	(8,337)	8,498
Net change in cash and cash equivalents	$20,292	$(30,092)	$50,384

Operating Activities. The increase in cash provided by operating activities of $203.7 million was driven primarily by an increase in net income, including the comparative increase in comparison to net income as a result of higher research and development investments in the prior year, and changes in other assets and liabilities. The following table presents cash flow impacts from changes in operating assets and liabilities:

	For the Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change

Accounts receivable	$(61,158)	$(53,794)	$(7,364)
Inventories	(38,906)	(49,349)	10,443
Accounts payable	(4,155)	(6,735)	2,580
Deferred revenue	(1,855)	(2,344)	489
Other assets and liabilities	(24,236)	(94,729)	70,493
Total change in cash due to changes in operating assets and liabilities	$(130,310)	$(206,951)	$76,641

Cash used decreased due to changes in operating assets and liabilities during the six months ended June 30, 2023, as compared to the same period in the prior year, by approximately $76.6 million. The increase in cash used by accounts receivable was primarily due to higher revenue growth during the current period. The decrease in cash used by inventories was primarily due to increases in the prior year to mitigate supply chain risks. The decrease of cash used for other assets and liabilities was primarily due to higher non-cash operating expenses recorded as accrued liabilities for personnel-related costs and lower annual employee incentive program payments in the current year, and lower tax payments in the current year, as compared to the same period in the prior year, partially offset by milestone payments to license intellectual property made in the current year.

We have historically experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

Investing Activities. Cash used by investing activities was $67.0 million for the six months ended June 30, 2023, as compared to $96.9 million for the same period in the prior year. The decrease in cash used by investing activities was primarily due to the comparison to the prior year equity investment and acquisition of intangible assets, partially offset by higher investments in property and equipment in the current year primarily related to the construction of our facility in Scarborough, Maine.

Our total capital expenditure plan for 2023 is estimated to be approximately $180.0 million, which includes capital investments to support growth in manufacturing and operations facilities and in customer-facing software.

Financing Activities. Cash used by financing activities was $297.1 million for the six months ended June 30, 2023, as compared to $105.4 million of cash used for the same period in the prior year. The increase in cash used by financing activities was due to $315.0 million cash used for repayments under our Credit Facility in the current year, compared to borrowings of $537.5 million under our Credit Facility, partly offset by cash used to pay off our $75.0 million 2022 Series A Notes in the prior year. The increase in cash used by financing activities was also partly offset by $573.1 million cash used to repurchase our common stock in the prior year.

During the six months ended June 30, 2023, we did not purchase any shares of our common stock in the open market. During the six months ended June 30, 2022, we purchased $573.1 million of shares of our common stock. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders, and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing and deployment activities, as well as share price and prevailing interest rates. Refer to Note 12 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Under our Credit Facility, the net borrowing activity during the six months ended June 30, 2023, as compared to the same period in the prior year, decreased $315.0 million. As of June 30, 2023, we had $264.0 million in outstanding borrowings under the Credit Facility. The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness, and a change of control default.

The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test.

In February 2022, we paid off our $75.0 million 2022 Series A Notes with cash provided by operations and financing activity. The aggregate principal amounts of our 2023 Series A Notes for $75.0 million will become due and payable on December 11, 2023. We anticipate paying off our 2023 Series A Notes for $75.0 million when due in December 2023 with cash provided by operations. Should we elect to prepay any of our senior notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Senior Note Agreements. Additionally, in the event of a change in control of the Company or upon the disposition of certain assets of the Company, the proceeds of which are not reinvested (as defined in the Senior Note Agreements), we may be required to prepay all or a portion of the senior notes. The obligations under the senior notes may be accelerated upon the occurrence of an event of default under the applicable Senior Note Agreements, each of which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under ERISA, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness, and a change of control default.

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

Financial Covenant. The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, non-recurring transaction expenses incurred in connection with acquisitions, share-based compensation expense, and certain other non-cash losses and charges (“Adjusted EBITDA”), as defined in the Senior Note Agreement and Credit Facility, not to exceed 3.5-to-1. As of June 30, 2023, we were in compliance with such covenant. The following details our consolidated leverage ratio calculation:

(dollars in thousands)	Twelve Months Ended
Trailing 12 Months Adjusted EBITDA:	June 30, 2023

Net income attributable to stockholders (as reported)	$791,435
Interest expense	48,214
Provision for income taxes	209,580
Depreciation and amortization	113,453
Acquisition-related expense	322
Share-based compensation expense	55,519
Extraordinary and other non-recurring non-cash charges	—
Adjusted EBITDA	$1,218,523

Debt to Adjusted EBITDA Ratio:	June 30, 2023

Credit facility	$264,000
Current and long-term portions of long-term debt	771,835
Total debt	1,035,835
Acquisition-related contingent consideration payable	1,663
Financing leases	—
Deferred financing costs	357
Gross debt	$1,037,855
Gross debt to Adjusted EBITDA ratio	0.85

Less: Cash and cash equivalents	$132,838
Net debt	$905,017
Net debt to Adjusted EBITDA ratio	0.74

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies, and guarantees as of June 30, 2023, are described in Note 16 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Impacts. Approximately 21% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies for both the three and six months ended June 30, 2023, as compared to approximately 21% and 22% for the three and six months ended June 30, 2022, respectively. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated costs and expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. dollar denominated revenues.

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

The following table presents the estimated foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share for the current period and as compared to the respective prior-year period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022

Revenue impact	$(4,175)	$(27,597)	$(22,525)	$(42,661)

Operating profit impact, excluding hedge activity and exchange impacts on settlement of foreign currency denominated transactions	$(2,627)	$(14,769)	$(13,063)	$(22,708)
Hedge gains - current period	115	5,781	450	8,017
Exchange (losses) on settlements of foreign currency denominated transactions - current period	(593)	(832)	(675)	(1,607)
Operating profit impact - current period	$(3,105)	$(9,820)	$(13,288)	$(16,298)

Hedge (gains) losses - prior period	(5,781)	2,715	(8,017)	5,145
Exchange losses on settlement of foreign currency denominated transactions - prior period	832	854	1,607	924
Operating profit impact - as compared to prior period	$(8,054)	$(6,251)	$(19,698)	$(10,229)

Diluted earnings per share impact - as compared to prior period	$(0.07)	$(0.06)	$(0.18)	$(0.10)

At our current foreign currency exchange rate assumptions, we anticipate the effect of a weaker U.S. dollar for the remainder of the year, as compared to the respective prior-year period, will have a net unfavorable impact on our operating results for the remainder of the year ending December 31, 2023, by increasing our revenues by approximately $30 million, and decreasing our operating profit and diluted earnings per share by approximately $3 million and $0.02 per share, respectively. This unfavorable year-over-year currency impact includes foreign currency hedging activity, which is expected to decrease our total operating profit by approximately $17 million and $0.16 per share for the remainder of the year ended December 31, 2023. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimates assume that the value of the U.S. dollar will reflect the euro at $1.10, the British pound at $1.27, the Canadian dollar at $0.75, and the Australian dollar at $0.67; and the Japanese yen at ¥142, the Chinese renminbi at RMB 7.27, and the Brazilian real at R$4.86 relative to the U.S. dollar for the remainder of 2023.

Based on projected revenues and expenses for the remainder of 2023, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1% strengthening of the U.S. dollar would reduce revenue by approximately $6.0 million and operating income by approximately $1.6 million, net of hedge positions.

Interest Rate Impacts. We entered into an interest rate swap to manage the effect of variable interest obligations on amounts borrowed under the terms of the Credit Facility. Beginning on March 31, 2023, the variable interest rate associated with $250.0 million of borrowings outstanding under the Credit Facility became effectively fixed at 3.9% plus the applicable credit spread, through October 20, 2025. Borrowings outstanding under the Credit Facility at June 30, 2023, were $264.0 million. We have designated the interest rate swap as a cash flow hedge. For more information regarding our interest rate swap, refer to “Part I, Item 1. Financial Statements, Note 19. Hedge Instruments.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2023, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

April 1 to April 30, 2023	—		$—	—	3,029,242
May 1 to May 31, 2023	—		$—	—	3,029,242
June 1 to June 30, 2023	168		$469.84	—	3,029,242
Total	168	(2)		—	3,029,242

(1)On August 13, 1999, our Board of Directors approved and announced the repurchase of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The authorization has been increased by the Board of Directors on numerous occasions; most recently, on February 12, 2020, the maximum level of shares that may be repurchased under the program was increased from 68 million to 73 million shares. There is no specified expiration date for this share repurchase program. There were no other repurchase programs outstanding during the three months ended June 30, 2023, and no share repurchase programs expired during the period. There were no share repurchases made during the three months ended June 30, 2023, in transactions made pursuant to our share repurchase program.

(2)During the three months ended June 30, 2023, we received 168 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

The total shares repurchased include shares surrendered for employee statutory tax withholding. Refer to Note 12 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Item 5. Other Information

Rule 10b5-1 Trading Plan Elections

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial and related information from IDEXX Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: August 1, 2023	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)