Form 10-Q
period 2023-09-30
IDEXX LABORATORIES INC /DE
filed 2023-11-01
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 83,051,702 on October 27, 2023.

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
Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION
Item 1.  Financial Statements
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022

ASSETS
Current Assets:
Cash and cash equivalents	$331,696	$112,546
Accounts receivable, net	452,699	400,619
Inventories	393,974	367,823
Other current assets	205,861	220,489
Total current assets	1,384,230	1,101,477
Long-Term Assets:
Property and equipment, net	687,101	649,474
Operating lease right-of-use assets	117,782	118,618
Goodwill	361,766	361,795
Intangible assets, net	87,129	97,672
Other long-term assets	448,396	417,729
Total long-term assets	1,702,174	1,645,288
TOTAL ASSETS	$3,086,404	$2,746,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$112,609	$110,221
Accrued liabilities	420,312	433,662
Credit facility	250,000	579,000
Current portion of long-term debt	149,990	74,982
Current portion of deferred revenue	37,282	37,938
Total current liabilities	970,193	1,235,803
Long-Term Liabilities:
Deferred income tax liabilities	10,594	8,150
Long-term debt, net of current portion	618,813	694,387
Long-term deferred revenue, net of current portion	27,716	30,862
Long-term operating lease liabilities, net of current portion	101,470	101,239
Other long-term liabilities	60,211	67,587
Total long-term liabilities	818,804	902,225
Total liabilities	1,788,997	2,138,028

Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 107,452 shares in 2023 and 107,193 shares in 2022; Outstanding: 83,068 shares in 2023 and 82,894 shares in 2022	10,745	10,719
Additional paid-in capital	1,543,024	1,463,215
Deferred stock units: Outstanding: 59 units in 2023 and 58 units in 2022	5,523	5,182
Retained earnings	4,250,050	3,599,529
Accumulated other comprehensive loss	(74,891)	(77,796)
Treasury stock, at cost: 24,384 shares in 2023 and 24,299 shares in 2022	(4,437,044)	(4,392,112)
Total stockholders’ equity	1,297,407	608,737
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,086,404	$2,746,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue:
Product revenue	$521,489	$481,004	$1,568,111	$1,451,899
Service revenue	394,038	360,657	1,191,241	1,086,857
Total revenue	915,527	841,661	2,759,352	2,538,756
Cost of Revenue:
Cost of product revenue	178,527	158,554	532,136	487,948
Cost of service revenue	189,018	176,481	563,413	531,397
Total cost of revenue	367,545	335,035	1,095,549	1,019,345
Gross profit	547,982	506,626	1,663,803	1,519,411
Expenses:
Sales and marketing	135,698	130,021	424,034	392,570
General and administrative	89,034	83,764	248,804	243,201
Research and development	47,967	48,013	139,139	211,402
Income from operations	275,283	244,828	851,826	672,238
Interest expense	(8,647)	(10,998)	(32,316)	(26,311)
Interest income	1,255	353	1,998	830
Income before provision for income taxes	267,891	234,183	821,508	646,757
Provision for income taxes	55,660	53,245	170,987	139,875
Net income attributable to IDEXX Laboratories, Inc. stockholders	$212,231	$180,938	$650,521	$506,882

Earnings per Share:
Basic	$2.55	$2.17	$7.83	$6.04
Diluted	$2.53	$2.15	$7.75	$5.97
Weighted Average Shares Outstanding:
Basic	83,097	83,247	83,058	83,855
Diluted	83,993	84,113	83,990	84,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$212,231	$180,938	$650,521	$506,882
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12,949)	(31,220)	(6,939)	(59,024)
Benefit plans, net of tax expense of $0 and $0 in 2023 and $0 and $(991) in 2022	—	—	—	(5,056)
Reclassification adjustment for benefit plans included in net income, net of tax of $21 and $75 in 2023 and $23 and $74 in 2022	98	118	395	378
Unrealized gain (loss) on Euro-denominated notes, net of tax expense (benefit) of $727 and $152 in 2023 and $1,713 and $3,438 in 2022	2,331	5,495	488	11,028
Unrealized gain (loss) on investments, net of tax expense (benefit) of $0 and $2 in 2023 and $(3) and $(15) in 2022	(1)	(10)	6	(52)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on foreign currency exchange contracts, net of tax expense (benefit) of $2,765 and $2,785 in 2023 and $4,634 and $10,368 in 2022	7,645	13,490	7,305	26,930
Unrealized gain (loss) on cross currency swaps, net of tax expense (benefit) of $579 and $(361) in 2023 and $1,657 and $3,303 in 2022	1,858	5,319	(1,158)	10,597
Unrealized gain (loss) on interest rate swap, net of tax expense (benefit) of $545 and $1,638 in 2023 and $0 and $0 in 2022	1,749	—	5,254	—
Reclassification adjustments for (gain) loss included in net income, net of tax (expense) benefit of $(701) and $(945) in 2023 and $(2,254) and $(4,441) in 2022	(1,957)	(6,381)	(2,446)	(12,211)
Unrealized gain (loss) on derivative instruments	9,295	12,428	8,955	25,316
Other comprehensive (loss) income, net of tax	(1,226)	(13,189)	2,905	(27,410)
Comprehensive income attributable to IDEXX Laboratories, Inc.	$211,005	$167,749	$653,426	$479,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2022	107,193	$10,719	$1,463,215	$5,182	$3,599,529	$(77,796)	$(4,392,112)	$608,737
Net income	—	—	—	—	214,054	—	—	214,054
Other comprehensive income, net	—	—	—	—	—	1,181	—	1,181
Repurchases of common stock, net	—	—	—	—	—	—	(9,554)	(9,554)
Common stock issued under stock plans, including excess tax benefit	128	13	12,765	(25)	—	—	—	12,753
Share-based compensation cost	—	—	13,923	7	—	—	—	13,930
Balance March 31, 2023	107,321	$10,732	$1,489,903	$5,164	$3,813,583	$(76,615)	$(4,401,666)	$841,101
Net income	—	—	—	—	224,236	—	—	224,236
Other comprehensive income, net	—	—	—	—	—	2,950	—	2,950
Repurchases of common stock, net	—	—	—	—	—	—	(77)	(77)
Common stock issued under stock plans, including excess tax benefit	57	6	10,283	—	—	—	—	10,289
Deferred stock units activity	—	—	(345)	345	—	—	—	—
Share-based compensation cost	—	—	15,356	6	—	—	—	15,362
Balance June 30, 2023	107,378	$10,738	$1,515,197	$5,515	$4,037,819	$(73,665)	$(4,401,743)	$1,093,861
Net income	—	—	—	—	212,231	—	—	212,231
Other comprehensive loss, net	—	—	—	—	—	(1,226)	—	(1,226)
Repurchases of common stock, net	—	—	—	—	—	—	(35,301)	(35,301)
Common stock issued under stock plans, including excess tax benefit	74	7	12,611	—	—	—	—	12,618
Share-based compensation cost	—	—	15,216	8	—	—	—	15,224
Balance September 30, 2023	107,452	$10,745	$1,543,024	$5,523	$4,250,050	$(74,891)	$(4,437,044)	$1,297,407

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2021	106,878	$10,688	$1,377,320	$5,719	$2,920,440	$(53,484)	$(3,570,691)	$689,992
Net income	—	—	—	—	193,965	—	—	193,965
Other comprehensive income, net	—	—	—	—	—	6,136	—	6,136
Repurchases of common stock, net	—	—	—	—	—	—	(273,058)	(273,058)
Common stock issued under stock plans, including excess tax benefit	125	12	11,583	(5)	—	—	—	11,590
Share-based compensation cost	—	—	11,122	51	—	—	—	11,173
Balance March 31, 2022	107,003	$10,700	$1,400,025	$5,765	$3,114,405	$(47,348)	$(3,843,749)	$639,798
Net income	—	—	—	—	131,979	—	—	131,979
Other comprehensive loss, net	—	—	—	—	—	(20,357)	—	(20,357)
Repurchases of common stock, net	—	—	—	—	—	—	(313,508)	(313,508)
Common stock issued under stock plans, including excess tax benefit	72	7	7,779	(1,060)	—	—	—	6,726
Deferred stock units activity	—	—	(459)	459	—	—	—	—
Share-based compensation cost	—	—	12,364	6	—	—	—	12,370
Balance June 30, 2022	107,075	$10,707	$1,419,709	$5,170	$3,246,384	$(67,705)	$(4,157,257)	$457,008
Net income	—	—	—	—	180,938	—	—	180,938
Other comprehensive loss, net	—	—	—	—	—	(13,189)	—	(13,189)
Repurchases of common stock, net	—	—	—	—	—	—	(166,585)	(166,585)
Common stock issued under stock plans, including excess tax benefit	20	2	4,877	—	—	—	—	4,879
Share-based compensation cost	—	—	12,942	6	—	—	—	12,948
Balance September 30, 2022	107,095	$10,709	$1,437,528	$5,176	$3,427,322	$(80,894)	$(4,323,842)	$475,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

Cash Flows from Operating Activities:
Net income	$650,521	$506,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,171	83,180
Impairment charges	—	2,346
Provision for credit losses	5,464	5,112
Deferred income taxes	(14,749)	(36,890)
Share-based compensation expense	44,516	36,491
Other	(12)	2,032
Changes in assets and liabilities:
Accounts receivable	(54,557)	(35,061)
Inventories	(31,647)	(99,621)
Other assets and liabilities	(17,902)	(87,566)
Accounts payable	(6,799)	(3,930)
Deferred revenue	(3,347)	(3,419)
Net cash provided by operating activities	656,659	369,556
Cash Flows from Investing Activities:
Purchases of property and equipment	(101,075)	(99,609)
Acquisition of intangible assets	—	(10,000)
Equity investment	—	(25,000)
Acquisitions of a business, net of cash acquired	—	(11,512)
Proceeds from net investment hedges	6,256	—
Net cash used by investing activities	(94,819)	(146,121)
Cash Flows from Financing Activities:
(Repayments) borrowings under credit facility, net	(329,000)	559,500
Payment of senior debt	—	(75,000)
Payments of acquisition-related contingent consideration and holdbacks	(1,879)	(5,730)
Repurchases of common stock, net	(35,070)	(745,691)
Proceeds from exercises of stock options and employee stock purchase plans	35,704	23,257
Shares withheld for statutory tax withholding payments on restricted stock	(9,907)	(10,552)
Net cash used by financing activities	(340,152)	(254,216)
Net effect of changes in exchange rates on cash	(2,538)	(14,497)
Net increase (decrease) in cash and cash equivalents	219,150	(45,278)
Cash and cash equivalents at beginning of period	112,546	144,454
Cash and cash equivalents at end of period	$331,696	$99,176

Supplemental Cash Flow Information:
Cash paid for income taxes	$160,860	$179,720
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$11,328	$19,661

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The condensed consolidated balance sheet data as of December 31, 2022, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and our Annual Report on Form 10-K for the year ended December 31, 2022, (the “2022 Annual Report”) filed with the SEC.

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

NOTE 2. ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 are consistent with those discussed in “Note 2. Summary of Significant Accounting Policies” to the consolidated financial statements in our 2022 Annual Report, and as updated below.

Accounts Payable - Supplier Financing Program

We have an agreement with a third party to provide a supplier finance program, which facilitates participating suppliers’ ability to finance payment obligations from us with a designated third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more of our payment obligations prior to their scheduled due dates at a discounted price. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The terms of payments are consistent with the terms of our trade payables. Activity related to the obligations is presented within operating activities on the unaudited consolidated statements of cash flows. The changes in our outstanding payment obligations under this arrangement, which are included in accounts payable on the unaudited condensed consolidated balance sheets, are as follows:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Payment obligations outstanding at the beginning of the period	$5,395	$8,010	$10,171	$4,775
Payment obligation additions during the period	9,332	15,170	34,706	46,775
Payment obligations settled during the period	(6,876)	(15,773)	(37,026)	(44,143)
Payment obligations outstanding at the end of the period	$7,851	$7,407	$7,851	$7,407

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

We enter into contracts where customers purchase combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The timing of revenue recognition, billings, and cash collections results in accounts receivable, lease receivables and contract assets arising when revenue is recognized in advance of billings, and contract liabilities or deferred revenue as a result of receiving consideration in advance of revenue recognition within our unaudited condensed consolidated balance sheet. Customer payment terms are typically 30 to 60 days; these terms vary by location based on local business practices and by customer.

Customer contracts are modified from time to time to create new, or change existing, enforceable rights and obligations. A modification is considered to be a separate contract, and revenue is recognized prospectively, when the modification creates new performance obligations to deliver additional goods or services and the related increase in consideration approximates the standalone selling price for the additional goods or services. If a contract modification does not create a new performance obligation to deliver new goods and/or services but the goods and/or services to be delivered after the contract modification date are distinct from the goods and/or services delivered on or before the contract modification date, then this contract modification is not accounted for as a separate contract, and we account for the goods and/or services to be delivered after the contract modification date prospectively. We generally do not modify customer contracts to change existing rights and obligations related to goods or services that form part of a single performance obligation that is partially satisfied at the date of the contract modification.

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

Lease Revenue. Revenues from instrument rental agreements and reagent rental programs are recognized either as operating leases on a ratable basis over the term of the agreement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental agreements in equal monthly amounts over the term of the rental agreement. Our reagent rental programs provide our customers the right to use our instruments upon entering into multi-year agreements to purchase annual minimum amounts of consumables. These types of agreements include an embedded lease for the right to use our instruments. For some agreements, the customers are provided with the right to purchase the instrument at the end of the lease term. Lease revenues from these agreements are presented in product revenue on our unaudited condensed consolidated income statement. Lease revenue was approximately $5.3 million and $15.3 million for the three and nine months ended September 30, 2023, respectively, as compared to $5.6 million and $15.5 million for the three and nine months ended September 30, 2022, respectively, including both operating leases and sales-type leases under ASC 842, “Leases”, for leases entered into after January 1, 2019, and ASC 840, “Leases,” for leases entered into prior to 2019. Refer to below for revenue recognition under our reagent rental programs.

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

Veterinary software post-contract support provides customers with access to technical support when and as needed through access to call centers and online customer assistance. Post-contract support contracts typically have a term of twelve months and customers are billed for post-contract support in equal quarterly amounts over the term. We recognize revenue for post-contract support services over time on a ratable basis using a time-elapsed measure of performance over the contract term, which approximates the expected timing in which applicable services are performed.

On December 31, 2022, our deferred revenue related to extended warranties and post-contract support was $26.4 million, of which approximately $1.6 million and $18.5 million were recognized during the three and nine months ended September 30, 2023, respectively. Furthermore, as a result of new agreements, our deferred revenue related to extended warranties and post-contract support was $25.5 million as of September 30, 2023. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $9.6 million as of September 30, 2023, of which approximately 12%, 40%, 25%, 12%, and 11% are expected to be recognized during the remainder of 2023, the full years 2024, 2025, 2026, and thereafter, respectively. Additionally, we have determined these agreements do not include a significant financing component.

SaaS Subscriptions. We offer a variety of veterinary software and diagnostic imaging SaaS subscriptions including ezyVet®, Animana®, Neo®, Cornerstone® Cloud, Pet Health Network® Pro, Petly® Plans, Web PACS, rVetLink®, Smart Flow™, and Vet Radar®. We recognize revenue for our SaaS subscriptions over time on a ratable basis over the contract term, beginning on the date our service is made available to the customer. Our subscription contracts vary in term from monthly to two years. Customers typically pay for our subscription contracts in equal monthly amounts over the term of the agreement. Deferred revenue related to our SaaS subscriptions is not material.

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

On December 31, 2022, our capitalized customer acquisition costs were $158.0 million, of which approximately $12.5 million and $38.9 million were recognized as a reduction of revenue during the three and nine months ended September 30, 2023, respectively. Furthermore, as a result of new up-front customer loyalty payments, net of subsequent recognition, our capitalized customer acquisition costs were $163.9 million as of September 30, 2023. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications during the three and nine months ended September 30, 2023, were not material.

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

On December 31, 2022, our volume commitment contract assets were $190.8 million, of which approximately $10.6 million and $32.6 million were reclassified to accounts receivable when customers were billed for related products and services during the three and nine months ended September 30, 2023, respectively. Furthermore, as a result of new placements under volume commitment programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our volume commitment contract assets were $210.1 million as of September 30, 2023. We monitor customer purchases over the term of their agreement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications during the three and nine months ended September 30, 2023, were not material.

For our up-front customer loyalty and volume commitment programs, we estimate future revenues related to multi-year agreements to be approximately $2.9 billion, of which approximately 8%, 29%, 24%, 19%, and 20% are expected to be recognized during the remainder of 2023, the full years 2024, 2025, 2026, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to future purchases, net of the expected revenue reductions from customer acquisition costs and expected price adjustments, and, as a result, are lower than stated contractual commitments by our customers.

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

On December 31, 2022, our deferred revenue related to instrument rebate programs was $25.6 million, of which approximately $2.2 million and $7.2 million were recognized when customers purchased eligible products and services and earned rebates during the three and nine months ended September 30, 2023, respectively. Furthermore, as a result of new instrument purchases under rebate programs, net of subsequent recognition, our deferred revenue was $22.5 million as of September 30, 2023, of which approximately 10%, 32%, 24%, 17%, and 17% are expected to be recognized during the remainder of 2023, the full years 2024, 2025, 2026, and thereafter, respectively.

Reagent Rental Programs. Our reagent rental programs provide our customers the right to use our instruments upon entering into multi-year agreements to purchase annual minimum amounts of consumables and services. These types of agreements include an embedded lease for the right to use our instrument, and we determine the amount of lease revenue allocated to the instrument based on relative standalone selling prices. We evaluate the terms of these embedded leases to determine classification as either a sales-type lease or an operating lease.

Sales-type Reagent Rental Programs. Our reagent rental programs that effectively transfer control of instruments to our customers are classified as sales-type leases, and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is transferred to accounts receivable when customers are billed for future products and services over the term of the contract. On December 31, 2022, our lease receivable assets were $18.4 million, of which approximately $1.0 million and $3.2 million were reclassified to accounts receivable when customers were billed for related products and services during the three and nine months ended September 30, 2023, respectively. Furthermore, as a result of new placements under sales-type reagent rental programs, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $20.7 million as of September 30, 2023. The impacts of discounting and unearned income as of September 30, 2023 were not material. Profit and loss recognized at the commencement date and interest income during the three and nine months ended September 30, 2023, were not material. We monitor customer purchases over the term of their agreement to assess the realizability of our lease receivable assets. Impairments during the three and nine months ended September 30, 2023 were not material.

Operating-type Reagent Rental Programs. Our reagent rental programs that do not effectively transfer control of instruments to our customers are classified as operating leases, and we recognize instrument revenue and costs ratably over the term of the agreement. The cost of the instrument is capitalized within property and equipment. During the three and nine months ended September 30, 2023, we transferred instruments of $3.6 million and $12.2 million, respectively, as compared to $5.0 million and $12.6 million for the three and nine months ended September 30, 2022, respectively, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental programs of approximately $51.0 million, of which approximately 7%, 26%, 22%, 17%, and 28% are expected to be recognized during the remainder of 2023, the full years 2024, 2025, 2026, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of any expected price adjustments, and, as a result, are lower than stated contractual commitments by our customers.

Other Customer Incentive Programs. Certain agreements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified purchase threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method for incentives that are offered to individual customers and the expected-value method for programs that are offered to a broad group of customers. Revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the three and nine months ended September 30, 2023, were not material. Refund obligations related to customer incentive programs are recorded in accrued liabilities for the actual issuance of incentives, incentives earned but not yet issued, and estimates of incentives to be earned in the future.

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

Accounts Receivable. We recognize revenue when it is probable that we will collect substantially all of the consideration to which we will be entitled, based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers that purchase our products and services, and we have no significant customers that accounted for greater than 10% of our consolidated revenues during the three and nine months ended September 30, 2023.

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

The following table presents disaggregated revenue by major product and service categories:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
CAG segment revenue:
CAG Diagnostics recurring revenue:	$733,958	$667,309	$2,223,336	$2,017,532
IDEXX VetLab consumables	296,042	262,820	890,891	796,072
Rapid assay products	87,562	80,542	266,934	242,542
Reference laboratory diagnostic and consulting services	320,294	295,590	973,580	894,795
CAG Diagnostics services and accessories	30,060	28,357	91,931	84,123
CAG Diagnostics capital - instruments	32,254	35,176	99,452	108,400
Veterinary software, services and diagnostic imaging systems	70,948	62,505	208,303	184,329
CAG segment revenue	837,160	764,990	2,531,091	2,310,261

Water segment revenue	44,450	40,840	126,362	116,406
LPD segment revenue	29,747	28,452	88,866	89,211
Other segment revenue	4,170	7,379	13,033	22,878
Total revenue	$915,527	$841,661	$2,759,352	$2,538,756

Revenue by principal geographic area, based on customers’ domiciles, was as follows:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$603,046	$560,292	$1,815,066	$1,646,023
Europe, the Middle East and Africa	177,852	152,235	532,526	488,036
Asia Pacific Region	77,666	76,799	236,932	240,760
Canada	35,612	33,642	113,209	108,407
Latin America & Caribbean	21,351	18,693	61,619	55,530
Total revenue	$915,527	$841,661	$2,759,352	$2,538,756

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

On December 31, 2022, our deferred commission costs, included within other assets, were $19.2 million, of which approximately $1.6 million and $5.0 million of commission expense was recognized during the three and nine months ended September 30, 2023, respectively. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $19.2 million as of September 30, 2023. Impairments of deferred commission costs during the three and nine months ended September 30, 2023 were not material.

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

During the second quarter of 2022, we entered into two discrete arrangements to license intellectual property for which we paid $65.0 million over the course of 2022, and accrued $15.0 million in subsequent payments, all of which was charged to research and development expense. The $15.0 million milestone payment was paid in the first quarter of 2023. These two arrangements were treated as asset acquisitions under U.S. GAAP and resulted in the full amount being expensed to research and development expense as in-process research and development costs with no alternative future use. The acquisition of these licensing arrangements supports new instrument platform development.

During the second quarter of 2022 we purchased $25.0 million of preferred shares for a noncontrolling minority interest in one of the entities with which we have a license agreement. We elected to measure the investment as an equity security investment, under ASC 321, “Investment - Equity Securities,” and recorded the investment at cost.

Business Combinations

During the third quarter of 2022, we acquired the assets of an international water testing company located in Canada for approximately $12.8 million in cash, including a holdback of approximately $1.3 million. This acquisition expands our product offering in the Water segment. The fair values of the assets and liabilities acquired consist of technology intangibles of approximately $3.4 million, with a life of 10 years; customer relationship intangibles of approximately $1.2 million, with a life of 10 years; approximately $6.9 million of goodwill, representing synergies with our Water testing portfolio; and approximately $1.3 million of tangible assets, including inventory and accounts receivable. Goodwill related to this acquisition is expected to be deductible for tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our Water segment since the acquisition date. The acquisition expenses were not material.
NOTE 5. SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units, and employee stock purchase rights awarded during the three and nine months ended September 30, 2023, totaled $1.5 million and $62.1 million, respectively, as compared to $1.7 million and $57.1 million for the three and nine months ended September 30, 2022, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding as of September 30, 2023, was $76.0 million, which will be recognized over a weighted average period of approximately 1.5 years. During the three and nine months ended September 30, 2023, we recognized expenses of $15.2 million and $44.5 million, respectively, as compared to $12.9 million and $36.5 million for the three and nine months ended September 30, 2022, respectively, related to share-based compensation.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Nine Months Ended September 30,
	2023	2022

Expected stock price volatility	32%	30%
Expected term, in years	6.7	6.4
Risk-free interest rate	3.7%	2.1%
Weighted average fair value of options granted	$201.48	$166.30
NOTE 6. CREDIT LOSSES

We are exposed to credit losses primarily through our sales of products and services to our customers. We maintain allowances for credit losses for potentially uncollectible receivables. We base our estimates on a detailed analysis of specific customer situations and a percentage of our accounts receivable by aging category. Additionally, our estimates are developed based on historical credit loss experience, estimates of recoveries, current economic conditions, and future expectations.

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

Accounts Receivable

The allowance for credit losses associated with accounts receivable was $10.1 million and $8.3 million as of September 30, 2023 and December 31, 2022, respectively. The amount of accounts receivable reflected on the balance sheet is net of this reserve. Based on an aging analysis, as of September 30, 2023, approximately 85% of our accounts receivable had not yet reached the invoice due date, and approximately 15% was considered past due, of which less than 1% was greater than 60 days past due. As of December 31, 2022, approximately 86% of our accounts receivable had not yet reached the invoice due date, and approximately 14% was considered past due, of which approximately 2% was greater than 60 days past due.

Contract assets and lease receivables

The allowance for credit losses associated with the contract assets and lease receivables was $6.0 million and $5.5 million as of September 30, 2023 and December 31, 2022, respectively. The assets reflected on the balance sheet are net of these reserves. Historically, we have experienced low credit loss rates on our customer commitment programs and lease receivables. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

NOTE 7. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The components of inventories were as follows:

(in thousands)	September 30, 2023	December 31, 2022

Raw materials	$110,089	$92,796
Work-in-process	29,339	28,041
Finished goods	254,546	246,986
Inventories	$393,974	$367,823

NOTE 8. LEASES

Maturities of operating lease liabilities were as follows:

(in thousands)	September 30, 2023

2023 (remainder of year)	$4,930
2024	25,749
2025	22,840
2026	20,112
2027	15,183
Thereafter	54,302
Total lease payments	143,116
Less imputed interest	(21,754)
Total	$121,362

Total minimum future lease payments for leases that have not commenced as of September 30, 2023, is immaterial.

Supplemental cash flow information for leases was as follows:

(in thousands)	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

Cash paid for amounts included in the measurement of operating leases liabilities	$20,304	$17,715
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations	$18,219	$26,040

NOTE 9. OTHER CURRENT AND LONG-TERM ASSETS

Other current assets consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022

Customer acquisition costs	$52,912	$50,776
Contract assets, net (1)	50,954	41,854
Prepaid expenses	49,875	41,742
Taxes receivable	18,212	48,430
Deferred sales commissions	6,453	6,472
Foreign currency exchange contracts	7,993	5,185
Cross currency swap contracts	—	8,135
Other assets	19,462	17,895
Other current assets	$205,861	$220,489
(1) Contract assets, net, are net of allowances for credit losses. Refer to "Note 6. Credit Losses."

Other long-term assets consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022

Contract assets, net (1)	$159,196	$148,971
Customer acquisition costs	110,996	107,205
Deferred income taxes	68,969	55,215
Equity investments	30,250	30,250
Investment in long-term product supply arrangements	24,083	25,250
Deferred sales commissions	12,795	12,718
Other assets	42,107	38,120
Other long-term assets	$448,396	$417,729
(1) Contract assets, net, are net of allowances for credit losses. Refer to "Note 6. Credit Losses."
NOTE 10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022

Accrued employee compensation and related expenses	$158,156	$142,994
Accrued expenses	107,590	149,446
Accrued customer incentives and refund obligations	84,415	72,250
Accrued taxes	50,259	48,547
Current lease liabilities	19,892	20,425
Accrued liabilities	$420,312	$433,662

Other long-term liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022

Accrued taxes	$40,905	$49,142
Other accrued long-term expenses	19,306	18,445
Other long-term liabilities	$60,211	$67,587

NOTE 11. DEBT

Credit Facility

As of September 30, 2023, we had $250.0 million in outstanding borrowings under our Credit Facility, all of which was under our $250.0 million Term Loan, with an effective interest rate of 6.3%, excluding any impact of our interest rate swap. As of December 31, 2022, we had $579.0 million in outstanding borrowings under our Credit Facility, which consisted of $329.0 million drawn under our line of credit and a $250.0 million Term Loan, with a weighted average effective interest rate of 5.1%. As of September 30, 2023, we had remaining borrowing availability of $998.5 million under our $1.25 billion Credit Facility. The funds available under the Credit Facility reflect a further reduction due to the issuance of letters of credit, which were issued primarily in connection with our workers’ compensation policy, for $1.5 million.

The applicable interest rate for the Credit Facility is calculated at a per annum rate equal to either (at our option) (1) a prime rate plus a margin ranging from 0.0% to 0.375% based on our consolidated leverage ratio, (2) an adjusted term SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio, or (3) an adjusted daily simple SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio. In March 2023 we entered into an interest rate swap contract to manage the economic effect of $250.0 million of variable interest borrowings under our Credit Facility. Refer to Note 19 for a discussion of our derivative instruments and hedging activity.

The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, which is defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3.5-to-1. At September 30, 2023 and December 31, 2022, we were in compliance with the covenants of the Credit Facility.

Senior Notes

The following describes our outstanding unsecured senior notes issued and sold in private placements (collectively, the “Senior Notes”) as of September 30, 2023:

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

The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At September 30, 2023 and December 31, 2022, we were in compliance with the covenants of the Senior Note Agreements.

NOTE 12. REPURCHASES OF COMMON STOCK

We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three and nine months ended September 30, 2023 and 2022 was not material.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. The excise tax is included in the cost of treasury stock acquired in repurchases in the open market for the current year.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrender:

(in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Shares repurchased in the open market	65	453	65	1,764
Shares acquired through employee surrender for statutory tax withholding	1	—	20	21
Total shares repurchased	66	453	85	1,785

Cost of shares repurchased in the open market	$35,070	$166,423	$35,070	$742,661
Cost of shares for employee surrenders	231	162	9,907	10,552
Total cost of shares	$35,301	$166,585	$44,977	$753,213

Average cost per share - open market repurchases	$536.03	$367.55	$536.03	$421.12
Average cost per share - employee surrenders	$506.74	$387.07	$503.43	$502.26
Average cost per share - total	$535.83	$367.56	$528.49	$422.07
NOTE 13. INCOME TAXES

Our effective income tax rate was 20.8% for the three months ended September 30, 2023, as compared to 22.7% for the three months ended September 30, 2022, and 20.8% for the nine months ended September 30, 2023, as compared to 21.6% for the nine months ended September 30, 2022. The decrease in our effective tax rate for the three months ended September 30, 2023, as compared to the same period in the prior year, was primarily driven by an increase in the tax rate benefits related to share-based compensation and, to a lesser extent, research and development tax credits and geographical income mix. The decrease in our effective tax rate for the nine months ended September 30, 2023, as compared to the same period in the prior year, was primarily driven by geographical income mix and, to a lesser extent, tax rate benefits related to share-based compensation.

The effective tax rate for the three and nine months ended September 30, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to U.S. state income taxes, net of federal benefit, partially offset by tax benefits from share-based compensation.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, consisted of the following:

	For the Nine Months Ended September 30, 2023
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized (Loss) Gain on Investments, Net of Tax	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2022	$(172)	$839	$—	$4,947	$7,057	$(2,776)	$(87,691)	$(77,796)
Other comprehensive income (loss) before reclassifications	6	7,305	5,254	488	(1,158)	—	(6,939)	4,956
Reclassified from accumulated other comprehensive income	—	(1,174)	(1,272)	—	—	395	—	(2,051)
Balance as of September 30, 2023	$(166)	$6,970	$3,982	$5,435	$5,899	$(2,381)	$(94,630)	$(74,891)

	For the Nine Months Ended September 30, 2022
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax	Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized (Loss) on Investments, Net of Tax	Foreign Currency Exchange Contracts	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2021	$(126)	$4,979	$422	$3,240	$—	$(61,999)	$(53,484)
Other comprehensive (loss) income before reclassifications	(52)	26,930	11,028	10,597	(5,056)	(59,024)	(15,577)
Reclassified from accumulated other comprehensive income	—	(12,211)	—	—	378	—	(11,833)
Balance as of September 30, 2022	$(178)	$19,698	$11,450	$13,837	$(4,678)	$(121,023)	$(80,894)

The following table presents components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended September 30,		Amounts Reclassified from AOCI For the Nine Months Ended September 30,
		2023	2022	2023	2022

Foreign currency exchange contracts	Cost of revenue	$1,273	$8,635	$1,723	$16,652
	Tax expense	372	2,254	549	4,441
	Gain, net of tax	$901	$6,381	$1,174	$12,211

Interest rate swap contracts	Interest expense	$1,385	$—	$1,668	$—
	Tax expense	329	—	396	—
	Gain, net of tax	$1,056	$—	$1,272	$—

Defined benefit plans	Cost of revenue and operating expenses	$(119)	$(141)	$(470)	$(452)
	Tax benefit	(21)	(23)	(75)	(74)
	Loss, net of tax	$(98)	$(118)	$(395)	$(378)

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

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Shares outstanding for basic earnings per share	83,097	83,247	83,058	83,855

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	83,097	83,247	83,058	83,855
Dilutive effect of share-based payment awards	896	866	932	1,003
	83,993	84,113	83,990	84,858

Certain awards and options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Weighted average number of shares underlying anti-dilutive awards	—	78	1	44
Weighted average number of shares underlying anti-dilutive options	393	287	379	258

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

Refer to “Note 8. Leases,” for more information regarding our lease commitments.

Contingencies

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could exceed our accruals. Except for the litigation matter described below, as of September 30, 2023, our accruals with respect to actual and threatened litigation were not material.

We are a defendant in an ongoing litigation matter involving an alleged breach of contract for underpayment of royalty payments made from 2004 through 2017 under an expired patent license agreement. The plaintiff has asserted a claim of approximately $50 million, inclusive of interest through June 30, 2020, alleging that the incorrect royalty provision was applied to certain licensed products and services throughout the agreement term and that royalties were also due on non-licensed diagnostic services that were provided concurrently with licensed services. The trial court previously ruled in favor of the plaintiff in this matter. The appellate court reversed the trial court’s decision, and the plaintiff petitioned the state supreme court for review. During the third quarter of 2023, the state supreme court granted plaintiff’s petition for review of the appellate court decision and scheduled a hearing for January of 2024. While we believe the claim is without merit and continue to vigorously defend ourselves against the plaintiff’s allegations, litigation is inherently unpredictable, and there can be no assurance that we will prevail in this matter. During the third quarter of 2020, we established an accrual of $27.5 million related to this ongoing matter, which represents the amount of the contingent loss that we have determined to be probable and estimable. We have not made any adjustments to this accrual since it was established. The actual cost of resolving this matter may be higher or lower than the amount we have accrued.

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

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases, those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and, based on our analysis of the nature of the risks involved, we believe that the fair value of potential indemnification under these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations as of September 30, 2023 and December 31, 2022.

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

The following is a summary of segment performance:

(in thousands)	For the Three Months Ended September 30,
	CAG	Water	LPD	Other	Consolidated Total
2023
Revenue	$837,160	$44,450	$29,747	$4,170	$915,527

Income from operations	$253,358	$20,328	$2,405	$(808)	$275,283
Interest expense, net					(7,392)
Income before provision for income taxes					267,891
Provision for income taxes					55,660
Net income attributable to IDEXX Laboratories, Inc. stockholders					$212,231

2022
Revenue	$764,990	$40,840	$28,452	$7,379	$841,661

Income from operations	$221,454	$19,924	$4,480	$(1,030)	$244,828
Interest expense, net					(10,645)
Income before provision for income taxes					234,183
Provision for income taxes					53,245
Net income attributable to IDEXX Laboratories, Inc. stockholders					$180,938

(in thousands)	For the Nine Months Ended September 30,
	CAG	Water	LPD	Other	Consolidated Total
2023
Revenue	$2,531,091	$126,362	$88,866	$13,033	$2,759,352

Income from operations	$790,617	$57,119	$5,664	$(1,574)	$851,826
Interest expense, net					(30,318)
Income before provision for income taxes					821,508
Provision for income taxes					170,987
Net income attributable to IDEXX Laboratories, Inc. stockholders					$650,521

2022
Revenue	$2,310,261	$116,406	$89,211	$22,878	$2,538,756

Income from operations	$601,105	$54,498	$14,447	$2,188	$672,238
Interest expense, net					(25,481)
Income before provision for income taxes					646,757
Provision for income taxes					139,875
Net income attributable to IDEXX Laboratories, Inc. stockholders					$506,882

Refer to “Note 3. Revenue Recognition” for a summary of disaggregated revenue by reportable segment and by major product and service category for the three and nine months ended September 30, 2023 and 2022.
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
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the three and nine months ended September 30, 2023.

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

Our foreign currency exchange contracts are measured at fair value on a recurring basis in our accompanying unaudited condensed consolidated balance sheets. We measure the fair value of our foreign currency exchange contracts classified as derivative instruments using an income approach, based on prevailing market forward exchange rates less the contract rate multiplied by the notional amount. The product of this calculation is then adjusted for counterparty risk.

Our interest rate swap contracts are measured at fair value on a recurring basis in our accompanying unaudited condensed consolidated balance sheets. We measure the fair value of our interest rate swap contracts classified as derivative instruments using current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk.

The amounts outstanding under our unsecured Credit Facility and senior notes (“long-term debt”) are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $719.7 million and $769.1 million, respectively, as of September 30, 2023, and $725.6 million and $769.8 million, respectively, as of December 31, 2022.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2023

Assets
Money market funds (1)	$165,824	$—	$—	$165,824
Equity mutual funds (2)	$164	$—	$—	$164
Cross currency swaps (3)	$—	$1,880	$—	$1,880
Foreign currency exchange contracts (3)	$—	$9,597	$—	$9,597
Interest rate swap (4)	$—	$5,223	$—	$5,223
Liabilities
Cross currency swaps (3)	$—	$393	$—	$393
Foreign currency exchange contracts (3)	$—	$598	$—	$598
Deferred compensation (5)	$164	$—	$—	$164

(in thousands)
As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022

Assets
Equity mutual funds (2)	$385	$—	$—	$385
Cross currency swaps (3)	$—	$9,262	$—	$9,262
Foreign currency exchange contracts (3)	$—	$5,185	$—	$5,185
Liabilities
Foreign currency exchange contracts (3)	$—	$4,572	$—	$4,572
Deferred compensation (5)	$385	$—	$—	$385
Contingent payments - acquisitions	$—	$—	$120	$120

(1)Money market funds with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of September 30, 2023, consists of demand deposits.
(2)Equity mutual funds relate to a deferred compensation plan that was assumed as part of a previous business combination. This amount is included within other current assets and other long-term assets. Refer to footnote (4) below for a discussion of the related deferred compensation liability.
(3)Cross currency swaps and foreign currency exchange contracts are included within other current assets, other long-term assets, accrued liabilities, or other long-term liabilities depending on the gain (loss) position and anticipated settlement date.
(4)Interest rate swap is included within other long-term assets.
(5)A deferred compensation plan assumed as part of a previous business combination is included within accrued liabilities and other long-term liabilities. The fair value of our deferred compensation plan is indexed to the performance of the underlying equity mutual funds discussed in footnote (1) above.

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

We record changes in the estimated fair value of contingent consideration in the unaudited condensed consolidated statements of income. The changes in contingent consideration liabilities, which are measured at fair value on a recurring basis using unobservable inputs (Level 3), for the nine months ended September 30, 2023, are as follows:

(in thousands)	Fair Value

Contingent consideration as of December 31, 2022	$120
Payment of contingent consideration	(99)
Realized gain	(21)
Contingent consideration as of September 30, 2023	$—
NOTE 19. HEDGING INSTRUMENTS

Disclosure within this note is presented to provide transparency about how and why we use derivative and non-derivative instruments (collectively “hedging instruments”), how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect our financial position, results of operations, and cash flows.

We are exposed to certain risks related to our ongoing business operations. We utilize hedging instruments to manage a portion of our foreign currency exchange risk and interest rate risk. During the first quarter of 2023, we entered into an interest rate swap to manage the impact of interest rate fluctuations associated with $250.0 million of borrowings under our variable-rate Credit Facility. We have designated the interest rate swap as a cash flow hedge.

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

We recognize all hedging instrument assets and liabilities at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment are recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Refer to “Note 14. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on our unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2023 and 2022.

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

Cash Flow Hedges

We have designated our foreign currency exchange contracts and our interest rate swap as cash flow hedges as these derivative instruments manage our exposure to variability in the cash flows of forecasted transactions attributable to foreign currency exchange and to interest rates on variable interest obligations under the terms of our Credit Facility. Unless noted otherwise, we have also designated our derivative instruments as qualifying for hedge accounting treatment.

We did not de-designate any instruments from hedge accounting treatment during the three and nine months ended September 30, 2023 or 2022. As of September 30, 2023, the estimated amount of gains, net of tax, from our foreign exchange contracts which are expected to be reclassified out of AOCI and into earnings within the next 12 months is $5.6 million if exchange rates do not fluctuate from the levels as of September 30, 2023. As of September 30, 2023, the estimated amount of gains, net of tax, from our interest rate swap contract which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $2.9 million if interest rates do not fluctuate from the levels as of September 30, 2023.

Foreign Currency Exchange Contracts: We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to intercompany foreign transactions and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $256.8 million and $258.2 million as of September 30, 2023 and December 31, 2022, respectively.

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

The following table presents the effect of cash flow hedge accounting on our unaudited condensed consolidated statements of income and comprehensive income, and provides information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$367,545	$335,035	$1,095,549	$1,019,345
Foreign exchange contracts
Amount of gain reclassified from accumulated other comprehensive income into net income		$1,273	$8,635	$1,723	$16,652

Financial statement line items in which effects of cash flow hedges are recorded	Interest expense	$(8,647)	$(10,998)	$(32,316)	$(26,311)
Interest rate swap contract
Amount of gain reclassified from accumulated other comprehensive income into net income		$1,385	$—	$1,668	$—

Net Investment Hedges, Euro-Denominated Notes

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded gains of $2.3 million and $0.5 million, net of tax, within AOCI as a result of this net investment hedge for the three and nine months ended September 30, 2023, respectively, and gains of $5.5 million and $11.0 million for the three and nine months ended September 30, 2022, respectively. The related cumulative unrealized gain recorded as of September 30, 2023, will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated or all or a portion of the hedge no longer qualifies for hedge accounting treatment. Refer to Note 13 to the consolidated financial statements included in our 2022 Annual Report for further information regarding the issuance of these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

We have entered into several cross currency swap contracts as a hedge of our net investment in foreign operations to offset foreign currency translation gains and losses on the net investment. These cross currency swaps have maturity dates beginning on June 30, 2025, through June 30, 2028. At maturity of the cross currency swap contracts we will deliver the notional amount of €15 million and will receive approximately $17.5 million from the counterparties on June 18, 2025; we will deliver the notional amount of €35 million and will receive $37.8 million from the counterparties on March 31, 2028; and we will deliver the notional amount of €90 million and will receive $98.2 million from the counterparties on June 30, 2028. The changes in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. During the three and nine months ended September 30, 2023, we recorded gains of $1.9 million and losses of $1.2 million, net of tax, respectively, within AOCI as a result of these net investment hedges, and gains of $5.3 million and $10.6 million during the three and nine months ended September 30, 2022, respectively. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $0.3 million and $1.8 million related to the excluded component as a reduction of interest expense for the three and nine months ended September 30, 2023, respectively, and $0.7 million and $2.1 million for the three and nine months ended September 30, 2022, respectively.

During the second quarter of 2023, the notional amount of €90.0 million in cross currency swaps matured, resulting in a net cash receipt of $6.3 million. The receipt of cash is reflected within investing activities on the Condensed Consolidated Statements of Cash Flows.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following derivative instruments, unless otherwise noted:

(in thousands)		Hedging Assets
		September 30, 2023	December 31, 2022
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$7,993	$5,185
Cross currency swaps	Other current assets	—	8,135
Interest rate swap contract	Other long-term assets	5,223	—
Foreign currency exchange contracts	Other long-term assets	1,604	—
Cross currency swaps	Other long-term assets	1,880	1,127
Total derivative instruments presented as hedging instruments on the balance sheet		16,700	14,447
Gross amounts subject to master netting arrangements not offset on the balance sheet		(598)	(3,210)
Net amount		$16,102	$11,237

(in thousands)		Hedging Liabilities
		September 30, 2023	December 31, 2022
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$583	$4,572
Cross currency swaps	Other long-term liabilities	393	—
Foreign currency exchange contracts	Other long-term liabilities	15	—
Total derivative instruments presented as hedging instruments on the balance sheet		991	4,572
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet (1)	Long-term debt	94,135	94,775
Total hedging instruments presented on the balance sheet		95,126	99,347
Gross amounts subject to master netting arrangements not offset on the balance sheet		(598)	(3,210)
Net amount		$94,528	$96,137
(1) Amounts represent reported carrying amounts of our foreign currency-denominated debt. Refer to “Note 18. Fair Value Measurements” for information regarding the fair value of our long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to, among other things, our expectations regarding revenue recognition timing and amounts; business trends, earnings and other measures of financial performance; projected impact of foreign currency exchange rates and hedging activities; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; the working capital and liquidity outlook; critical accounting estimates; deductibility of goodwill; and future commercial and operational efforts. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the adverse impact, and the duration, of macroeconomic events, conditions, and uncertainties, such as geopolitical instability (including wars, terrorist attacks, and armed conflicts), general economic uncertainty, inflationary pressures, and supply chain challenges on our business, results of operations, liquidity, financial condition, and stock price, as well as the other matters described under the headings “Business,” “Risk Factors,” “Legal Proceedings,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosure About Market Risk” in our 2022 Annual Report and in the corresponding sections of this Quarterly Report on Form 10-Q, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, and June 30, 2023, as well as those described from time to time in our other periodic reports filed with the SEC.

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

Critical Accounting Estimates and Assumptions

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023, are consistent with those discussed in our 2022 Annual Report in the section under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Assumptions.”

Recent Accounting Pronouncements

For more information regarding the impact that recent accounting standards and amendments will have on our consolidated financial statements, refer to Note 2 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues,” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three and nine months ended September 30, 2023, as compared to the same periods for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

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

Results of Operations

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022

Total Company. The following table presents total Company revenue by operating segment:

	For the Three Months Ended September 30,
Net Revenue (dollars in thousands)	2023	2022	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$837,160	$764,990	$72,170	9.4%	1.0%	—	8.4%
United States	573,830	530,758	43,072	8.1%	—	—	8.1%
International	263,330	234,232	29,098	12.4%	3.4%	—	9.0%

Water	44,450	40,840	3,610	8.8%	1.2%	1.1%	6.6%
United States	22,804	20,940	1,864	8.9%	—	0.7%	8.2%
International	21,646	19,900	1,746	8.8%	2.4%	1.5%	4.9%

LPD	29,747	28,452	1,295	4.6%	2.5%	—	2.0%
United States	5,040	4,452	588	13.2%	—	—	13.2%
International	24,707	24,000	707	2.9%	2.9%	—	—

Other	4,170	7,379	(3,209)	(43.5%)	0.1%	—	(43.5%)

Total Company	$915,527	$841,661	$73,866	8.8%	1.1%	0.1%	7.6%
United States	603,046	560,292	42,754	7.6%	—	—	7.6%
International	312,481	281,369	31,112	11.1%	3.3%	0.1%	7.7%

(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in organic revenue reflects higher realized prices and demand for companion animal diagnostics globally, supported by higher CAG Diagnostics recurring revenue. Increases in our subscription-based veterinary software and diagnostic imaging services also contributed to higher revenue. Higher revenue in our Water business was primarily due to higher realized prices, as well as the benefit of an acquisition in the third quarter of 2022. The increase in LPD revenue was primarily due to higher realized prices and to volume growth in North and South America, partially offset by lower herd health screening revenues. The decrease in Other revenue reflects lower sales of OPTI COVID-19 PCR testing products and services, and lower volumes of our OPTI Medical instruments and consumables internationally. The impact of foreign currency movements increased total revenue growth by 1.1%.

The following table presents total Company results of operations:

	For the Three Months Ended September 30,				Change
Total Company - Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$915,527		$841,661		$73,866	8.8%
Cost of revenue	367,545		335,035		32,510	9.7%
Gross profit	547,982	59.9%	506,626	60.2%	41,356	8.2%

Operating expenses:
Sales and marketing	135,698	14.8%	130,021	15.4%	5,677	4.4%
General and administrative	89,034	9.7%	83,764	10.0%	5,270	6.3%
Research and development	47,967	5.2%	48,013	5.7%	(46)	(0.1%)
Total operating expenses	272,699	29.8%	261,798	31.1%	10,901	4.2%
Income from operations	$275,283	30.1%	$244,828	29.1%	$30,455	12.4%

Gross Profit. Gross profit increased due to higher revenue, partially offset by a 30 basis point decrease in the gross profit margin. The impact from foreign currency movements decreased the gross profit margin by approximately 60 basis points, including the impact of lower hedge gains in the current year, as compared to the prior year. Excluding the impact of foreign currency movements, the increase in the gross profit margin was primarily due to recurring revenue net price gains, improved software services gross margins, and product mix including effects from lower CAG Diagnostics instrument revenue. These increases were partially offset by higher product and labor costs, which reflect the effects of inflation, as well as investments in productivity initiatives and to support future growth.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs, partially offset by lower meeting and conference costs. General and administrative expense increased primarily due to higher personnel-related and outside services costs. Research and development expense was relatively constant compared to the prior year as increases in personnel-related costs were offset by the favorable comparison to higher project costs in the prior year including the acquisition of certain intellectual property licenses. The overall change in foreign currency exchange rates was not significant to operating expense growth.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Three Months Ended September 30,
Net Revenue (dollars in thousands)	2023	2022	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$733,958	$667,309	$66,649	10.0%	1.1%	—	8.9%
IDEXX VetLab consumables	296,042	262,820	33,222	12.6%	1.2%	—	11.4%
Rapid assay products	87,562	80,542	7,020	8.7%	0.5%	—	8.2%
Reference laboratory diagnostic and consulting services	320,294	295,590	24,704	8.4%	1.0%	—	7.3%
CAG diagnostics services and accessories	30,060	28,357	1,703	6.0%	1.3%	—	4.7%
CAG Diagnostics capital - instruments	32,254	35,176	(2,922)	(8.3%)	1.9%	—	(10.2%)
Veterinary software, services and diagnostic imaging systems	70,948	62,505	8,443	13.5%	0.2%	—	13.3%
Net CAG revenue	$837,160	$764,990	$72,170	9.4%	1.0%	—	8.4%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher realized prices and continued demand globally. The impact of foreign currency movements increased CAG Diagnostics recurring revenue growth by 1.1%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher price realization and volume increases supported by the expansion of our installed base of instruments and our expanded menu of available tests. The impact of foreign currency movements increased revenue growth by 1.2%.

The increase in rapid assay revenue resulted primarily from higher price realization and, to a lesser extent, higher volumes.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to higher price realization and to higher testing volumes in our U.S. labs. Growth in other regions was primarily due to higher price realization, partially offset by lower volumes in international regions, reflecting challenging regional macroeconomic conditions. The impact of foreign currency movements increased revenue growth by 1.0%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the 11% growth in our active installed base of instruments. The impact of foreign currency movements increased revenue growth by 1.3%.

CAG Diagnostics Capital – Instrument Revenue. The decrease in instrument revenue was primarily due to program pricing effects, comparisons to higher prior year instrument placements, and regional mix of instrument placements. The impact of foreign currency movements increased revenue growth by 1.9%.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in veterinary software, services and diagnostic imaging systems revenue was primarily due to higher subscription and services revenue, supported by the expansion in our active installed base, and higher realized prices on service offerings.

The following table presents the CAG segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$837,160		$764,990		$72,170	9.4%
Cost of revenue	337,869		308,656		29,213	9.5%
Gross profit	499,291	59.6%	456,334	59.7%	42,957	9.4%

Operating expenses:
Sales and marketing	123,657	14.8%	119,173	15.6%	4,484	3.8%
General and administrative	78,770	9.4%	72,123	9.4%	6,647	9.2%
Research and development	43,506	5.2%	43,584	5.7%	(78)	(0.2%)
Total operating expenses	245,933	29.4%	234,880	30.7%	11,053	4.7%
Income from operations	$253,358	30.3%	$221,454	28.9%	$31,904	14.4%

Gross Profit. Gross profit increased due to higher revenue, partially offset by a 10 basis point decrease in the gross profit margin. The impact from foreign currency movements decreased the gross profit margin by approximately 40 basis points, including the impact of lower hedge gains in the current year as compared to the prior year. Excluding the impact of foreign currency movements, the increase in the gross profit margin was primarily due to recurring revenue net price gains, the benefit of reference laboratory and operational productivity initiatives, improved software services gross margins, and sales mix including effects from lower CAG Diagnostics instrument revenue. These increases were partially offset by higher product and labor costs, which reflect the effects of inflation, as well as investments in productivity initiatives and to support future growth.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs, partially offset by lower meeting and conference costs. General and administrative expense increased primarily due to higher personnel-related costs. Research and development expense was relatively constant compared to the prior year as increases in personnel-related costs were offset by the favorable comparison to higher project costs in the prior year including the acquisition of certain intellectual property licenses. The overall change in foreign currency exchange rates was not significant to operating expense growth.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$44,450		$40,840		$3,610	8.8%
Cost of revenue	13,416		11,434		1,982	17.3%
Gross profit	31,034	69.8%	29,406	72.0%	1,628	5.5%

Operating expenses:
Sales and marketing	5,345	12.0%	4,645	11.4%	700	15.1%
General and administrative	4,125	9.3%	3,747	9.2%	378	10.1%
Research and development	1,236	2.8%	1,090	2.7%	146	13.4%
Total operating expenses	10,706	24.1%	9,482	23.2%	1,224	12.9%
Income from operations	$20,328	45.7%	$19,924	48.8%	$404	2.0%

Revenue. The increase in revenue was primarily due to higher realized prices. The impact of foreign currency movements increased revenue by approximately 1.2%. The impact of the acquisition completed during the third quarter of 2022 increased revenue growth by 1.1%.

Gross Profit. Gross profit increased due to higher revenue, partially offset by a 220 basis point decrease in the gross profit margin. The impact from foreign currency movements decreased the gross profit margin by approximately 170 basis points, including the impact of lower hedge gains in the current year compared to the prior year. Excluding the impact of foreign currency movements, the decrease in the gross profit margin was primarily due to higher product costs, partially offset by higher realized prices.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs. General and administrative expense increased primarily due to higher personnel-related costs related to our acquisition in the prior year. Research and development expense increased primarily due to higher personnel-related and project costs. The overall change in foreign currency exchange rates resulted in an increase in operating expense growth by approximately 1%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$29,747		$28,452		$1,295	4.6%
Cost of revenue	13,911		10,990		2,921	26.6%
Gross profit	15,836	53.2%	17,462	61.4%	(1,626)	(9.3%)

Operating expenses:
Sales and marketing	6,253	21.0%	5,783	20.3%	470	8.1%
General and administrative	4,199	14.1%	4,231	14.9%	(32)	(0.8%)
Research and development	2,979	10.0%	2,968	10.4%	11	0.4%
Total operating expenses	13,431	45.2%	12,982	45.6%	449	3.5%
Income from operations	$2,405	8.1%	$4,480	15.7%	$(2,075)	(46.3%)

Revenue. The increase in revenue was primarily due to higher realized prices, as well as higher volumes in swine, poultry, and ruminant testing in North and South America, partially offset by lower herd health screening revenues related to reduced live animal imports by China. The favorable impact of foreign currency movements increased revenue growth by 2.5%.

Gross Profit. The decrease in gross profit was primarily due to an 820 basis point decrease in the gross profit margin, partially offset by higher revenue. The impact from foreign currency movements decreased the gross profit margin by approximately 580 basis points, including the impact of lower hedge gains in the current year as compared to the prior year. Excluding the impact of foreign currency movements, the decrease in the gross profit margin was primarily due to higher product costs and unfavorable sales mix impacts related to lower herd health screening volumes, partially offset by higher realized prices.

Operating Expenses. Sales and marketing expense increased primarily due to increases in personnel-related costs. General and administrative expense and research and development costs were relatively constant compared to the prior year. The overall change in foreign currency exchange rates resulted in an increase in operating expense growth by approximately 1%.

Other

The following table presents the Other results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$4,170		$7,379		$(3,209)	(43.5%)
Cost of revenue	2,349		3,955		(1,606)	(40.6%)
Gross profit	1,821	43.7%	3,424	46.4%	(1,603)	(46.8%)

Operating expenses:
Sales and marketing	443	10.6%	420	5.7%	23	5.5%
General and administrative	1,940	46.5%	3,663	49.6%	(1,723)	(47.0%)
Research and development	246	5.9%	371	5.0%	(125)	(33.7%)
Total operating expenses	2,629	63.0%	4,454	60.4%	(1,825)	(41.0%)
Income from operations	$(808)	(19.4%)	$(1,030)	(14.0%)	$222	(21.6%)

Revenue. The decrease in revenue was primarily due to lower sales of OPTI COVID-19 PCR testing products and services in the U.S., following our discontinuation of active marketing of such products and services in the first quarter of 2023, and lower volumes of our OPTI Medical instruments and consumables internationally, partially offset by higher realized prices.

Gross Profit. Gross profit decreased due to lower sales volume and a 270 basis point decrease in the gross profit margin. The decrease in the gross profit margin was primarily due to higher product costs and unfavorable sales mix impacts from lower OPTI COVID-19 PCR testing volumes, partially offset by higher realized prices. The overall change in foreign currency exchange rates did not have a significant impact on gross profit.

Operating Expenses. General and administrative expense decreased primarily due to lower foreign exchange losses on settlements of foreign currency denominated transactions, as compared to the prior year. Foreign exchange losses on settlements for all operating segments are reported within Other. Research and development expense decreased primarily due to lower product development costs related to human medical diagnostic products.

Non-Operating Items

Interest Expense. Interest expense was $8.6 million for the three months ended September 30, 2023, as compared to $11.0 million for the same period in the prior year. The decrease in interest expense was primarily due to lower average debt levels, partially offset by higher interest rates.

Provision for Income Taxes. Our effective income tax rate was 20.8% for the three months ended September 30, 2023, as compared to 22.7% for the three months ended September 30, 2022. The decrease in our effective tax rate was primarily due to a comparative increase in the tax rate benefits related to share-based compensation and, to a lesser extent, research and development tax credits and geographical income mix.

Results of Operations

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022

Total Company. The following table presents total Company revenue by operating segment:

	For the Nine Months Ended September 30,
Net Revenue (dollars in thousands)	2023	2022	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$2,531,091	$2,310,261	$220,830	9.6%	(0.5%)	—	10.1%
United States	1,732,752	1,563,150	169,602	10.8%	—	—	10.8%
International	798,339	747,111	51,228	6.9%	(1.6%)	—	8.5%

Water	126,362	116,406	9,956	8.6%	(0.9%)	1.5%	8.0%
United States	63,932	58,304	5,628	9.7%	—	0.7%	8.9%
International	62,430	58,102	4,328	7.4%	(1.8%)	2.2%	7.0%

LPD	88,866	89,211	(345)	(0.4%)	(0.7%)	—	0.3%
United States	14,005	12,054	1,951	16.2%	—	—	16.2%
International	74,861	77,157	(2,296)	(3.0%)	(0.8%)	—	(2.2%)

Other	13,033	22,878	(9,845)	(43.0%)	—	—	(43.0%)

Total Company	$2,759,352	$2,538,756	$220,596	8.7%	(0.6%)	0.1%	9.2%
United States	1,815,066	1,646,023	169,043	10.3%	—	—	10.2%
International	944,286	892,733	51,553	5.8%	(1.5%)	0.1%	7.2%

(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in organic revenue reflects growth in CAG Diagnostics recurring revenue, including benefits from higher realized prices globally and higher demand in the U.S. for companion animal diagnostics across modalities. Increases in our subscription-based veterinary software and diagnostic imaging services also contributed to higher revenue. Higher revenue in our Water business was primarily due to higher realized prices and higher testing volumes in certain international regions, as well as the benefit of an acquisition in the third quarter of 2022. The decline in our LPD business was primarily due to lower herd health screening volume, partially offset by higher realized prices and volume growth in North and South America. The decrease in Other revenue reflects lower sales of OPTI COVID-19 PCR testing products and services, and lower volumes of our OPTI Medical instruments and consumables. The impact of foreign currency movements decreased total revenue growth by 0.6%.

The following table presents total Company results of operations:

	For the Nine Months Ended September 30,				Change
Total Company - Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$2,759,352		$2,538,756		$220,596	8.7%
Cost of revenue	1,095,549		1,019,345		76,204	7.5%
Gross profit	1,663,803	60.3%	1,519,411	59.8%	144,392	9.5%

Operating expenses:
Sales and marketing	424,034	15.4%	392,570	15.5%	31,464	8.0%
General and administrative	248,804	9.0%	243,201	9.6%	5,603	2.3%
Research and development	139,139	5.0%	211,402	8.3%	(72,263)	(34.2%)
Total operating expenses	811,977	29.4%	847,173	33.4%	(35,196)	(4.2%)
Income from operations	$851,826	30.9%	$672,238	26.5%	$179,588	26.7%

Gross Profit. Gross profit increased due to higher revenue and a 50 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to recurring revenue net price gains, the benefit of reference laboratory and operational productivity initiatives, improved software services gross margins, and product mix including effects from lower CAG Diagnostics instrument revenue. These increases were partially offset by higher product and labor costs, which reflect the effects of inflation, as well as investments in productivity initiatives and to support future growth. The impact from foreign currency movements decreased the gross profit margin by approximately 60 basis points, including the impact of lower hedge gains in the current year as compared to the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs, including investments in our global commercial capability. General and administrative expense increased primarily due to higher personnel-related costs, partially offset by a $16 million customer contract resolution payment recognized during the first quarter of 2023. Research and development expense decreased primarily due to the comparison to the prior year acquisition of rights to use certain technology for $84 million, partially offset by higher personnel-related costs. The overall change in foreign currency exchange rates was not significant to operating expense growth.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Nine Months Ended September 30,
Net Revenue (dollars in thousands)	2023	2022	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$2,223,336	$2,017,532	$205,804	10.2%	(0.6%)	—	10.8%
IDEXX VetLab consumables	890,891	796,072	94,819	11.9%	(0.8%)	—	12.7%
Rapid assay products	266,934	242,542	24,392	10.1%	(0.4%)	—	10.4%
Reference laboratory diagnostic and consulting services	973,580	894,795	78,785	8.8%	(0.4%)	—	9.2%
CAG diagnostics services and accessories	91,931	84,123	7,808	9.3%	(0.8%)	—	10.1%
CAG Diagnostics capital - instruments	99,452	108,400	(8,948)	(8.3%)	(0.4%)	—	(7.8%)
Veterinary software, services and diagnostic imaging systems	208,303	184,329	23,974	13.0%	(0.3%)	—	13.3%
Net CAG revenue	$2,531,091	$2,310,261	$220,830	9.6%	(0.5%)	—	10.1%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher realized prices and higher demand in the U.S. for companion animal diagnostics across modalities. International volume growth was constrained by macroeconomic conditions. The impact of foreign currency movements decreased CAG Diagnostics recurring revenue growth by 0.6%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher price realization and volume increases supported by the expansion of our installed base of instruments and our expanded menu of available tests. The impact of foreign currency movements decreased revenue growth by 0.8%.

The increase in rapid assay revenue resulted primarily from higher price realization and, to a lesser extent, growth in SNAP 4Dx Plus volumes.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to higher price realization and to higher testing volumes in our U.S. labs. Growth in other regions was primarily due to higher price realization, partially offset by lower volumes in international regions, reflecting challenging regional macroeconomic conditions. The impact of foreign currency movements decreased revenue growth by 0.4%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the 11% growth in our active installed base of instruments. The impact of foreign currency movements decreased revenue growth by 0.8%.

CAG Diagnostics Capital – Instrument Revenue. The decrease in instrument revenue was primarily due to program pricing effects and regional mix of instrument placements, partially offset by higher premium instrument placements. The impact of foreign currency movements decreased revenue growth by 0.4%

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in veterinary software, services and diagnostic imaging systems revenue was primarily due to higher subscription and services revenue, supported by the expansion in our active installed base, and higher realized prices on service offerings.

The following table presents the CAG segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$2,531,091		$2,310,261		$220,830	9.6%
Cost of revenue	1,007,334		938,574		68,760	7.3%
Gross profit	1,523,757	60.2%	1,371,687	59.4%	152,070	11.1%

Operating expenses:
Sales and marketing	387,695	15.3%	359,732	15.6%	27,963	7.8%
General and administrative	219,758	8.7%	213,083	9.2%	6,675	3.1%
Research and development	125,687	5.0%	197,767	8.6%	(72,080)	(36.4%)
Total operating expenses	733,140	29.0%	770,582	33.4%	(37,442)	(4.9%)
Income from operations	$790,617	31.2%	$601,105	26.0%	$189,512	31.5%

Gross Profit. Gross profit increased primarily due to higher revenue, as well as an 80 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to recurring revenue net price gains, the benefit of reference laboratory and operational productivity initiatives, improved software services gross margins, and product mix including effects from lower CAG Diagnostics instrument revenue. These increases were partially offset by higher product and labor costs, which reflect the effects of inflation, as well as investments in productivity initiatives and to support future growth. The impact from foreign currency movements decreased the gross profit margin by approximately 40 basis points, including the impact of lower hedge gains in the current year as compared to the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs, including investments in our global commercial capability. General and administrative expense increased due to higher personnel-related costs, partially offset by a $16 million customer contract resolution payment recognized during the first quarter of 2023. Research and development expense decreased primarily due to the comparison to the prior year acquisition of rights to use certain technology for $84 million, partially offset by higher personnel-related costs. The overall change in foreign currency exchange rates was not significant to operating expense growth.

Water

The following table presents the Water segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$126,362		$116,406		$9,956	8.6%
Cost of revenue	37,741		33,904		3,837	11.3%
Gross profit	88,621	70.1%	82,502	70.9%	6,119	7.4%

Operating expenses:
Sales and marketing	15,814	12.5%	13,954	12.0%	1,860	13.3%
General and administrative	12,054	9.5%	10,652	9.2%	1,402	13.2%
Research and development	3,634	2.9%	3,398	2.9%	236	6.9%
Total operating expenses	31,502	24.9%	28,004	24.1%	3,498	12.5%
Income from operations	$57,119	45.2%	$54,498	46.8%	$2,621	4.8%

Revenue. The increase in revenue was due to higher realized prices and, to a lesser extent, higher volumes. The impact of foreign currency movements decreased revenue growth by 0.9%. The impact of the acquisition completed during the third quarter of 2022 increased revenue growth by 1.5%.

Gross Profit. Gross profit increased due to higher revenue, partially offset by an 80 basis point decrease in the gross profit margin. The impact from foreign currency movements decreased the gross profit margin by approximately 150 basis points, including the impact of lower hedge gains in the current year compared to the prior year. Excluding the impact of foreign currency movements, the increase in the gross profit margin was primarily due to higher realized prices, partially offset by higher product costs.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs. General and administrative expense increased primarily due to higher personnel-related costs related to our acquisition in the prior year. Research and development expense increased primarily due to higher personnel-related and project costs, partially offset by lower third-party costs. The overall change in foreign currency exchange rates resulted in a decrease in operating expense growth by approximately 1%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$88,866		$89,211		$(345)	(0.4%)
Cost of revenue	41,891		35,206		6,685	19.0%
Gross profit	46,975	52.9%	54,005	60.5%	(7,030)	(13.0%)

Operating expenses:
Sales and marketing	19,153	21.6%	17,567	19.7%	1,586	9.0%
General and administrative	13,075	14.7%	12,924	14.5%	151	1.2%
Research and development	9,083	10.2%	9,067	10.2%	16	0.2%
Total operating expenses	41,311	46.5%	39,558	44.3%	1,753	4.4%
Income from operations	$5,664	6.4%	$14,447	16.2%	$(8,783)	(60.8%)

Revenue. Revenue decreased primarily due to lower herd health screening revenues related to reduced live animal imports by China, partially offset by higher realized prices and higher volumes in swine, poultry, and ruminant testing in certain regions. The unfavorable impact of foreign currency movements decreased revenue growth by 0.7%.

Gross Profit. The decrease in gross profit was primarily due to a 760 basis point decrease in the gross profit margin and lower sales volumes. The impact from foreign currency movements decreased the gross profit margin by approximately 450 basis points, including the impact of hedge losses in the current year compared to hedge gains in the prior year. Excluding the impact of foreign currency movements, the decrease in the gross profit margin was primarily due to higher product costs and, to a lesser extent, unfavorable sales mix, partially offset by higher realized prices.

Operating Expenses. Sales and marketing expense increased primarily due to increases in personnel-related costs. General and administrative and research and development expenses were relatively constant compared to the prior year. The overall change in foreign currency exchange rates was not significant to operating expense growth.

Other

The following table presents the Other results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$13,033		$22,878		$(9,845)	(43.0%)
Cost of revenue	8,583		11,661		(3,078)	(26.4%)
Gross profit	4,450	34.1%	11,217	49.0%	(6,767)	(60.3%)

Operating expenses:
Sales and marketing	1,372	10.5%	1,317	5.8%	55	4.2%
General and administrative	3,917	30.1%	6,542	28.6%	(2,625)	(40.1%)
Research and development	735	5.6%	1,170	5.1%	(435)	(37.2%)
Total operating expenses	6,024	46.2%	9,029	39.5%	(3,005)	(33.3%)
Income from operations	$(1,574)	(12.1%)	$2,188	9.6%	$(3,762)	(171.9%)

Revenue. The decrease in revenue was primarily due to lower sales of OPTI COVID-19 PCR testing products and services in the U.S., following our discontinuation of active marketing of such products and services in the first quarter of 2023, and lower volumes of our OPTI Medical instruments and consumables, partially offset by higher realized prices.

Gross Profit. Gross profit decreased due to lower sales volume and a 1,490 basis point decrease in the gross profit margin. The decrease in the gross profit margin was primarily due to higher product costs and unfavorable sales mix impacts from lower OPTI COVID-19 PCR testing volumes, partially offset by higher realized prices. The overall change in foreign currency exchange rates did not have a significant impact on gross profit.

Operating Expenses. General and administrative expense decreased primarily due to lower foreign exchange losses on settlements of foreign currency denominated transactions, as compared to the prior year. Foreign exchange losses on settlements for all operating segments are reported within Other. Research and development expense decreased primarily due to lower product development costs related to human medical diagnostic products.

Non-Operating Items

Interest Expense. Interest expense was $32.3 million for the nine months ended September 30, 2023, as compared to $26.3 million for the same period in the prior year. The increase in interest expense was primarily due to higher interest rates, partially offset by lower average debt levels.

Provision for Income Taxes. Our effective income tax rate was 20.8% for the nine months ended September 30, 2023, compared to 21.6% for the nine months ended September 30, 2022. The decrease in our effective tax rate was primarily due to geographical income mix and, to a lesser extent, a comparative increase in the tax rate benefits related to share-based compensation.

Liquidity and Capital Resources

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. We generate cash primarily through the payments made by customers for our companion animal veterinary, livestock, poultry, dairy, and water products and services, consulting services, and other various systems and services. Our cash disbursements are primarily related to compensation and benefits for our employees, inventory and supplies, taxes, research and development, capital expenditures, rents, occupancy-related charges, interest expense, and business acquisitions. As of September 30, 2023, we had $331.7 million of cash and cash equivalents, as compared to $112.5 million as of December 31, 2022. Working capital totaled $414.0 million as of September 30, 2023, as compared to negative $134.3 million as of December 31, 2022. The change in working capital is primarily due to lower outstanding borrowings under our Credit Facility and higher cash balances. As of September 30, 2023, we had borrowing availability of $998.5 million under our $1.25 billion Credit Facility, with $250.0 million in outstanding borrowings under the Credit Facility. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital than is generated by our operations, for example, to fund significant discretionary activities, we could elect to raise capital through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and cash equivalents are generally available without restrictions to fund ordinary business operations outside the U.S.
The following table presents cash and cash equivalents held domestically and by our foreign subsidiaries:

Cash and cash equivalents (dollars in thousands)	September 30, 2023	December 31, 2022

U.S.	$212,401	$16,112
Foreign	119,295	96,434
Total	$331,696	$112,546

Total cash and cash equivalents held in U.S. dollars by our foreign subsidiaries	$10,343	$6,647
Of the $331.7 million of cash and cash equivalents held as of September 30, 2023, approximately $165.9 million was held as bank deposits at a diversified group of institutions, primarily systemically important banks, and $165.8 million was held in a U.S. government money market fund. As of December 31, 2022, more than 99% of our cash was held as bank deposits at a diversified group of institutions, primarily systemically important banks. Cash and cash equivalents as of September 30, 2023, included approximately $2.0 million in cash denominated in non-U.S. currencies held in countries with currency control restrictions, which limit our ability to transfer funds outside of the countries in which they are held. The currency control restricted cash is generally available for use within the country where it is held.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022

Days sales outstanding (1)	45.6	43.9	42.9	43.4	43.4
Inventory turns (2)	1.3	1.3	1.3	1.3	1.3

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

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Nine Months Ended September 30,
(dollars in thousands)	2023	2022	Change

Net cash provided by operating activities	$656,659	$369,556	$287,103
Net cash used by investing activities	(94,819)	(146,121)	51,302
Net cash used by financing activities	(340,152)	(254,216)	(85,936)
Net effect of changes in exchange rates on cash	(2,538)	(14,497)	11,959
Net change in cash and cash equivalents	$219,150	$(45,278)	$264,428

Operating Activities. The increase in cash provided by operating activities of $287.1 million was driven primarily by an increase in net income, in part due to the comparison to the prior year acquisition of rights to use certain licensed technology that resulted in higher research and development expenses, and to changes in other assets and liabilities. The following table presents cash flow impacts from changes in operating assets and liabilities:

	For the Nine Months Ended September 30,
(dollars in thousands)	2023	2022	Change

Accounts receivable	$(54,557)	$(35,061)	$(19,496)
Inventories	(31,647)	(99,621)	67,974
Accounts payable	(6,799)	(3,930)	(2,869)
Deferred revenue	(3,347)	(3,419)	72
Other assets and liabilities	(17,902)	(87,566)	69,664
Total change in cash due to changes in operating assets and liabilities	$(114,252)	$(229,597)	$115,345

Cash used decreased due to changes in operating assets and liabilities during the nine months ended September 30, 2023, as compared to the same period in the prior year, by approximately $115.3 million. The increase in cash used by accounts receivable was primarily due to higher revenue growth during the current period. The decrease in cash used by inventories was primarily due to inventory increases during the prior year to mitigate supply chain risks and support demand. The decrease of cash used for other assets and liabilities was primarily due to higher non-cash operating expenses recorded as accrued liabilities for personnel-related costs and lower annual employee incentive program payments in the current year, and lower tax payments in the current year, as compared to the same period in the prior year, partially offset by milestone payments to license intellectual property made during the current year.

We have historically experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

Investing Activities. Cash used by investing activities was $94.8 million for the nine months ended September 30, 2023, as compared to $146.1 million for the same period in the prior year. The decrease in cash used by investing activities was primarily due to the comparison to the prior year equity investment and acquisition of intangible assets.

Our total capital expenditure outlook for 2023 is estimated to be between $160 million and $180 million, which includes capital investments to support growth in manufacturing and operations facilities and in customer-facing software.

Financing Activities. Cash used by financing activities was $340.2 million for the nine months ended September 30, 2023, as compared to $254.2 million of cash used for the same period in the prior year. The increase in cash used by financing activities was primarily due to $329.0 million cash used for repayments under our Credit Facility in the current year, compared to borrowings of $559.5 million under our Credit Facility in the prior year. The increase in cash used by financing activities was partially offset by $745.7 million cash used to repurchase our common stock in the prior year, as compared to $35.1 million of repurchases in the current year, and by cash used to pay our $75.0 million 2022 Series A Notes in the prior year.

Under our Credit Facility, the net borrowing activity during the nine months ended September 30, 2023, as compared to the same period in the prior year, decreased $888.5 million. As of September 30, 2023, we had $250.0 million in outstanding borrowings under the Credit Facility. The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test.

During the nine months ended September 30, 2023, we purchased $35.1 million of shares of our common stock. During the nine months ended September 30, 2022, we purchased $745.7 million of shares of our common stock. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders, and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing and deployment activities, as well as share price and prevailing interest rates. Refer to Note 12 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

In February 2022, we paid off our $75.0 million 2022 Series A Notes with cash provided by operations and financing activities. The aggregate principal amounts of our 2023 Series A Notes will become due and payable on December 11, 2023 and we anticipate paying off our 2023 Series A Notes for $75.0 million when due in December 2023 with cash provided by operations. The aggregate principal amounts of our 2024 Series B Notes will become due and payable on July 21, 2024 and we anticipate paying off our 2024 Series B Notes for $75.0 million when due in July 2024 with cash provided by operations.

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

Financial Covenant. The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, non-recurring transaction expenses incurred in connection with acquisitions, share-based compensation expense, and certain other non-cash losses and charges (“Adjusted EBITDA”), as defined in the Senior Note Agreement and Credit Facility, not to exceed 3.5-to-1. As of September 30, 2023, we were in compliance with such covenant. The following details our consolidated leverage ratio calculation:

(dollars in thousands)	Twelve Months Ended
Trailing 12 Months Adjusted EBITDA:	September 30, 2023

Net income attributable to stockholders (as reported)	$822,728
Interest expense	45,863
Provision for income taxes	211,995
Depreciation and amortization	113,891
Acquisition-related expense	80
Share-based compensation expense	57,795
Extraordinary and other non-recurring non-cash charges	—
Adjusted EBITDA	$1,252,352

Debt to Adjusted EBITDA Ratio:	September 30, 2023

Credit facility	$250,000
Current and long-term portions of long-term debt	768,803
Total debt	1,018,803
Acquisition-related contingent consideration payable	1,543
Financing leases	—
Deferred financing costs	332
Gross debt	$1,020,678
Gross debt to Adjusted EBITDA ratio	0.82

Less: Cash and cash equivalents	$331,696
Net debt	$688,982
Net debt to Adjusted EBITDA ratio	0.55

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies, and guarantees as of September 30, 2023, are described in Note 16 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Impacts. Approximately 21% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies for both the three and nine months ended September 30, 2023, as compared to approximately 20% and 21% for the three and nine months ended September 30, 2022, respectively. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated costs and expenses and foreign currency denominated supply contracts partially offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. dollar denominated revenues.

Our foreign currency exchange impacts on operating results are comprised of three components: 1) local currency revenues and expenses; 2) the impact of hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary.

The following table presents the estimated foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share for the current period and as compared to the respective prior-year period:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022

Revenue impact	$9,044	$(34,901)	$(13,481)	$(77,562)

Operating profit impact, excluding hedge activity and exchange impacts on settlement of foreign currency denominated transactions	$4,541	$(16,180)	$(8,522)	$(38,888)
Hedge gains - current period	1,273	8,635	1,723	16,652
Exchange (losses) on settlements of foreign currency denominated transactions - current period	(1,396)	(3,036)	(2,071)	(4,643)
Operating profit impact - current period	$4,418	$(10,581)	$(8,870)	$(26,879)

Hedge (gains) losses - prior period	(8,635)	1,583	(16,652)	6,728
Exchange losses on settlement of foreign currency denominated transactions - prior period	3,036	838	4,643	1,762
Operating profit impact - as compared to prior period	$(1,181)	$(8,160)	$(20,879)	$(18,389)

Diluted earnings per share impact - as compared to prior period	$(0.01)	$(0.07)	$(0.19)	$(0.17)

At our current foreign currency exchange rate assumptions, we anticipate that the effect of a weaker U.S. dollar for the remainder of the year, as compared to the respective prior-year period, will have a net unfavorable impact on our operating results for the remainder of the year ending December 31, 2023, by increasing our revenues by approximately $2 million, and decreasing our operating profit and diluted earnings per share by approximately $6 million and $0.06 per share, respectively. This unfavorable year-over-year currency impact to our operating profit includes foreign currency hedging activity, which is expected to decrease our total operating profit by approximately $6 million and $0.05 per share for the remainder of the year ending December 31, 2023. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimates assume that the value of the U.S. dollar will reflect the euro at $1.05, the British pound at $1.21, the Canadian dollar at $0.73, and the Australian dollar at $0.63; and the Japanese yen at ¥151, the Chinese renminbi at RMB 7.40, and the Brazilian real at R$5.14 relative to the U.S. dollar for the remainder of 2023.

Based on projected revenues and expenses for the remainder of 2023, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1% strengthening of the U.S. dollar would reduce revenue by approximately $3 million and operating income by approximately $1 million, net of hedge positions.

Interest Rate Impacts. We entered into an interest rate swap to manage the effect of variable interest obligations on amounts borrowed under the terms of the Credit Facility. Beginning on March 31, 2023, the variable interest rate associated with $250.0 million of borrowings outstanding under the Credit Facility became effectively fixed at 3.9%, plus the applicable credit spread, through October 20, 2025. Borrowings outstanding under the Credit Facility at September 30, 2023, were $250.0 million. We have designated the interest rate swap as a cash flow hedge. For more information regarding our interest rate swap, refer to “Part I, Item 1. Financial Statements, Note 19. Hedging Instruments.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2023, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

July 1 to July 31, 2023	59,425		$536.64	59,425	2,969,817
August 1 to August 31, 2023	6,287		$528.79	6,000	2,963,817
September 1 to September 30, 2023	168		$511.29	—	2,963,817
Total	65,880	(2)		65,425	2,963,817

(1)On August 13, 1999, our Board of Directors approved and announced the repurchase of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The authorization has been increased by the Board of Directors on numerous occasions; most recently, on February 12, 2020, the maximum level of shares that may be repurchased under the program was increased from 68 million to 73 million shares. There is no specified expiration date for this share repurchase program. There were no other repurchase programs outstanding during the three months ended September 30, 2023, and no share repurchase programs expired during the period. There were 65,425 share repurchases made during the three months ended September 30, 2023, in transactions made pursuant to our share repurchase program.

(2)During the three months ended September 30, 2023, we received 455 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

The total shares repurchased include shares surrendered for employee statutory tax withholding. Refer to Note 12 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Item 5. Other Information

Rule 10b5-1 Trading Plan Elections

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

Exhibit No.	Description

10.1*	Letter agreement between Ortho-Clinical Diagnostics, Inc., IDEXX B.V. and IDEXX Operations, Inc. dated July 28, 2023.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial and related information from IDEXX Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.

* Certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: November 1, 2023	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)