Form 10-K
period 2023-12-31
IDEXX LABORATORIES INC /DE
filed 2024-02-22
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Based on the closing sale price on June 30, 2023 of the registrant’s Common Stock, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the NASDAQ Global Select Market, the aggregate market value of the voting stock held by non-affiliates of the registrant was $41,325,387,624. For these purposes, the registrant considers its directors and executive officers to be its only affiliates.
The number of shares outstanding of the registrant’s Common Stock was 83,089,381 on February 12, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Part III—Specifically identified portions of the Company’s definitive Proxy Statement to be filed in connection with the Company’s 2024 annual meeting of stockholders (the “2024 Annual Meeting”), to be held on May 6, 2024, are incorporated herein by reference.

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

Term/Abbreviation	Definition

AI	Artificial intelligence
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAG	Companion Animal Group, a reporting segment that provides veterinarians diagnostic products and services and information management solutions that enhance the health and well-being of pets.
cGMP	The FDA’s current Good Manufacturing Practice regulations.
Clinical visits	The reason for the visit involves an interaction between a clinician and a pet.
Credit Facility	Our $1.25 billion five-year unsecured credit facility under an amended and restated credit agreement; consisting of i) $1 billion revolving credit facility, also referred to as line of credit, and ii) $250 million three-year term loan.
Customer commitment arrangements	Customer contractual arrangements offer customers incentives in exchange for multi-year commitments to purchase annual minimum amounts of products and services.
ELISA	Enzyme-linked immunosorbent assay
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share, if not specifically stated, EPS refers to earnings per share on a diluted basis.
EU	European Union
FASB	U.S. Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Instrument rebate programs	Our customer instrument rebate programs, previously referred to as IDEXX Instrument Marketing Programs, which require an instrument purchase and provide customers the opportunity to earn future rebates based on the volume of products and services they purchase over the term of the program.
IVLS	IDEXX VetLab Station, connects and integrates the diagnostic information from all the IDEXX VetLab analyzers and thus provides reference laboratory information management system capability.
Kits and consumables	Rapid assay kits and IDEXX VetLab consumables
LPD	Livestock, Poultry and Dairy, a reporting segment that provides diagnostic products and services for livestock and poultry health and ensures the quality and safety of milk and improves producer efficiency.
OCI	Other comprehensive income or loss
OPTI Medical
OPTI Medical Systems, Inc., a wholly owned subsidiary of IDEXX Laboratories Inc., located in Roswell, Georgia. This business provides point-of-care and laboratory diagnostics (including electrolyte and blood gas analyzers and related consumable products) for the human medical diagnostics sector. The Roswell facility also manufactures electrolytes slides (instrument consumables) to run Catalyst One®, Catalyst Dx®, and blood gas analyzers and consumables for the veterinary market; also referred to as OPTI.

Organic revenue growth
A non-GAAP financial measure that represents the percentage change in revenue, compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies.

Ortho	Ortho Clinical Diagnostics, Inc., a subsidiary of QuidelOrtho Corporation, a supplier of dry slide consumables used in our Catalyst One and Catalyst Dx Chemistry Analyzers and VetTest Chemistry Analyzer.
Prime rate	The prime rate is an interest rate determined by individual banks. It is often used as a reference rate for many types of loans.
PACS	Picture archiving and communication software, our software solution for accessing, storing, and sharing diagnostic images.
PCR	Polymerase chain reaction, a technique used to amplify small segments of DNA.
R&D	Research and Development
Reagent rentals	Instruments being placed at customer sites at little or no cost in exchange for a long-term customer commitment to purchase instrument consumables.
Reported revenue growth	The percentage change in revenue reported in accordance with U.S. GAAP, compared to the same period in the prior year.

S&P	Standard & Poor’s
S&P 500 Health Care Index	The index for the S&P 500 Health Care (U.S. companies) measures the performance of companies that are classified as members in the Global Industry Classification Standard of health care services sub-industry.
S&P 500 Index	The S&P 500 Index is a U.S. stock market index based on the market capitalization of 500 large companies having common stock listed on the New York Stock Exchange or NASDAQ, including IDEXX.
SaaS	Software-as-a-service
SDMA	Symmetrical dimethyl arginine, a biomarker that detects kidney disease.
SEC	U.S. Securities and Exchange Commission
Senior Note Agreements	Note purchase agreements for the private placement of senior notes, referred to as senior notes or long-term debt.
SOFR	The secured overnight financing rate as administered by the Federal Reserve Board of New York (or a successor administrator of the secured overnight financing rate)
U.S. GAAP	Accounting principles generally accepted in the United States of America
USDA	U.S. Department of Agriculture
Water	Water, a reporting segment that provides water microbiology testing products.

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

Our name, logo and the following terms used in this Annual Report on Form 10-K are either registered trademarks or trademarks of IDEXX Laboratories, Inc. in the United States and/or other countries: 4Dx®, Alertys®, Animana®, Catalyst Dx®, Catalyst One®, Coag Dx™, Colilert®, Colisure®, Cornerstone®, DVMAX®, Enterolert®, ezyVet®, Feline Triple®, Filta-Max®, Filta-Max xpress®, IDEXX DecisionIQ™, IDEXX inVue Dx™, IDEXX I-Vision CR®, IDEXX I-Vision DR®, IDEXX I-Vision Mobile™, IDEXX Neo®, IDEXX-PACS™, IDEXX SDMA®, IDEXX VetAutoread™, IDEXX VetLab®, IDEXX VetLab® UA™, LaserCyte®, LaserCyte® Dx, OPTI®, Pet Health Network®, Petly® Plans, ProCyte Dx®, Pseudalert®, Quanti-Tray®, rVetLink®, SediVue Dx®, SNAP®, SNAPduo®, SNAP Pro®, SNAPshot Dx®, TECTA®, VetConnect®, VetLINK®, VetLyte®, Vet Radar®, VetStat®, and VetTest®. VetAutoread is a trademark of QBC Diagnostics.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2023, contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to, among other things, global trends in companion animal healthcare and demand for our products and services; our expectations regarding supply chain and logistics challenges; our expectations regarding the labor supply; future revenue growth rates; future tax benefits; the impact of tax legislation and regulatory action; revenue recognition timing and amounts; business trends, earnings and other measures of financial performance; the effect of economic downturns and inflation on our business performance; the projected effect of patent and license expirations; the projected impact of foreign currency exchange rates and hedging activities; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; the working capital and liquidity outlook; interest expense; warranty expense; share-based compensation expense; the adoption and projected impact of new accounting standards; critical accounting estimates; deductibility of goodwill; future commercial and operational efforts; future incorporation of artificial intelligence into our products, services and business processes; future product launches; projected cost and completion of capital investments; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events, are based on current estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the matters described under the headings “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K. Any forward-looking statements represent our estimates only as of the day this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public and they are subject to the risks and uncertainties described or cross-referenced in this section. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

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

DESCRIPTION OF BUSINESS BY SEGMENT

We operate primarily through three business segments: Companion Animal Group, Water quality products, and Livestock, Poultry and Dairy. Our Other operating segment combines and presents our human medical diagnostic products business with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

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

In-Clinic Diagnostic Solutions. Our in-clinic diagnostic solutions are comprised of our IDEXX VetLab suite of in-clinic chemistry, hematology, immunoassay, urinalysis, and coagulation analyzers, as well as associated consumable products that provide real-time reference lab quality diagnostic results. Certain of these in-clinic analyzers, including the Catalyst One Chemistry analyzer, ProCyte One hematology analyzer, SediVue Dx analyzer, and IDEXX inVue Dx cellular analyzer, utilize proprietary artificial intelligence (“AI”) capabilities in their image capture systems to analyze samples. Our in-clinic diagnostic solutions also include a broad range of single-use, IDEXX SNAP rapid assay test kits that provide quick, accurate, and convenient point-of-care diagnostic test results for a variety of companion animal disease-causing pathogens and health conditions. Additionally, we offer extended maintenance agreements in connection with the sale of our instruments.

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

    Hematology. We sell three hematology analyzers that assess the cellular components of blood, including red blood cells, white blood cells, and platelets (also called a complete blood count). These analyzers include the ProCyte One and ProCyte Dx hematology analyzers. We also sell the Coag Dx analyzer, which permits the detection and diagnosis of blood clotting disorders. We continue to offer consumables to support analyzers that are not actively marketed including the LaserCyte Dx and IDEXX VetAutoread hematology analyzers.

    Rapid Assay. The SNAP rapid assays are single-use, handheld test kits that can work without the use of instrumentation, although many kits may also be activated with results automatically captured and interpreted by the SNAP Pro Analyzer. This device improves medical care by allowing veterinarians to share the test results with the pet owner on the SNAP Pro Analyzer screen, or via VetConnect PLUS. Our SNAPshot Dx analyzer can run multiple patient samples at once. The principal canine SNAP rapid assay tests include SNAP 4Dx Plus, which tests for the seven vector-borne diseases causing pathogens, including Lyme disease as well as canine heartworm, and SNAP Heartworm RT, which tests for heartworm. Sales of our canine vector-borne disease tests are greater in the first half of our fiscal year due to seasonality of disease testing in the veterinary practices in the Northern Hemisphere. The principal feline SNAP rapid assay tests include SNAP Feline Triple, which tests for feline immunodeficiency virus (“FIV”) (which is similar to the virus that leads to AIDS in humans), feline leukemia virus (“FeLV”) and heartworm, and SNAP FIV/FeLV Combo Test, which tests for FIV and FeLV.

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

Integrated Diagnostic Information Management. VetConnect PLUS is a cloud-based technology that enables veterinarians to access and analyze patients’ data from all of IDEXX’s diagnostic modalities. These integrated diagnostic results provide the veterinarian with a visualization of patient-specific information, allowing the veterinarian to easily see and trend diagnostic results, enabling greater medical insight and enhanced decision-making through IDEXX DecisionIQ, an analytical tool incorporated in VetConnect PLUS that utilizes proprietary technology including AI to aid practitioners in making medical diagnoses. In addition, VetConnect PLUS provides instant mobile or browser-based access to results, which can be printed or emailed to pet owners and other veterinarians.

Outside Reference Laboratory Diagnostic and Consulting Services. We offer commercial reference laboratory diagnostic and consulting services to veterinarians in many developed geographies worldwide, including customers in the U.S., Europe, Canada, Australia, Japan, New Zealand, South Africa, and South Korea, through a network of approximately 80 laboratories. Customers use our services by submitting samples by courier or overnight delivery to one of our facilities. Most test results have same-day or next-day turnaround times. Our diagnostic laboratory business also provides health monitoring and diagnostic testing services to biomedical research customers in North America, Europe, and Asia.

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

Veterinary Software and Services & Diagnostic Imaging Systems

Veterinary Software and Services. We develop, market, and sell a portfolio of software and services for independent veterinary clinics and corporate groups. This portfolio includes:

    Practice management systems. Software, hardware, and integrated services that run key functions of veterinary clinics, including managing patient electronic health records, scheduling, client communication, billing, and inventory management. Our practice management systems offerings include cloud-based ezyVet, Animana, IDEXX Neo, and on-premises Cornerstone. To support the software system needs of practices, IDEXX provides integrated services including Payment Solutions, Data Backup & Recovery, and Practice Supplies.

Third-party integrations strengthen our practice management systems value proposition by improving user workflows and can quickly add new functionality to the practice management systems. Our commercial application programming interfaces and partner management processes allow controlled access to the practice management systems platform while providing an enhanced user experience. Our large practice management systems installed base provides access to veterinary channel transaction activity, enabling a syndicated data offering. Industry pharmaceutical and nutrition partners leverage our data to understand channel market performance and to develop behavioral insights.

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

Our diagnostic imaging systems employ picture archiving and communication system (“PACS”) software called IDEXX-PACS, which facilitates radiographic image capture and review. IDEXX Web PACS is our cloud-based software-as-a-service (“SaaS”) offering for viewing, accessing, storing, and sharing multi-modality diagnostic images. IDEXX Web PACS is integrated with Cornerstone, ezyVet, IDEXX Neo, DVMAX, and IDEXX VetConnect PLUS to provide centralized access to diagnostic imaging results alongside patient diagnostic results from any internet-connected device. IDEXX Web PACS uses proprietary AI capabilities to enable optimal sharing, analysis, and storage of diagnostic images.

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

We also offer the IDEXX Tecta System, which is an instrument that automates several steps in water testing workflow.

Livestock, Poultry and Dairy (“LPD”) - LPD provides diagnostic tests, services, and related instrumentation that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to ensure the quality and safety of milk.

Livestock, Poultry, Herd Health Screening and Production Management. Our livestock and poultry diagnostic products are purchased by government and private laboratories that provide testing services to livestock veterinarians, producers, and processors, and also directly by livestock veterinarians and producers. Our principal livestock and poultry diagnostic products include tests for Bovine Viral Diarrhea Virus (“BVDV”), Porcine Reproductive and Respiratory Syndrome (“PRRS”), and African Swine Fever (“ASFV”). BVDV is a common and contagious viral infection that suppresses the immune system, making the animal susceptible to a host of other infections, and impacting beef and dairy production yields as a result. PRRS is a contagious virus causing reproductive problems and respiratory diseases in swine, leading to increased piglet mortality, reduced growth, and vulnerability to secondary infections. Our RealPCR ASFV Test is a real-time polymerase chain reaction (“PCR”) assay that provides early and accurate detection of ASFV supporting prevention, control, and eradication programs by veterinarians and producers. We also sell our Alertys Ruminant Pregnancy Test, Rapid Visual Pregnancy Test and Alertys On-Farm Pregnancy Test for cattle, which can detect pregnancy 28 days after breeding using whole blood samples. We also offer herd health screening services to livestock veterinarians and producers.

Dairy products. Our principal dairy products use our SNAP test platform and are used by dairy producers and processors worldwide to detect antibiotic drug residue in milk. Our primary product lines are SNAP Beta-Lactam ST and SNAPduo ST Plus, which detect certain beta-lactam and tetracycline antibiotic residues.

Other - Our Other operating segment combines and presents our human medical diagnostic products and services business (“OPTI Medical”) with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

OPTI Medical. Through OPTI Medical, we sell point-of-care analyzers and related consumables for use in human medical hospitals and clinics to measure electrolytes, blood gases, acid-base balance, glucose, lactate, blood urea nitrogen and ionized calcium, and to calculate other parameters such as base excess and anion gap. These OPTI analyzers are used primarily in emergency rooms, operating rooms, cardiac monitoring areas, and other locations where time-critical diagnostic testing is performed within the hospital setting. The OPTI CCA-TS2 analyzer runs whole blood, plasma, and serum samples on single-use disposable cassettes that contain various configurations of analytes. Beginning in 2020, with the onset of the COVID-19 pandemic, we provided human testing solutions for the detection of SARS-CoV-2, the virus that causes COVID-19. During the first quarter of 2023, we discontinued actively marketing our COVID-19 testing products and services.

Other Activities. We own certain drug delivery technology intellectual property, that we continue to seek to commercialize through agreements with third parties, such as pharmaceutical companies, which are included in the Other segment.

Additional information about our products and services can be found on our website. Information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K or any other filing we make with the SEC.

MARKETING AND DISTRIBUTION

We market, sell, and service our products worldwide through our marketing, customer service, sales, and technical service groups, as well as through independent distributors and other resellers. We maintain a sales presence in the U.S. and in major regions worldwide including Africa, Asia Pacific, Canada, Europe, and Latin America.

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

RESEARCH AND DEVELOPMENT

Our business includes the development and introduction of new products and services and may involve entry into new business areas. We maintain active research and development programs in each of our business segments. Our research and development expenses, which consist of salaries, employee benefits, certain licensing agreements, materials and external consulting and development costs, were $191.0 million for the year ended December 31, 2023, or 5.2% of our consolidated revenue, $254.8 million for the year ended December 31, 2022, or 7.6% of our consolidated revenue and $161.0 million for the year ended December 31, 2021, or 5.0% of our consolidated revenue.

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

Instruments and consumables. Significant products supplied by sole and single-source providers include certain Catalyst Dx and Catalyst One consumables (other than electrolyte consumables and the fructosamine, thyroxine, canine C-reactive protein, progesterone, SDMA, and Bile Acid slides), LaserCyte Dx consumables, ProCyte Dx analyzers and consumables, SediVue Dx urinalysis instruments and consumables, and certain components of our internally manufactured analyzers.

Certain Catalyst chemistry slides are supplied by Ortho under supply agreements that are currently set to expire in December of 2033. We are required to purchase all of our requirements for our current menu of Catalyst chemistry slides from Ortho to the extent Ortho is able to supply those requirements. The agreements provide for pricing based on purchase volumes and a fixed annual inflationary adjustment. The agreements also prohibit Ortho from promoting and selling these chemistry slides in the veterinary sector, excluding the EU, other than to IDEXX.

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

Product quality and safety. We believe that product quality and safety are essential to our business. We conduct our operations within an Integrated Management System, which encompasses our Quality Assurance program, to help ensure compliance with applicable regulations, product safety requirements and standards, and customer requirements. This Integrated Management System includes strict manufacturing processes and procedures, employee training, ongoing process improvement, product quality risk management procedures, incident investigation and corrective action procedures, and internal and third-party auditing. Our manufacturing and distribution facilities in Westbrook, Maine; Roswell, Georgia; Memphis, Tennessee; and the Netherlands, Switzerland, France, and the United Kingdom are certified to the ISO 9001 quality standard, and certain of our other facilities are certified to the environmental (ISO 14001) and testing and calibration laboratory (ISO 17025) quality standards. ISO quality standards are internationally recognized manufacturing standards established by the International Organization for Standardization, which are audited and certified by third-party auditors in addition to our internal self-audits. We also require our key suppliers to have quality management systems that comply with recognized industry standards, such as ISO 9001, and are aligned with our quality requirements, and we regularly conduct audits with our Tier 1 suppliers to verify control systems meet all our requirements. In addition, we make available instructions and other information to help ensure the proper and safe use of our products.

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

Competitive factors in our different business areas are detailed below:

•Companion animal diagnostic offerings. We compete primarily on the basis of ease of use and speed of our products, diagnostic accuracy, product quality, breadth of our product line and services, differentiated product innovations, fully integrated technology, information management capability, enhancement of veterinary practice efficiency, availability of medical consultation, effectiveness of our sales and distribution channels, quality of our technical and customer service, and our pricing relative to the value of our products and services in comparison with competitive products and services. Our major competitors in most geographic locations in North America are Mars, Incorporated brands Antech Diagnostics and Heska; and Zoetis Inc. (including its wholly-owned subsidiary Abaxis, Inc.). We also compete in certain international geographies with Zoetis Inc.; Mars, Incorporated brands including Heska, Antech Diagnostics, Scil, and Asia Veterinary Diagnostics; Fujifilm Holdings Corporation; Samsung Electronics, Arkray, Inc.; Mindray; and BioNote, Inc.

•Water, livestock, poultry, and dairy testing products. We compete primarily on the basis of the ease of use, speed, accuracy, product quality, and other performance characteristics of our products and services (including differentiated tests), the breadth of our product line and services, the effectiveness of our sales and distribution channels, the quality of our technical and customer service, our ability to receive regulatory approvals from governing agencies and our pricing relative to the value of our products in comparison with competitive products and services. Our competitors include highly-focused smaller companies and multibillion-dollar companies with livestock and poultry diagnostics and water testing solution franchises.
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
•Human point-of-care medical diagnostic products. We compete primarily on the basis of the ease of use, menu, convenience, international distribution and service, instrument reliability, and our pricing relative to the value of our products. We compete primarily with large human medical diagnostics companies such as Radiometer A/S, Siemens Medical Solutions Diagnostics, Instrumentation Laboratory Company, Abbott Diagnostics, a division of Abbott Laboratories, and Roche Diagnostics Corporation.

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

Veterinary diagnostic products. Our veterinary diagnostic products including instruments, such as Catalyst One and ProCyte One, as well as their corresponding consumables, are veterinary medical devices under the jurisdiction of the FDA under the Food, Drug and Cosmetics Act (the “FDC Act”). Other products under FDA jurisdiction include our rapid assay products such as SNAP devices and ELISA plates. While the sale of these products does not require premarket approval by the FDA and does not subject us to FDA inspections or the FDA's current Good Manufacturing Practice regulations (“cGMP”), the FDA Act specifies that these products must not be adulterated, mislabeled, or misbranded.

A subset of our veterinary diagnostic products, including our diagnostic test kits for companion and food animal infectious diseases, as well as most of our livestock and poultry products and many of our rapid assay products, are licensed and regulated in the U.S. by the Center for Veterinary Biologics within the United States Department of Agriculture (“USDA”) Animal and Plant Health Inspection Service (“APHIS”). These products must be approved by APHIS before they may be sold in and from the U.S. The APHIS regulatory approval process involves the submission of product validation data, including manufacturing process and facility documentation. Following regulatory licensure to market a product, APHIS requires that each product serial be submitted for test review before release to customers. In addition, APHIS requires special approval to market products where test results are used in part for government-mandated disease management programs. A number of foreign governments accept APHIS approval to support product registration for sale, distribution, and use within their countries. However, compliance with extensive country-specific regulatory processes is required in connection with importing and marketing diagnostic products in Japan, Germany, Canada, Brazil, the Netherlands, China, and many other countries. We are also required to have a facility license from APHIS to manufacture USDA-licensed products. We have a facility license for our manufacturing facility in Westbrook, Maine which also covers our distribution center in Memphis, Tennessee. Our LPD manufacturing facility in Montpellier, France is a USDA-permitted site, and has been approved by APHIS to manufacture specified USDA-licensed products.

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

Dairy testing products. Dairy products used in National Conference on Interstate Milk Shipments (“NCIMS”) milk-monitoring programs in the U.S. are regulated by the FDA as veterinary medical devices. Before these products can be sold in the U.S., performance data must be submitted in accordance with an FDA-approved protocol administered by an independent body, such as the Association of Analytical Chemists Research Institute (“AOAC RI”). While some foreign countries accept AOAC RI certification as part of their regulatory approval process, many countries have separate regulatory processes. All test methods used for the drug residue testing require validation by the FDA and acceptance by the NCIMS, and are included on a Memorandum of Interpretation issued by the FDA. IDEXX has two FDA-validated test products, SNAP NBL and SNAP Tetra, for sale in the U.S.

Human point-of-care electrolyte and blood gas analyzers. Our OPTI instrument systems are classified by the FDA as Class I and/or Class II medical devices, and their design, manufacture, and marketing are regulated by the FDA. Accordingly, we must comply with cGMP in the manufacture of our OPTI products. The FDA’s Quality System regulations further set forth standards for product design and manufacturing processes, require the maintenance of certain records, and provide for inspections of our facilities by the FDA. New OPTI products fall into FDA classifications that require notification of and review by the FDA via a 510(k) application before marketing or sale of such products. These OPTI products are also subject to the regulations governing the manufacture and marketing of medical devices in other countries in which they are sold, including the EU Medical Device Regulation and In Vitro Diagnostic Medical Devices Regulation.

Human COVID-19 test products. During 2022, OPTI manufactured, sold, and distributed PCR and antibody ELISA test kits for the detection of the virus that causes COVID-19. These test kits are subject to regulation by the FDA pursuant to the FDC Act, and more specifically, are sold and distributed pursuant to FDA Emergency Use Authorization. These products are also subject to the regulations governing the manufacturing and marketing of medical devices in other countries in which they are sold, including the EU Medical Device Regulation and In Vitro Diagnostic Medical Devices Regulation. As of the first quarter of 2023, we are not actively marketing or promoting these products and services.

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

In the European Union, our analyzers and certain associated equipment are subject to the requirements of the RoHS Directive, which regulates and restricts certain hazardous substances in electrical and electronic equipment. Other countries, including China, Russia, the United Arab Emirates, and Turkey, have implemented or anticipate implementing regulatory regimes similar to the RoHS Directive. Our veterinary diagnostic instrument systems are not subject to regulation under the EU Medical Device Regulation or In Vitro Diagnostic Medical Device Regulation, which are both strictly applicable to human use products. However, these systems are required to meet CE certification, which require compliance with the RoHS Directive, the EMC Directive, and other safety requirements. Most countries in which we sell our products impose similar registrations and/or certification requirements.

The European Union was among the first to regulate and restrict the use of certain substances that we currently use in our products. These requirements include the Biocidal Products Regulation, which requires the use of only approved biocides in our products imported to or used in the European Union, and REACH, which regulates and restricts the use of certain chemicals in the European Union. Compliance with these regulations (and similar regulations that have been or may be adopted elsewhere, such as Australia, China, Russia, Turkey, Korea, and other countries) may require registration, notification, or certification regarding regulated substances, imposition of import restrictions, or in certain cases the redesign or reformulation of our products. As part of the microplastics restrictions pursuant to REACH, some of our products, including Companion Animal products, may be subject to derogation, such as labeling and reporting.

In the U.S., the EPA regulates chemical use similarly to the European Union. In addition, certain states have their own chemical regulations, such as California's Proposition 65, which requires businesses to provide warnings to California residents about significant risk of exposures to chemicals in products that are known to cause cancer, birth defects, or other reproductive harm. PFAS (per- and polyfluoroalkyl substances), which may be contained in certain IDEXX products, are a subject of increasing regulatory attention. The European Union had proposed draft regulations regarding PFAS, which include restrictions and/or phase-out requirements. In the U.S., the EPA has published a PFAS rule under the Toxic Substance Control Act, requiring manufactures of PFAS and importers of products containing PFAS to file certain information from January 1, 2011 including PFAS chemical identity and structure, production, use, byproducts, exposure, disposal, and health and environmental effects. In addition, a number of states, including Maine, where we manufacture many of our products, have also developed product reporting and/or phase-out requirements. Maine’s statute requires that by January 1, 2025, manufacturers of products with intentionally-added PFAS report the presence of such substances, and specifies that (subject to certain exceptions to be promulgated by the Maine Department of Environmental Protection) no product containing intentionally-added PFAS may be sold in Maine after January 1, 2030.

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

Diversity, Equity, and Inclusion. We believe that promoting DEI among our employees helps drive both innovation and a better understanding of our increasingly global customer base. We employ inclusive recruitment practices to source diverse candidates and mitigate potential bias. We encourage and promote an inclusive culture at IDEXX, including through executive sponsorship of our employee-led communities that support our employees with diverse backgrounds.

As of December 31, 2023, we had approximately 11,000 regular full-time and part-time employees, with underrepresented minorities representing an estimated 24.4% of our U.S. employees, as follows:

Self-Identified Racial or Ethnic Background (1)
Black/African American	9.2%
Asian	6.7%
Hispanic/Latinx	6.2%
Other (2)	2.3%
White	74.4%
(1) Data regarding racial and ethnic background are based on self-identification by our U.S. employees; underrepresented minorities is defined as Black/African American, Asian, Hispanic/Latinx and Other. The percentages provided do not add up to 100% because some U.S. employees declined to specify race and/or ethnicity.
(2) Other is defined as American Indian, Alaska Native, Native Hawaiian/Other Pacific Islander, and two or more races.

In addition, as of December 31, 2023, women represented 58.5% of our global employee population and were represented in leadership as follows:

Percentage who self- identify as women
Global People Managers	49.4%
Global Senior Leadership Team (1)	36.7%
Global Senior Executive Team (2)	18.8%
(1) Global Senior Leaders are employees in compensation grades considered Director or above.
(2) Global Senior Executives are employees in compensation grades considered Senior Vice President or above.

Compensation, Benefits and Well-being. We offer fair, competitive compensation and a wide array of competitive and locally relevant benefits (which vary by country and region) that support our employees’ overall well-being, including comprehensive health and welfare insurance; generous time-off and leave; retirement and financial support. We have recognition programs for the purpose of acknowledging the achievements of individual and team performance. Our well-being programs have strong utilization by our employee base, and are reviewed to ensure they are achieving the anticipated outcomes. We provide free counseling for employees and their dependents globally through our mental wellness partner. Interactive holistic well-being resources are available to employees globally, including monthly educational webinars, ergonomic support, team fitness challenges, nutrition programs, and self-guided courses on a broad range of topics. In addition, all employees have access to financial education and our employees, their spouses, and adult dependents in North America, can engage with a financial coach for help reaching their personal financial goals.

We continue to strengthen our approach to maximize the contributions of all through our commitment to flexible work options. This allows managers, teams, and employees to work together to identify the most efficient way to accomplish goals. For some teams this consists of 100% onsite work, while others employ remote or hybrid models. Our goal is to promote a positive workplace environment where everyone can contribute to their fullest potential. We strive to build a collaborative culture through in-person and virtual events, including town halls, in-office celebrations, and employee-led communities.

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

Growth and Development. We are steadfast in our focus on cultivating the diverse leaders of tomorrow and making career development opportunities more accessible across the company. Much of our training programs are 100% virtual and available in multiple languages. Our career development programs are designed to build capabilities and enable career progression. We also encourage employees to enhance their career development through job-related courses and degree programs.

Employee Turnover and Engagement. We monitor employee turnover and engagement to identify opportunities to strengthen our approach to human capital management. During 2023, our overall voluntary employee turnover rate was approximately 10%. Our voluntary turnover among managerial employees was approximately 4.5%.

We regularly conduct company-wide employee surveys through a third party to collect employee input on our culture, their experiences, and workplace conditions. These survey results provide insights that help us to improve employee engagement. Our most recent global employee survey received a high level of response and we maintained a strong level of engagement, consistent with prior years. We leverage the insights gained from the survey to develop a roadmap for improving engagement and retention.

ENVIRONMENTAL MATTERS, SUSTAINABILITY AND CLIMATE CHANGE

Our operations are subject to various environmental, health, and safety laws and regulations concerning, among other things, the generation, handling, transportation, and disposal of hazardous substances or wastes, the cleanup of hazardous substance releases, emissions or discharges into the air or water, and occupational safety and health. The ongoing costs of complying with such laws and regulations is significant and may increase in the future, particularly in the European Union, where we are required to comply with increasingly extensive regulations to disclose and address climate change impacts and resource conservation matters. We continue to monitor legislative and regulatory actions and their potential impacts on the areas where we conduct business.

In addition to monitoring and managing compliance with environmental, health and safety laws and regulations, we also strive to reduce our environmental footprint. We recognize that climate change has had and will continue to have significant impacts on our environment and have developed and are implementing a greenhouse gas emissions reduction strategy. To monitor our progress in meeting our environmental goals, we track and publicly report our environmental impact metrics, including greenhouse gas emissions and energy consumption. In pursuit of our goals, we have developed initiatives and multi-year projects to reduce our greenhouse gas emissions, integrate sustainability considerations for new product development and design, and reduce the amount of plastic and other material waste from current products and packaging. Our most recent Corporate Responsibility Report, which is available on our website, is aligned with the Sustainability Accounting Standards Board and the Task Force on Climate-Related Financial Disclosures frameworks and provides our most recent sustainability highlights for our products and operations.

AVAILABLE INFORMATION

Our principal executive offices are located at One IDEXX Drive, Westbrook, Maine 04092, our telephone number is 207-556-0300, and our internet address is www.idexx.com. References to our website in this Annual Report on Form 10-K are inactive textual references only and the content of our website, including our Corporate Responsibility Report, should not be deemed incorporated by reference for any purpose.

We make available free of charge at www.idexx.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file such information with, or furnish it to, the SEC. In addition, copies of our reports filed electronically with or furnished electronically to the SEC may be accessed at www.sec.gov.

Our Corporate Governance Guidelines and our Code of Ethics are also available on our website at www.idexx.com.

ITEM 1A.    RISK FACTORS

You should consider carefully the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Annual Report on Form 10-K in evaluating our company and our business. Our future operating results involve a number of risks and uncertainties, and actual events or results may differ materially from those discussed in this Annual Report on Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those factors discussed elsewhere herein. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, prospects, and stock price.

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
•Maintaining premium pricing, including by effectively implementing price increases, for our products and services through, among other things, effective communication and promotion of the value of our products and services in an environment where many of our competitors promote, market, and sell lesser offerings at prices lower than ours;
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

•Continuing to incorporate AI, machine learning, and automation into our products and services and associated business processes, such as customer support and software development;
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

In addition, we currently purchase many products, components, and materials from sole or single sources, such as Ortho. Some of these products are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. These products, components, and materials are used in a majority of our instruments, including our Catalyst Dx, Catalyst One, ProCyte Dx, and ProCyte One analyzers; consumables and accessories used in our instruments; livestock and poultry diagnostic tests, dairy testing products; and water testing products. Even if products, components, and materials were to become available to us from alternative suppliers, we likely would incur additional costs and delays in identifying or qualifying replacement materials, and there can be no assurance that replacements would be available to us on acceptable terms, or at all. In certain cases, we may be required to obtain regulatory approval to use alternative suppliers, and this process of approval could delay production of our products or development of product candidates indefinitely.

We seek to mitigate sole and single-source suppliers risks on a risk-prioritized basis and in a variety of ways, including, when possible, by identifying and qualifying alternative suppliers, developing applicable in-house manufacturing capabilities and expertise, and entering into escrow arrangements for manufacturing information for certain single or sole-sourced products. We also seek to enter into long-term contracts that provide for an uninterrupted supply of products at predictable or fixed prices. However, there can be no assurance that we will successfully implement any of these mitigating activities or that, if implemented, any of them will be effective in preventing any delay or other disruption in our ability to supply our customers. In addition, suppliers may decline to enter into long-term contracts for any number of reasons, which would require us to purchase products, components, or raw materials via short-term contracts or on a purchase order basis. There can be no assurance that suppliers with which we do not have long-term contracts will continue to supply our requirements, will always fulfill their obligations under those contracts, or will not experience disruptions in their ability to supply our requirements. In cases where we purchase sole and single-source products, components, or raw materials under purchase orders, we are more susceptible to unanticipated cost increases or changes in other terms of supply. In addition, under some contracts with suppliers we have minimum purchase obligations, and our failure to satisfy those obligations may result in loss of some or all of our rights under these contracts or require us to compensate the supplier. If we are unable to obtain adequate quantities of products, components, or raw materials in the future from sole and single-source suppliers, or if such sole and single-source suppliers are unable to obtain the components or other materials required to manufacture the products, we may be unable to supply our customers, which could have a material adverse effect on our results of operations and damage our reputation, and any longer-term disruptions could potentially result in the permanent loss of customers, which could reduce our recurring revenues and long-term profitability.

Our biologic products are complex and difficult to manufacture, which could negatively affect our ability to supply our customers

Many of our rapid assay, livestock and poultry diagnostic, water, and dairy products are biologic products that include biological materials, such as antibodies, cells, and sera. Manufacturing biologic products is highly complex due to the inherent variability of biological materials and the difficulty of controlling the interactions of these materials with other components of the products, samples, and the environment. There can be no assurance that we will be able to maintain adequate sources of biological materials or that we will be able to consistently manufacture biologic products that satisfy applicable product release criteria and regulatory requirements. Further, products that meet release criteria at the time of manufacture may fall out of specification while in customer inventory, which could require us to incur expenses associated with recalling products and providing customers with new products, either of which could damage customer relations and our reputation. Our inability to produce or obtain necessary biological materials or to successfully manufacture biologic products that incorporate such materials could result in our inability to supply our customers with these products, which would have an adverse effect on our results of operations and damage our reputation.

Issues in the use of AI in our product offerings may result in reputational harm or liability

We have built, and expect to continue to build, AI into many of our product and service offerings, and we expect this element of our business to grow. We envision a future in which responsible AI operating in our devices, applications, and the cloud, helps our customers be more productive in their business activities and interactions with consumers. As with many disruptive innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms and models may be flawed. Datasets may be insufficient or contain information that is non-representative, infringing, or otherwise subject to legal challenge. Potential government regulation related to AI use may also foreclose certain areas of AI use, cause us to modify how we use AI, and increase the burden and cost of research and development in this area, and failure to properly remediate AI usage issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our offerings. The rapid evolution of AI will require the application of resources to develop, test, and maintain our products and services to help ensure that AI is implemented in a manner to minimize unintended, harmful impact and to comply with applicable law. Furthermore, over the last year, there have been multiple class action lawsuits filed against large language model developers in the Northern District of California, the Southern District of New York, and the Middle District of Tennessee concerning alleged copyright and other intellectual property violations with respect to the information used to train AI models. The outcomes of these litigations may impair our ability to provide our AI technologies.

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

We are also subject to chemical regulation in the U.S., such as California’s Proposition 65, which requires businesses to provide warnings to California residents about significant risk of exposures to chemicals in products that are known to cause cancer, birth defects, or other reproductive harm. In addition, governmental authorities in the U.S. are increasingly focused on preventing environmental contamination from per- and polyfluoroalkyl substances (“PFAS”), which may be contained in certain IDEXX products. For example, current law in Maine will require reporting of intentionally-added PFAS in products beginning in January 2025, and the sale in Maine of any product containing intentionally-added PFAS will be prohibited after

January 1, 2030 (subject to certain exceptions to be promulgated by the Maine Department of Environmental Protection). In addition, federal and state governments and agencies are in various stages of considering and/or implementing laws and regulations requiring the reporting, restriction and/or phase-out of PFAS in products.

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

Compliance with these and similar laws, directives and regulations in the U.S. and abroad may require registration of the applicable substances, performance of due diligence across our supply chain and reporting thereon, and/or the redesign or reformulation of our products, and may reduce or eliminate the availability of certain parts and components used in our products and services or lead us to change our suppliers in the event our suppliers are unable to comply with our due diligence requests or the applicable regulations in a timely and cost-effective manner. In extreme situations, compliance with these laws, directives and regulations may require us to eliminate or discontinue the use of a part or component in one or more products, but the redesign or reformulation of such products without such parts or components may not be possible, or cause us to relocate the production of certain products. Any redesign or reformulation, change in our suppliers, restrictions in our supply of parts and components, or relocation may negatively affect the availability or performance of our products and services, add testing lead-times for products and reformulated products, reduce our margins, result in additional costs, or have other similar effects. Any inability to redesign or reformulate one or more of our products may preclude us from marketing and selling such products in the applicable regions. In addition, the costs to comply with these regulations may be significant. Any of these could adversely affect our business, financial condition, or results of operations. These legal and regulatory requirements are complex and subject to change, and we continue to evaluate their impact.

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

There has been a recent focus on laws and regulations related to artificial intelligence, including the current U.S. presidential administration, the U.S. Congress, and U.S. regulators, which cover, among other things, algorithm accountability, privacy, and transparency. For example, the Biden Administration issued an Executive Order aimed at establishing new standards for AI safety and security, privacy, consumer and employee protection and innovation and competition associated with the use of AI. Further, use of artificial intelligence and machine learning may be subject to laws and evolving regulations regarding, among other things, data bias and anti-discrimination. For example, the Federal Trade Commission (“FTC”) enforces consumer protection laws such as Section 5 of the FTC Act, which prohibits unfair and deceptive practices. AI-related legislation has also been introduced in a number of U.S. state legislatures. In December 2023 the European Parliament and Council reached agreement on the European Union Artificial Intelligence Act, which will establish requirements for the provision and use of products that leverage artificial intelligence, machine learning, and similar technologies, and is expected to take effect in stages throughout 2025 and 2026. Additionally, other countries have proposed legal frameworks to regulate artificial intelligence, which is a trend that may continue to increase. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business.

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

Our success is heavily dependent on our continued differentiated product and service innovation

We believe our future success significantly depends on our ability to continue, on a cost-effective and timely basis, to enhance our existing differentiated product and service offerings, to continue to incorporate AI, machine learning and automation into our products and services and associated business processes and to develop and introduce new and innovative differentiated products and services. As a result, we invest substantial funds and efforts into R&D, investigating new products and technologies being developed by third parties, and obtaining certain such new products and technologies through licenses or acquisitions. There can be no assurance that our R&D, licensing, or acquisition efforts will achieve expected results, when or whether any of our products or services now under development will be launched, or whether we may be able to develop, license or otherwise acquire new products or technologies or successfully incorporate AI capabilities into our products, services or associated business processes. We also cannot predict whether any product or service offering, once launched, will achieve market acceptance, or achieve sales and revenue consistent with our expectations.

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

Increased competition from and technological advances by our competitors could negatively affect our operating results

We face intense competition, and we expect that future competition will become even more intense as new products, services and technologies become available, the use of AI and machine learning expands, and new competitors enter the space. Our competitors in the veterinary diagnostic sector in the United States and abroad include companies that develop, manufacture, and sell veterinary diagnostic tests and commercial veterinary reference laboratories, certain large and well-funded animal health pharmaceutical companies, as well as corporate hospital chains that operate reference laboratories that serve both their hospitals and unaffiliated hospitals, such as VCA Inc., which is wholly owned by Mars, Incorporated, another operator of corporate hospital chains. Consolidation among our competitors and our customers may intensify the competition we face. While we believe that our offerings are competitively differentiated due to our innovative products and services that offer an integrated, comprehensive diagnostic solution and the quality of our technical and customer service, there can be no assurance that increased consolidation among our competitors or customers (as well as any resulting reference laboratory vertical integration among our customers) would not have a negative impact on our ability to compete successfully. For more information regarding the risks presented by consolidation and reference laboratory vertical integration among our customers, refer to “Consolidation in our customer base, including through increased corporate hospital ownership, and prevalence of buying consortiums could negatively affect our business” below.

Competition could negatively affect our sales and profitability in a number of ways. New competitors may emerge through the development of innovative new technology (such as the use of AI and machine learning), the acquisition of rights to use existing technologies or the use of existing technologies when patents protecting such existing technologies expire. New or existing competitors may introduce new, innovative, and competitive products and services more quickly, successfully and effectively, and these products and services could be superior, or be perceived by our customers to be superior, to our products and services or lead to the obsolescence of one or more of our products or services. Business combinations and mergers among our competitors may result in competitors that are better positioned to create, market, and sell more compelling product and service offerings. While an important aspect of our strategy is to continue, on a cost-effective and timely basis, to enhance our existing products and services (including through the incorporation of AI capabilities) and to develop and introduce new and innovative products and services, there can be no assurance that we will be able to successfully develop or introduce such products and services or that those products or services will be superior to our competitors’ products or services or otherwise achieve customer acceptance. Some of our competitors and potential competitors may choose to differentiate themselves by offering products and services perceived in the eyes of customers as similar, at substantially lower sales prices, which could have an adverse effect on our results of operations through loss of sales and/or revenues or a decision to lower our own sales prices to remain competitive. In addition, our ability to attract and retain customers depends on the effectiveness of our customer marketing and incentive programs, and multiple competitors could bundle product and service offerings through co-marketing or other arrangements, which could enhance their ability to compete with our broad product and service offerings. Certain of our competitors and potential competitors, including large diagnostic and pharmaceutical companies, also have substantially greater financial and managerial resources than us, as well as greater experience in manufacturing, marketing, research and development, and obtaining regulatory approvals than we do.

Consolidation in our customer base, including through increased corporate hospital ownership, and prevalence of buying consortiums could negatively affect our business

Veterinarians are our primary customers for our CAG products and services, and the veterinary services industry in the U.S. and abroad has been consolidating at an accelerating rate in recent years. In the United States, the number of owners of veterinary hospitals has been declining, and an increasing percentage of veterinary hospitals are owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include Mars, Incorporated (owner of Banfield Pet Hospitals, Blue Pearl Veterinary Partners, and VCA Inc.), and National Veterinary Associates, and are joined by dozens of other consolidators. A similar trend exists in other regions such as Canada, Europe, Australia, New Zealand, China, and Brazil. Furthermore, an increasing percentage of individually owned veterinary hospitals in the U.S. are participating in buying consortiums. Corporate owners of veterinary hospitals and buying consortiums often seek to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our profitability and results of operations. While we have strong supplier relationships with several corporate hospital groups and buying consortiums, decisions by larger corporate owners and buying consortiums to shift their purchasing of products and services away from us and to a competitor would have a negative impact on our results of operations from the loss of future business. Under these circumstances, we may receive customer contract resolution payments, which would generally be recorded in other operating income in the period received. Nonetheless, the loss of future revenue may still be significant and adversely affect our future revenue growth rate and profitability. In addition, certain corporate owners also operate reference laboratories that serve both their hospitals and unaffiliated hospitals. Any hospitals acquired by these companies generally attempt to shift all or a large portion of their testing to the reference laboratories operated by these companies, and there can be no assurance that hospitals that otherwise become affiliated with these companies would not shift all or a portion of their testing to such reference laboratories. Furthermore, because these companies compete with us in the reference laboratory services marketplace, hospitals acquired by these companies or those that establish other affiliations with these companies may cease to be customers or potential customers of our other companion animal products and services, which would cause our sales of these products and services to decline.

Changes in testing patterns could negatively affect our operating results

Demand for our companion animal, livestock and poultry diagnostic tests and our dairy and water testing products could be negatively impacted by a number of factors impacting testing practices. The introduction or broad market acceptance of vaccines or preventatives for the diseases and conditions for which we sell diagnostic tests and services could result in a decline in testing. Changes in accepted medical protocols regarding the diagnosis of certain diseases and conditions could have a similar effect. Eradication or substantial declines in the prevalence of certain diseases also could lead to a decline in diagnostic testing for such diseases. Our livestock and poultry products business in particular is subject to fluctuations resulting from changes in disease prevalence. The outbreak of certain diseases (such as African swine fever) among livestock or poultry, or the adverse impact of climate change-related events (such as hurricanes, earthquakes, fires, and floods), could lead to the widespread death or precautionary destruction of such animals in the affected regions, reducing herd or flock sizes, which could reduce the demand for our testing products for such animals. Changes in government regulations or in the availability of government funds available for monitoring programs could negatively affect sales of our products that are driven by compliance testing, such as our livestock and poultry, dairy and water products. In addition, changes and trends in local dairy, poultry, or other food sectors around the world could negatively affect the related production markets resulting in a decline in demand for our testing products. Economic weakness may also reduce demand for our companion animal, water, livestock, poultry, and dairy products and services, and public health-related guidance and directives, including stay-at-home orders that may be deployed to combat public health issues, and severe weather conditions could result in a decrease in companion animal clinical visits, the delay of elective procedures and wellness visits and disruption of veterinary clinic operations, all of which would have a negative effect on veterinary service providers and result in declines in demand for our CAG products and services. Declines in testing for any reason, including the reasons described above, along with lost opportunities associated with a reduction in veterinary visits, could have an adverse effect on our results of operations.

We sell many products through distributors, which presents risks that could negatively affect our operating results

Some of our international product sales occur through third-party distributors. As a result, we are dependent on these distributors to promote and create demand for our products. Our distributors often offer products from several different companies, including our competitors, and may promote our competitors’ products over our own products. We have limited ability, if any, to cause our distributors to devote adequate resources to promoting, marketing, selling, and supporting our products or to maintain certain inventory levels, and changes in our distributors’ inventory levels, compared to comparable prior periods, could negatively impact our revenue growth rates. There can be no assurances made that we will be successful in maintaining and strengthening our relationships with our distributors or establishing relationships with new distributors who have the ability to market, sell, and support our products effectively. We may rely on one or more key distributors for a product or a region, and the loss of these distributors could reduce our revenue. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. While we maintain a rigorous distribution compliance program, violations of anti-corruption or similar laws by our distributors could have a material impact on our business and reputation, and any termination of a distributor relationship may result in increased competition in the applicable jurisdiction. Failure to manage the risks associated with our use of distributors outside of the U.S. may reduce sales, increase expenses, and weaken our competitive position, any of which could have a negative effect on our operating results.

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

We are increasingly dependent on the continuous and reliable operation of our information technology systems, and a disruption of these systems or significant security breaches could adversely affect our business

We rely on our information systems, as well as our third-party business partners’ and suppliers’ information systems, to provide access to our web-based products and services, keep financial records, analyze results of operations, process customer orders, manage inventory, process shipments to customers, store confidential or proprietary information, and operate other critical functions. In addition, some of our products and services include information systems that collect and use data on behalf of customers (e.g., veterinary practice management systems and customer communication tools and services), and some of these products and services rely on third-party providers for cloud computing and storage. Although we maintain security policies, employ system backup measures, and engage in redundancy planning and processes, such policies, measures, planning and processes, as well as our current disaster recovery plans, may be ineffective or inadequate to address all eventualities. Further, our information systems and our business partners’ and suppliers’ information systems have experienced, and will likely continue to experience, attacks by hackers and other security breaches, including, among other things, computer viruses and malware, ransomware, denial of service actions, the compromise, misappropriation and/or unauthorized acquisition or disclosure of confidential or otherwise protected information and similar events through the internet (including via devices and applications connected to the internet), and through email attachments and persons with access to these information systems, such as our employees or third parties with whom we do business. The continued use of remote working and hybrid work-from-home arrangements may additionally result in some increased risk of attacks associated with a number of our employees accessing our data and systems remotely. In addition, security industry experts and government officials have warned about the risks of hackers and cybersecurity attacks targeting U.S. organizations, such as IDEXX, and recent developments in the cyber threat landscape include the growing use of AI, which could enable or create more sophisticated cybersecurity attacks and increase the volume and frequency of attacks.

As information systems and the use of software and related applications by us, our business partners, suppliers, and customers become more cloud-based and connected to the “Internet of Things,” which is inherently susceptible to cyberattacks, there has been an increase in global cybersecurity vulnerabilities and threats, including more sophisticated and targeted cyber-related attacks that pose a risk to the security of our information systems and networks and the security, confidentiality, availability and integrity of data and information. We process credit card payments electronically over secure networks and also offer products and services that connect to and are part of the “Internet of Things,” such as our connected devices (e.g., IDEXX VetLab instruments). Any such attack or breach could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost, or stolen. While we have implemented network security and internal control measures, especially for the purpose of protecting our connected products and services from cyberattacks, and invested in our data and information technology infrastructure, these efforts have not always been successful in preventing, and there can be no assurance that these efforts will in the future prevent, a system disruption, attack, or security breach and, as such, there continues to be risk of system disruptions and security breaches from a cyberattack.

We, and some of our third-party vendors, have experienced cybersecurity attacks in the past and will likely experience further attacks in the future, potentially with more frequency. To our knowledge, none have resulted in any material adverse impact to the Company, our business strategy, results of operations or financial condition. We have adopted measures to mitigate potential risks associated with information technology disruptions and cybersecurity threats; however, given the unpredictability of the timing, nature and scope of such disruptions and the evolving nature of cybersecurity threats, which vary in technique and sources, if we or our business partners or suppliers were to experience a system disruption, attack or security breach that impacts any of our critical functions, or our customers were to experience a system disruption, attack or security breach via any of our connected products and services, we could potentially be subject to production downtimes, operational and/or productivity delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromise, misappropriation and/or unauthorized acquisition or disclosure of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses and additional costs from remedial actions, repairs to infrastructure, physical systems or data processing systems, increased cybersecurity and information technology protection costs, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our business strategy, competitive position, results of operations, cash flows, financial condition, or prospects. Our customers and/or employees could also face negative consequences such as the compromise of sensitive or critical information or systems. Furthermore, access to, public disclosure of, or other loss of data or information (including any of our confidential or proprietary information or personal data or information) as a result of an attack or security breach has given, and in the future may give, rise to notification obligations to individuals, regulators, customers, employees, and others, and could result in governmental actions or private claims or proceedings, any of which could damage our reputation, cause a loss of confidence in our products and services, damage our ability to develop (and protect our rights to) our differentiated technologies and have a material adverse effect on the Company, our business strategy, financial condition, results of operations or prospects. For more information regarding personal data and information privacy and data protection risks, refer to “Our operations and reputation may be impaired if we, our products, or our services do not comply with our global privacy policy or evolving laws and regulations regarding data privacy and protection” below.

Factors and events beyond our control could disrupt our operations, supply chain, and logistics network and adversely affect our business
Our business and results of operations could be negatively affected by certain factors and events beyond our control, such as natural disasters, severe weather conditions and/or climate change-related events (such as hurricanes, earthquakes, fires, and floods); public health issues (such as outbreaks, epidemics, or pandemics); civil or military unrest; geopolitical conditions and developments; war, terrorism, armed conflict, or other man-made disasters (including cyberwar, cyberterrorism, or state-sponsored attacks); inflationary pressures, which may increase costs for materials and finished goods; adverse or uncertain macroeconomic conditions, including fears of a global economic downturn or recession; increases in wages that drive up prices; rising interest rates; workforce disruptions; labor shortages or stoppages; the imposition of regulations, trade protection measures, tariffs, duties, import/export restrictions, quotas or embargoes on key components; transportation failures affecting the supply and shipment of materials and finished goods; and the unavailability of raw materials. Any of these events could result in, among other things, damage to or the temporary closure of one or more of our manufacturing or distribution facilities or reference laboratories (damage to one of our facilities or the manufacturing equipment we use could be costly and may require substantial lead-time to repair or replace); damage to or closure of one or more facilities of our third-party business partners or suppliers on which we rely; a temporary lack of an adequate work force in one or more markets; an interruption in power supply; a temporary or long-term disruption in our supply chain or logistics network (including a disruption to our ability to obtain critical components for the manufacture of our products); a temporary disruption in our ability to deliver (or delays in the delivery of) our products or services; and short- or long-term damage to our customers’ businesses (which would adversely impact customer demand for our products and services). For our veterinary customers, these events may negatively affect the number of patient visits and elective procedures, and the volume of diagnostic utilization, and may otherwise disrupt clinical operations, which could adversely affect our revenues. For more information regarding the risks presented by disruption to our suppliers’ operations and supply chain, refer to “Our dependence on third-party suppliers could limit our ability to sell certain products or negatively affect our operating results” above.

We manufacture many of our significant companion animal products, including our rapid assay products and certain instruments and consumables, many of our water testing products and certain of our livestock, poultry, and dairy testing products in Southern Maine. Certain of our companion animal products, as well as our human point-of-care products, are manufactured in Roswell, Georgia. We also manufacture certain of our livestock and poultry testing products in Bern, Switzerland and Montpellier, France. In addition, we maintain major distribution facilities in North America and in the Netherlands and reference laboratories in multiple locations, including Memphis, Tennessee; Kornwestheim, Germany; West Sacramento, California; Elmhurst, Illinois; North Grafton, Massachusetts; Brisbane, Australia; Markham, Ontario; Wetherby, U.K.; and Tokyo, Japan. Interruption of operations at any of our facilities, including the ones described above, due to the occurrence of one or more of the events described above could have an adverse effect on our results of operations.

While we maintain plans to continue business under such circumstances, there can be no assurance that such plans will be successful in fully or partially mitigating the effects of such events. We also maintain property and business interruption insurance to insure against the financial impact of certain events of this nature. However, this insurance may be insufficient to compensate us for the full amount of any losses that we may incur. In addition, such insurance will not compensate us for potential long-term competitive or reputational effects of being out of the market for the period of any interruption in operations.

Since our business is global in nature, geopolitical risks and other risks associated with doing business internationally could negatively affect our business, financial condition, and operating results
For the year ended December 31, 2023, approximately 35% of our overall revenue and approximately 32%, 84% and 50% of our CAG, LPD, and Water revenues, respectively, were attributable to sales of products and services to customers outside the U.S. Although we intend to continue to expand our international operations and business, we may not be able to successfully promote, market, import, export, sell, or distribute our products and services outside the U.S. Various risks associated with foreign operations may impact our international sales and operations, including, but not limited to, disruptions in transportation of our products or our supply chain; fluctuations in oil prices; increased border protection and restriction on travel; the differing product and service needs of foreign customers; difficulties in building, staffing, and managing foreign operations (including a geographically dispersed workforce); differing protection of intellectual property; trade protection measures, quotas, embargoes, import/export restrictions, capital controls, tariffs, duties, and regulatory and licensing requirements; natural and other disasters; public health issues (such as outbreaks, epidemics, or the prospect of a pandemic); ongoing instability or changes in a country’s or region’s regulatory, economic, or political conditions, including inflation, recession, interest rate fluctuations, and actual or anticipated military or political conflicts; geopolitical crises, including terrorism, war, armed conflict, or civil or military unrest; other unfavorable geopolitical conditions; security concerns; and local business and cultural factors that differ from our normal standards and practices, including business practices prohibited by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.

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

Potential physical risks from climate change may include altered distribution and intensity of rainfall, prolonged droughts or flooding, increased frequency of wildfires and other natural disasters, rising sea levels, and a rising heat index, any of which could cause negative impacts to our and our customers’ and suppliers’ businesses. Increased frequency and severity of extreme weather events could adversely impact our suppliers, manufacturing locations, logistics, and/or customers. Such impacts may include losses incurred as a result of physical damage to facilities, loss or spoilage of inventory, and business interruption and disruption (e.g., decrease in companion animal clinical visits and diagnostic utilization). Other potential physical impacts due to climate change include reduced access to high-quality water in certain regions and the loss of biodiversity, which could impact future product development. These risks could disrupt our operations and supply chain, which may result in increased costs, or adversely affect our revenues.

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

We are subject to risks associated with public health issues, including pandemics, which could have a material adverse effect on our financial condition and results of operations

We are subject to risks associated with public health issues, including pandemics and other events beyond our control. Public health issues and crises may adversely impact our operations, supply chain and logistics network if the locations where we operate, manufacture or distribute our products; where our raw materials or product components are sourced, manufactured or distributed; or where our third-party distributors, suppliers and other service providers operate, are disrupted, temporarily closed or experience worker shortages for a sustained period of time. In addition, public health issues and crises may adversely impact our customers’ businesses due to business lockdowns, decreased companion animal clinical visits, labor shortages, the delay of elective procedures and wellness visits, and disruption of veterinary clinic and other customer operations, all of which could cause a decline in demand for our products and services. These disruptions could also cause economic slowdowns or increased economic uncertainty.

A future public health issue, pandemic, or outbreak of COVID-19 could lead to delays in the manufacturing and supply of products, which could have a material adverse effect on our business and results of operations. Moreover, any future public health issue such as a resurgence in COVID-19 infections, including due to new variants of the virus for which current vaccines may not be effective, could result in the imposition of new governmental restrictions, quarantine requirements or other measures to slow the spread of the virus, which could result in closures or other restrictions that significantly disrupt our operations or those of our third-party distributors, suppliers or other service providers, or otherwise adversely affect our customers’ businesses or operations, or result in economic weakness or slowdowns in one or more of our key geographies, any of which could adversely affect our financial condition.

Our operations and reputation may be impaired if we, our products, or our services do not comply with our global privacy policy or evolving laws and regulations regarding data privacy and protection

The nature of our business involves the receipt, storage and use of information, including personal data, about our customers, pet owners, suppliers, and employees. We collect and use personal data in a variety of ways. We offer products and services that collect and use personal data, including veterinary practice management systems, online customer communication tools and services, VetConnect PLUS, and two-way integration technology. Some of these products and services rely on third-party providers for cloud computing and storage. We also engage in e-commerce through various websites and collect contact and other personal data from our customers and website visitors. In addition, we transfer information, including personal data, among IDEXX, our subsidiaries and third parties with which we have commercial relations for business purposes. Our collection, transfer, protection, security, retention, storage, disclosure, sharing and use of personal data described above are subject to expanding and increasingly complex laws and regulations in the U.S. and abroad. In addition, these laws and regulations continue to develop and are subject to frequent revisions (and generally have become more stringent over time), are subject to differing interpretations, may be applied inconsistently from jurisdiction to jurisdiction and could be deemed to be inconsistent with our current global privacy policy and data protection practices.

While we maintain a program to monitor, assess, and comply with applicable global data privacy laws, compliance with these evolving requirements can be costly, require us to change our business practices in a manner adverse to our business or delay or impede the development and offering of innovative products and services. Additionally, public perception and standards related to the privacy of personal data can shift rapidly, in ways that may affect our reputation or influence regulators in the U.S. and abroad to expand or adopt more stringent regulations and laws. Examples of laws and regulations that have impacted and could, in the future, impact our business include (but are not limited to):

•The California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CPRA”), as well as other similar U.S. state laws that may apply to our business operations within a respective state and/or a U.S. federal privacy law that may be passed in the future, all of which may have conflicting requirements that would make compliance challenging.

•The European Union’s General Data Protection Regulation (“GDPR”) and similar requirements adopted by the United Kingdom (“UK”) following the UK’s withdrawal from the European Union (“EU”) and the European Economic Area (“EEA”), which impose stringent operational requirements for controllers and processors of personal data of individuals in the EEA and UK.

•The China Personal Information Protection Law, the Brazilian General Data Protection Law, the South African Protection of Personal Information Act, the Amendments to the Japanese Act on the Protection of Personal Information, the New Zealand Privacy Act, and the India Digital Personal Data Protection Act.

An additional area of complexity concerns the restrictions on transfers of personal data from certain countries to others. For example, in July 2020 the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks, calling into question data transfers carried out under the European Commission's (“EC”) Standard Contractual Clauses (“SCCs”), which has created challenges for our transfer of personal data from the EEA, EU, and/or Switzerland to the U.S. and other third countries. Although the EC adopted an adequacy decision for the newly-authorized EU-U.S. Data Privacy Framework (“EU-U.S. DPF”) administered by the U.S. Department of Commerce in July 2023 enabling U.S. companies who certify to the EU-U.S. DPF to rely on it as a valid data transfer mechanism, the adequacy decision is likely to face challenge, including at the CJEU. In July 2023, the Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”) went into effect, governing transfers of Swiss personal data, and in October 2023, the UK Extension to the EU-U.S. DPF came into force, to facilitate transfers of personal data from the UK to the U.S. We currently rely on a mixture of mechanisms to transfer certain personal data from the EEA, Switzerland, and the UK to the U.S. and other third countries including the EU-U.S. DPF, the Swiss-U.S. DPF, and the UK Extension to the EU-U.S. DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the EU-U.S. DPF adequacy decision to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. Any transfers by us or our vendors of personal data are subject to potential regulatory scrutiny and may increase our exposure under the GDPR, UK GDPR, and similar laws which contain cross-border personal data transfer heightened requirements and restrictions (such as the new Chinese government standard contract for cross-border personal data transfers).

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

Failure to meet environmental, social and governance (“ESG”) regulations, standards, or expectations or to achieve our ESG goals or targets could adversely affect our business, results of operations, financial condition, reputation, or stock price

U.S. and international regulators, as well as our investors, customers, employees, and other stakeholders, are increasingly focused on ESG matters, including climate-related issues; diversity, equity, and inclusion; human capital matters; and responsible sourcing, human rights, and supply chain. Regulators in the U.S., Europe, and elsewhere are considering or have proposed or adopted various laws, directives or regulations regarding ESG matters, which include specific, target-driven disclosure requirements or obligations, including the EU Corporate Sustainability Reporting Directive and the proposed EU Corporate Sustainability Due Diligence Directive. Furthermore, our investors, customers and other stakeholders have additional (and sometimes different) ESG expectations for companies such as IDEXX. Meeting these emerging and evolving regulations, standards and expectations will require us to make investments, incur compliance costs and create new practices, processes, and procedures. In addition, if we fail to comply with applicable ESG regulations, or our ESG practices do not meet evolving investor, customer or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, our relationships with some customers, and our attractiveness as an investment, business partner, acquiror or product or service provider could be negatively impacted, which could adversely affect our business, results of operations, financial condition, reputation, or stock price.

We have publicly established certain ESG goals and targets aligned with our business strategy. Our ability to achieve any ESG goal or target is subject to numerous risks, many of which are outside of our control and depend in part on third-party performance or data, and there can be no assurance that we will achieve them. Our failure to adequately update, accomplish or accurately track and report on these goals and targets on a timely basis, or at all, could adversely affect our reputation and expose us to increased scrutiny from the investment community, special interest groups and enforcement authorities.

Future operating results could be negatively affected by changes in tax rates, the adoption of new tax legislation or exposure to additional tax liabilities

The nature of our global operations subjects us to local, state, regional and federal tax laws in jurisdictions around the world. Our future tax expense could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. Specifically, many jurisdictions have committed to adopting the Organisation for Economic Co-operation and Development (“OECD”) Pillar Two Global Minimum Tax. Pillar Two is designed to ensure large multinational enterprises pay a minimum effective tax of at least 15% on income in each jurisdiction. As of December 31, 2023, various countries have enacted aspects of Pillar Two while committing to enact additional aspects in future years. While we do not expect these rules to have a material impact on our effective tax rate, we continue to monitor these initiatives on a global basis.

While we have taken, and may take further, actions intended to align our corporate structure and intercompany relationships with supporting our growth in international geographies and maintaining operational and tax efficiency and continue to consider all of these developments within our overall tax strategy, changes in tax law in the U.S. and other countries in which we operate or have a presence may materially and adversely impact our income tax liability, provision for income taxes, effective tax rate and results of operation, and there can be no assurance that any actions we take to maintain operational and tax efficiency will effectively mitigate these impacts. Moreover, these actions may increase our operating costs, and if ineffectual, could increase our income tax liabilities and our global effective tax rate.

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

Strengthening of the rate of exchange for the U.S. dollar has a negative effect on our business

We are a global business, with 35% of our revenue during the year ended December 31, 2023, attributable to sales of products and services to customers outside of the U.S. Any strengthening of the rate of exchange for the U.S. dollar against foreign currencies, and in particular the euro, British pound, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar and Brazilian real, adversely affects our results, as it reduces the dollar value of sales and profits that are made in those currencies. The strengthening of the U.S. dollar has a greater adverse effect on the profits from products manufactured or sourced in U.S. dollars that are exported to international geographies and a lesser effect on profits from foreign sourced products and services due to a natural hedge from international expenses denominated in the corresponding foreign currencies.

For the year ended December 31, 2023, approximately 21% of our consolidated revenue was derived from products manufactured or sourced in U.S. dollars and sold internationally in local currencies, compared to 21% for the year ended December 31, 2022, and 23% for the year ended December 31, 2021. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars as well as affect our overall competitiveness in international geographies. The accumulated impacts from any continued, longer-term growth in the value of the U.S. dollar against foreign currencies may have a material adverse effect on our operating results. Refer to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in this Annual Report on Form 10-K for additional information regarding currency impact.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.    CYBERSECURITY

Our Cybersecurity Risk Management Program

Like other companies, we currently inhabit an environment of increasing global cybersecurity vulnerabilities and threats. We aim to effectively assess, identify, and manage material risks from these cybersecurity threats through our cybersecurity risk management program.

Our cybersecurity risk management program includes processes that incorporate and utilize certain principles from the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, the COBIT 2019 Framework and the IT Infrastructure Library (“ITIL”) Framework. The program aims to protect and preserve the security, availability, integrity, confidentiality, and privacy of our information systems and information residing on those systems and includes controls and procedures for the prevention, identification, containment, and remediation of cybersecurity threats through the use of various technologies, tools, policies, standards, and practices. Features of our cybersecurity risk management program include:

•An expectation, set forth in our Code of Ethics, that all employees are responsible for protecting our data, operations and environment from unauthorized access and use;
•Regular cybersecurity risk assessments and benchmarking;
•Policies and processes related to the detection and reporting of and response to cybersecurity events;
•Cybersecurity training for all newly hired employees upon onboarding;
•Individualized, biannual employee information security assessments, coupled with tailored follow-on employee trainings;
•Phishing tests conducted at least quarterly on a global basis, with additional periodic phishing tests conducted with high-risk employee groups;
•Channels for employees to report suspicious emails or other activity and the actual or suspected loss, theft, improper use of or access to IDEXX systems or information;
•Deployment and ongoing assessment of the effectiveness of technological tools aimed at preventing, detecting, and mitigating cybersecurity threats;
•Policies and procedures to assess third-party service provider cybersecurity risks and security controls and measures (as part of our procurement process and periodically/regularly thereafter);
•Performance of cybersecurity tabletop exercises;
•Regular review of and, as applicable, updates to our cyber incident response plan and protocols, system backup measures, redundancy planning and disaster recovery plans; and
•Maintenance of a cyber risk insurance policy to help address risk of loss due to certain types of cybersecurity events.
A review of cybersecurity risks is integrated into our annual enterprise risk assessment that occurs as part of our annual strategic planning process and is included in our quarterly disclosure controls and procedures. Our annual enterprise risk assessment process involves the identification and assessment by senior line-of-business and functional leaders, as well as our Chief Information Security Officer (“CISO”) and Chief Information Officer (“CIO”), of the risks relevant to their lines of business and functional areas, the materiality of those risks, our risk tolerances and our plans to manage and mitigate the risks to the extent prudent and feasible.

From time to time, we engage third parties, including assessors, consultants, legal counsel, and others to conduct penetration testing, assess our program, provide recommendations for improvement, and advise us on best practices.

Material Effects from Risks of Cybersecurity Threats

We do not believe any risks from cybersecurity threats (including from any prior cybersecurity incidents) have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. There can be no assurances, however, that we or our business partners or suppliers will not experience a future system disruption, attack or security breach that materially impacts our business, operations, results of operations, or financial condition. For more information refer to “Item 1A. Risk Factors, General Risks, We are increasingly dependent on the continuous and reliable operation of our information technology systems, and a disruption of these systems or significant security breaches could adversely affect our business.”

Governance of our Cybersecurity Risk Management Program

Role of Management

Our cybersecurity risk management program and activities are led by our CISO, who reports to Ken Grady, our Senior Vice President and CIO, and oversees a team of information security professionals. At this time, Mr. Grady is our acting CISO while we are conducting a search to hire a new CISO. Mr. Grady, who joined IDEXX as our CIO in 2014, has more than twenty years of experience leading information technology teams, including cybersecurity teams, at healthcare companies. Our CIO is responsible for our cybersecurity-related governance programs, overseeing testing of our compliance with standards and remediation of known risks, and leads our employee training program.

Our CIO and CISO are responsible for providing information regarding our cybersecurity risk management program, as well as cybersecurity risks and incidents, to a senior management-level cybersecurity steering committee. Within our cybersecurity risk governance model, the steering committee, which includes our CIO, CISO, General Counsel, Chief Compliance Officer, Chief Audit Executive, Chief Human Resources Officer and other senior functional and business leaders, meets quarterly, and more frequently as warranted, to review and discuss, among other things, cybersecurity risk assessments, prioritization of initiatives, training plans and incident response plan, protocols and testing. This committee regularly provides updates on its discussions and decisions to our Chief Executive Officer.

Role of the Board of Directors

In December 2023, the Board delegated responsibility for overseeing our cybersecurity risk management to the Audit Committee. In accordance with the Audit Committee’s charter, the Audit Committee will at least annually review and discuss with management, including the CIO and CISO, our processes, policies, procedures, and protocols related to cybersecurity and information security, and it is anticipated that the full Board will participate in this annual review. In addition, in accordance with the Audit Committee’s charter, the Audit Committee will throughout the year regularly review and discuss with management, including the CIO and CISO, cybersecurity program assessments and audits, planned improvements and the status of any information security initiatives, as well as risks from cybersecurity threats pertinent to us and any previous cybersecurity incidents experienced by us, including any material impact or reasonably likely material impact on the Company, our business strategy, results of operations, or financial condition. The Audit Committee will provide reports to the Board at each regularly scheduled Board meeting of the matters it has recently addressed, including relating to the oversight of our cybersecurity risk management, and the full Board may participate from time to time, as warranted, in the Audit Committee’s sessions on cybersecurity risk management. Outside advisors also may meet from time to time with the Audit Committee or Board, as warranted, to review and discuss cybersecurity matters.

Prior to December 2023, our entire Board oversaw cybersecurity risk management, and our CIO and CISO reviewed our cybersecurity risks and risk management program and activities with the Board at least annually. The Board also received additional updates on changes in our cybersecurity risks and related risk management program and activities from time to time throughout the year, as warranted. Management also shared, and will continue to share, the results of our annual enterprise risk assessment, which includes a review of cybersecurity risk, with our full Board.

ITEM 2.    PROPERTIES

Our worldwide headquarters and principal executive offices are located in Westbrook, Maine where we engage in manufacturing, research and development, marketing, sales, and general and administrative support functions.

Primary Facility Locations

Location	Functions	Own/Lease
Westbrook, Maine	Worldwide Headquarters, principal executive offices	Own
Hoofddorp, Netherlands	Distribution center, warehousing, International administrative offices	Lease
Baar, Switzerland	EMEA administrative offices	Lease
Scarborough, Maine	Water, LPD and Supply Chain	Own
Memphis, Tennessee	Distribution Center and Reference Lab	Lease
North Grafton, Massachusetts	Reference Lab	Own
West Sacramento, California	Reference Lab	Own
Kornwestheim, Germany	Reference Lab	Own
Wetherby, United Kingdom	Reference Lab	Lease
Newmarket, United Kingdom	Water manufacturing	Lease
Bern, Switzerland	LPD manufacturing	Lease
Montpellier, France	LPD manufacturing	Lease
Roswell, Georgia	OPTI Medical manufacturing	Lease

Including the locations above, we have over 50 reference laboratories throughout the United States and over 25 reference laboratories internationally, including locations in Europe, Canada, Australia, New Zealand, Asia, and South Africa. The majority of our reference laboratories are leased, with the remainder being owned. We also lease space in various locations worldwide for administrative support, manufacturing, sales, distribution, and storage. We believe that our leased and owned properties are generally in good condition, are well-maintained, and are generally suitable and adequate to carry on our business.

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

Holders of Common Stock

As of February 12, 2024, there were 362 holders of record of our common stock. Because the majority of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of Equity Securities by the Issuer

During the three months ended December 31, 2023, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

October 1, 2023 to October 31, 2023	27,000		$404.85	27,000	2,936,817
November 1, 2023 to November 30, 2023	62,509		$426.15	62,509	2,874,308
December 1, 2023 to December 31, 2023	141		$482.60	—	2,874,308
Total	89,650	(2)		89,509	2,874,308

(1)As of December 31, 2023, our Board of Directors had approved the repurchase of up to 73 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program has been increased by the Board of Directors on numerous occasions. There is no specified expiration date for this repurchase program. There were no other repurchase programs outstanding during the three months ended December 31, 2023, and no repurchase programs expired during the period.

(2)During the three months ended December 31, 2023, we received 141 shares of our common stock that were surrendered by employees in payment for the required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b) but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase program.

During the year ended December 31, 2023, we repurchased approximately 0.2 million shares of our common stock in transactions made pursuant to our repurchase program and received approximately 0.02 million shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 20. Repurchases of Common Stock” to the consolidated financial statements for the year ended December 31, 2023, included in this Annual Report on Form 10-K for further information.

Dividends

We have never declared or paid any cash dividends on our common stock. From time to time our Board of Directors may consider the declaration of a dividend. However, we have no intention to declare or pay a dividend at this time.

Stock Performance

This graph compares our total stockholder returns, the Total Return for the Standard & Poor’s (“S&P”) 500 Index, the Total Return for the S&P 500 Health Care Index, and the Total Return for the NASDAQ Stock Market Index (U.S. Companies) (the “NASDAQ Index”) prepared by the Center for Research in Security Prices. This graph assumes the investment of $100 on December 31, 2018, in IDEXX’s common stock, the S&P 500 Index, the S&P 500 Health Care Index, and the NASDAQ Index and assumes dividends, if any, are reinvested. Measurement points are the last trading days of the years ended December 2018 to 2023. Historic stock price performance should not be relied on as being indicative of future stock price performance.

$400
$350
$300
$250
$200
$150
$100
$50
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
IDEXX Laboratories, Inc.
Nasdaq Index
S&P 500 Index
S&P 500 Health Care Index

	2018	2019	2020	2021	2022	2023

IDEXX Laboratories, Inc.	$100.00	$140.38	$268.72	$353.97	$219.31	$298.38
NASDAQ Index	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P 500 Health Care Index	$100.00	$120.82	$137.07	$172.89	$169.51	$172.99

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10‑K. The discussion of our financial condition and results of operations and liquidity and capital resources for the year ended December 31, 2021, and year-over-year comparisons between 2022 and 2021, is included in our Annual Report on Form 10-K for the year ended December 31, 2022, within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated by reference herein.

We have included certain terms and abbreviations used throughout this Annual Report on Form 10-K in the “Glossary of Terms and Selected Abbreviations.”

Description of Business Segments. We operate primarily through three business segments: diagnostic and information management-based products and services for the companion animal veterinary industry, which we refer to as the Companion Animal Group (“CAG”); water quality products (“Water”); and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve producer efficiency, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment combines and presents our human medical diagnostic products and services business (“OPTI Medical”) with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 3. Revenue and Note 17. Segment Reporting” to the consolidated financial statements for the year ended December 31, 2023, included in this Annual Report on Form 10-K for financial information about our segments, including our product and service categories, and our geographic areas.

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

Our diagnostic capabilities generate both recurring and non-recurring revenues. Revenues related to capital placements of our in-clinic IDEXX VetLab suite of instruments and our SNAP Pro Analyzer are non-recurring in nature in that they are sold to a particular customer only once. Revenues from the associated IDEXX VetLab consumables, SNAP rapid assay test kits, reference laboratory and consulting services, and extended maintenance agreements and accessories related to our IDEXX VetLab instruments, and our SNAP Pro Analyzer are recurring in nature, in that they are regularly purchased by our customers, typically as they perform diagnostic testing as part of ongoing veterinary care services. Our recurring revenues, most prominently IDEXX VetLab consumables and rapid assay test kits, have significantly higher gross margins than those provided by our instrument sales. Therefore, the sales mix of recurring and non-recurring revenues in a particular period will impact our gross margins.

Diagnostic Capital Revenue. Revenues related to the placement of the IDEXX VetLab suite of instruments are non-recurring in nature, in that the customer will buy an instrument once over its respective product life cycle, but will purchase consumables for that instrument on a recurring basis as they use that instrument for diagnostic testing purposes. Many instruments are placed through our customer commitment arrangements in exchange for multi-year customer commitments to purchase recurring products and services.

Below is a table showing active installed base units of our premium diagnostic instruments as of the years ended December 31, 2023, 2022, and 2021:

(units in thousands)	Installed Base
Instrument	December 31, 2023	December 31, 2022	December 31, 2021
Catalyst	69.1	63.1	56.6
Premium Hematology	47.8	43.1	38.2
SediVue	18.1	15.6	13.2

Our long-term success in the continuing growth of our CAG recurring diagnostic products and services is dependent upon: growing volumes at existing customers by increasing their utilization of existing and new test offerings, acquiring new customers, maintaining high customer loyalty and retention, and realizing annual price increases based on our differentiated products and the growing value of our diagnostic offering. We continuously seek opportunities to enhance the care that veterinary professionals give to their patients and clients through supporting the implementation of real-time care testing workflows, which is performing tests and sharing test results with the client at the time of the patient visit. Our latest generation of chemistry, hematology, and urinalysis instruments demonstrates this commitment by offering enhanced ease of use, faster time to results, broader test menu and connectivity to various information technology platforms that enhance the value of the diagnostic information generated by the instruments. In addition, we provide marketing tools and customer support that help drive efficiencies in veterinary practice processes and allow practices to increase the number of clients they see on a daily basis.

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

Recurring Diagnostic Revenue. Revenues from our IDEXX VetLab consumable products, our SNAP rapid assay test kits, outside reference laboratory and consulting services, and extended maintenance agreements and accessories related to our CAG Diagnostics instruments are considered recurring in nature. For the year ended December 31, 2023, recurring diagnostic revenue, which is both highly durable and profitable, accounted for approximately 80% of our consolidated revenue.

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

Recurring reference lab revenue growth is achieved both through increased testing volumes with existing customers and through the acquisition of new customers, net of customer losses. We believe the increased number of customer visits by our sales professionals as a result of the growth in our field sales organization has led to increased reference laboratory opportunities with customers who already use one of our in-clinic diagnostic modalities. Recurring reference laboratory diagnostic and consulting revenues have also increased as a result of our customer commitment arrangements, and customer gains from reference laboratory acquisitions, customer list acquisitions, and the opening of new reference laboratories, including laboratories that are co-located with large practice customers.

Veterinary Software, Services and Diagnostic Imaging Systems. Our portfolio of practice management offerings is designed to serve the full range of customers primarily within the North American, Australian, New Zealand, and European regions. Cornerstone, ezyVet, Animana, IDEXX Neo, and DVMAX practice management systems provide integrated information solutions, backed by customer support and education. These practice management systems support the veterinarian’s ability to practice better medicine and achieve the practice’s business objectives, including a quality client experience, staff efficiency and practice effectiveness and profitability. We market Cornerstone, ezyVet, IDEXX Neo, and DVMAX practice management systems to customers primarily in North America, Australia, and New Zealand. We market our Animana offering to customers primarily throughout Europe.

Our diagnostic imaging systems offer a convenient radiographic solution that provides superior image quality and the ability to share images with clients virtually anywhere. IDEXX imaging software enables enhanced diagnostic features and streamlined integration with our other products and services. Our digital radiography systems enable low-dose radiation image capture without sacrificing clear, high-quality diagnostic images, reducing the risk posed by excess radiation exposure for veterinary professionals.

Recurring Revenue. Animana, ezyVet, and IDEXX Neo practice management systems are subscription-based SaaS offerings designed to provide flexible pricing and a durable, recurring revenue stream, while utilizing cloud technology instead of a client server platform. While we continue to support our licensed-based Cornerstone and DVMAX software, we are growing our installed base of subscription-based practice management offerings for new customers of IDEXX practice management systems. Our Cornerstone and DVMAX customer base continues to be an important driver of growth through diagnostic integrations and add-on subscription services, such as Pet Health Network Pro, Petly Plans, and credit card processing, and we continue to make investments to enhance the customer experience of all of our license-based software offerings. We also offer rVetLink, a comprehensive referral management solution for specialty care hospitals that streamlines the referral process between primary care and specialty care veterinarians. rVetLink’s cloud technology integrates with major specialty hospital management systems, including Cornerstone Software and DVMAX Software. Our large practice management systems installed base provides access to veterinary channel transaction activity, enabling a syndicated data offering.

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

Systems and hardware. We differentiate our practice management systems through enhanced functionality, ease of use, and embedded integration with in-clinic IDEXX VetLab instruments and outside reference laboratory test results. Software, hardware, and integrated services that run key functions of veterinary clinics, including managing patient electronic health records, scheduling, client communication, billing, and inventory management. We also provide installation and advisory services associated with our systems and hardware placements.

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

Disease outbreaks are episodic and unpredictable, and certain diseases that are prevalent at one time may be substantially contained or eradicated at a later time. In response to outbreaks, testing initiatives may lead to exceptional demand for certain products in certain periods. Conversely, successful eradication programs may result in significantly decreased demand for certain products. In addition, increases in government funding may lead to increased demand for certain products and budgetary constraints may lead to decreased demand for certain products. As a result, the performance in certain sectors of this business can fluctuate.

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

Beginning in 2020, with the onset of the COVID-19 pandemic, we provided human testing solutions for the detection of SARS-CoV-2, the virus that causes COVID-19. During the first quarter of 2023, we discontinued actively marketing our COVID-19 testing products and services.

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

Revenue Recognition

Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 3. Revenue” to the consolidated financial statements for the year ended December 31, 2023, included in this Annual Report on Form 10-K for additional information about our revenue recognition policy and criteria for recognizing revenue.

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

Our customer commitment arrangements that include free or discounted instruments and systems, such as our IDEXX 360 program, provide customers with free or discounted instruments or systems upon entering into multi-year arrangements to purchase annual minimum amounts of products and services. We allocate total consideration, including future committed purchases and expected price adjustments, based on relative standalone selling prices, to identified performance obligations and recognize instrument revenue and cost at the time of installation and customer acceptance in advance of billing the customer, which is also when the customer obtains control of the instrument based on legal title transfer. Our right to future consideration related to instrument revenue is recorded as a contract asset within other current and long-term assets. The contract asset is transferred to accounts receivable when customers are billed for products and services over the term of the arrangement. We estimate, based on historical experience, and apply judgment to predict the amounts of future customer purchases and expected price adjustments related to these multi-year arrangements. Differences between estimated and actual customer purchases may impact the timing and amount of revenue recognition during the term of the customer arrangement, and a 10% change in these estimates would have increased or reduced contract assets and cumulative recognized revenue related to these programs by approximately $5.5 million at December 31, 2023.

Our customer commitment arrangements that include up-front consideration paid to customers provide customers with incentives in the form of IDEXX Points or, from time to time, cash, upon entering into multi-year arrangements to purchase annual minimum amounts of future products or services. If a customer breaches their agreement, they are required to refund all or a portion of the up-front consideration, or make other repayments, remedial actions, or both. Up-front incentives to customers are not made in exchange for distinct goods or services and are capitalized as consideration paid to customers (previously referred to as “customer acquisition costs”) within other current and long-term assets, which are subsequently recognized as a reduction to revenue over the term of the customer arrangement. If these up-front incentives are subsequently utilized to purchase instruments, we allocate total consideration, including future committed purchases less up-front incentives and estimates of expected price adjustments, based on relative standalone selling prices, to identified performance obligations and recognize instrument revenue and cost at the time of installation and customer acceptance. We estimate, based on historical experience, and apply judgment to predict the amounts of future customer purchases and expected price adjustments related to these multi-year arrangements. Differences between estimated and actual customer purchases may impact the timing and amount of revenue recognition during the term of the customer arrangement, and a 10% change in these estimates would have increased or reduced cumulative recognized revenue related to these programs by approximately $1.3 million at December 31, 2023.

Our rebate arrangements provide customers the opportunity to earn future rebates based on the volume of products and services they purchase over the term of the arrangement. We account for the customer’s right to earn rebates on future purchases as a separate performance obligation and determine the standalone selling price based on an estimate of rebates the customer will earn over the term of the program. Total consideration allocated to identified performance obligations is limited to goods and services that the customer is presently obligated to purchase and does not include estimates of future purchases that are optional. We allocate total consideration to identified performance obligations, including the customer’s right to earn rebates on future purchases, which is deferred and subsequently recognized upon the purchase of products and services, partly offsetting rebates as they are earned. We estimate, based on historical experience, and apply judgment to predict the amounts of future customer rebates related to these multi-year arrangements. Differences between estimated and actual customer rebates may impact the timing and amount of revenue recognition during the term of the customer arrangement, and a 10% change in these estimates would have increased or reduced deferred revenue and cumulative recognized revenue related to these programs by approximately $0.1 million at December 31, 2023.

Future market conditions and changes in product offerings may cause us to change marketing strategies to increase or decrease customer incentive offerings, possibly resulting in incremental reductions of revenue in future periods compared to reductions in the current or prior periods. Additionally, certain customer arrangements require us to estimate, based on historical experience, and apply judgment to predict the amounts of future customer purchases, customer rebates and other incentive payments, and price adjustments related to multi-year arrangements. Differences between estimated and actual customer purchases may impact the timing and amount of revenue recognition as described above.

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

We record a liability for uncertain tax positions that do not meet the more likely than not standard as prescribed by the authoritative guidance for income tax accounting. We record tax benefits for only those positions that we believe will more likely than not be sustained. For positions that we believe that it is more likely than not that we will prevail, we record a benefit considering the amounts and probabilities that could be realized upon ultimate settlement. If our judgment as to the likely resolution of the uncertainty changes, if the uncertainty is ultimately settled or if the statute of limitation related to the uncertainty expires, the effects of the change would be recognized in the period in which the change, resolution or expiration occurs. Our net liability for uncertain tax positions was $25.0 million as of December 31, 2023, and $25.8 million as of December 31, 2022, which includes estimated interest expense and penalties. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 14. Income Taxes” in the accompanying Notes to consolidated financial statements for more information.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies (v) and (w)” to the consolidated financial statements for the year ended December 31, 2023, included in this Annual Report on Form 10-K for a complete discussion of recent accounting pronouncements adopted and not adopted.

RESULTS OF OPERATIONS AND TRENDS

Effects of Certain Factors on Results of Operations

CAG Trends. Global trends in companion animal healthcare, including growth in demand for clinical services, continue to support solid growth for companion animal diagnostic products and services across regions. In the U.S., average diagnostics revenue per practice grew approximately 8% on a same-store basis during 2023, faster than approximately 6% growth in overall clinic revenues. U.S. same-store clinical visits at veterinary practices declined approximately 0.5% in 2023, impacted by ongoing veterinary practice productivity and capacity constraints. Our products and services include solutions that help improve staff productivity and create additional capacity at veterinary clinics. For example, during January 2024, we announced the launch of our new slide-free cellular analyzer, IDEXX inVue Dx, that detects the most common cytologic changes found in ear and blood samples, targeted for late 2024 release.

Supply Chain and Logistics Challenges. We believe that building and maintaining a well-managed and disciplined infrastructure have helped minimize impacts of supply chain constraints, including product and component availability issues, logistics challenges, including extended shipping periods and delays, and inflationary pressures. Our proactive approach to managing our operational processes, including forward planning with a focus on working closely with our suppliers and logistics partners, enables us to maintain continued high levels of product and service availability and customer service. We believe we are well-positioned to enable sustained high growth in our businesses and to effectively manage the impacts of potentially relatively higher costs in certain areas to support these growth plans. However, there can be no assurance as to the duration or severity of the supply chain and logistics challenges or the effectiveness of our mitigating activities.

Effect of Geopolitical Conflicts. The overall financial performance of our business may be impacted by geopolitical instability and macroeconomic conditions, including the effects of conflicts between Russia and Ukraine, tensions across the Taiwan Strait, the Israel-Hamas conflict, as well as other conflicts in the Middle East, and resulting uncertainty in the markets, volatility in exchange rates, and inflationary trends. In June 2022 we decided to liquidate our sole Russian subsidiary and suspend our direct Russian operations, which consisted of marketing and selling diagnostic products for veterinary clinics in Russia. A limited number of our products, which are important for human or animal healthcare, continue to be sold in Russia pursuant to ongoing third-party distribution agreements. Suspending our direct Russian operations and liquidating our Russian subsidiary did not have a material impact on our financial statements.

Currency Impact. For the year ended December 31, 2023, approximately 21% of our consolidated revenue was derived from products manufactured or sourced in U.S. dollars and sold internationally in local currencies, compared to 21% for the year ended December 31, 2022, and 23% for the year ended December 31, 2021. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured or purchased in U.S. dollars and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. denominated revenues. Refer to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in this Annual Report on Form 10-K for additional information regarding currency impact. Our future income tax expense could also be affected by changes in the mix of earnings, including as a result of changes in the rate of exchange for the U.S. dollar relative to currencies in countries with differing statutory tax rates. Refer to “Part I, Item 1A. Risk Factors” included in this Annual Report on Form 10-K for additional information regarding tax impacts.

Effects of Economic Conditions. Demand for our products and services is vulnerable to changes in the economic environment, including slow economic growth, high unemployment, and credit availability. Negative or cautious consumer sentiment can lead to reduced or delayed consumer spending, resulting in a decreased number of patient visits to veterinary clinics. Unfavorable economic conditions can impact sales of instruments, diagnostic imaging, and practice management systems, which are larger capital purchases for veterinarians. Additionally, economic turmoil, fears of a global economic downturn or recession, and inflationary pressure can cause our customers to remain sensitive to the pricing of our products and services. In the U.S., we monitor patient visits and clinic revenue data provided by a subset of our CAG customers. Although this data is a limited sample, and may be susceptible to short-term impacts, we believe that this data provides a fair and meaningful long-term representation of the trend in patient visit activity in the U.S., providing us insight regarding demand for our products and services.

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

Distributor Purchasing and Inventories. When selling our products through distributors, changes in distributors’ inventory levels can impact our reported sales, and these changes may be affected by many factors, which may not be directly related to underlying demand for our products by veterinary practices, which are the end users. If during a quarter or year, distributors’ inventories grew by less than those inventories grew in the comparable period of the prior year, then changes in distributors’ inventories would have an unfavorable impact on our reported sales growth in the current period. Conversely, if during a quarter or year, distributors’ inventories grew by more than those inventories grew in the comparable period of the prior year, then changes in distributors’ inventories would have a favorable impact on our reported sales growth in the current period.

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

Effects of Patent Expiration. Although we have several patents and licenses of patents and technologies from third parties that expired during 2023, and several that are expected to expire in 2024 and beyond, the expiration of these patents or licenses, individually or in the aggregate, is not expected to have a material effect on our financial position or future operations due to a range of factors as described in “Part I, Item 1. Business, Patents and Licenses.”

Non-GAAP Financial Measures. The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the current year, compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

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

Twelve Months Ended December 31, 2023, Compared to Twelve Months Ended December 31, 2022

Total Company

The following table presents revenue by operating segment by U.S. and non-U.S., or international geographies:

	For the Years Ended December 31,
Net Revenue (dollars in thousands)	2023	2022	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$3,352,356	$3,058,793	$293,563	9.6%	(0.2%)	—	9.8%
United States	2,282,507	2,073,222	209,285	10.1%	—	—	10.1%
International	1,069,849	985,571	84,278	8.6%	(0.6%)	—	9.1%

Water	$168,149	$155,720	$12,429	8.0%	(0.3%)	1.1%	7.2%
United States	83,838	76,875	6,963	9.1%	—	0.5%	8.5%
International	84,311	78,845	5,466	6.9%	(0.6%)	1.6%	5.9%

LPD	$121,659	$122,607	$(948)	(0.8%)	—	—	(0.8%)
United States	18,961	16,633	2,328	14.0%	—	—	14.0%
International	102,698	105,974	(3,276)	(3.1%)	0.1%	—	(3.1%)

Other	$18,789	$30,204	$(11,415)	(37.8%)	—	—	(37.8%)

Total Company	$3,660,953	$3,367,324	$293,629	8.7%	(0.2%)	0.1%	8.8%
United States	2,391,427	2,182,959	208,468	9.5%	—	—	9.5%
International	1,269,526	1,184,365	85,161	7.2%	(0.5%)	0.1%	7.6%
(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in organic revenue reflects benefits from higher realized prices and continued demand for companion animal diagnostics globally, supported by increases in CAG Diagnostics recurring revenues. Increases in our veterinary software and diagnostic imaging services recurring revenue also contributed to higher revenue supported by demand for subscription-based software. Higher revenue in our Water business was primarily due to the benefit of price increases and higher testing volumes in certain international regions, as well as the benefit of an acquisition in the third quarter of 2022. The decline in our LPD business was primarily due to lower herd health screening volume, partially offset by higher realized prices and volume growth in North America, Europe, and South America. The decrease in Other revenue was primarily due to lower sales of OPTI COVID-19 PCR testing products and services, following the discontinuation of active marketing of such products and services in the first quarter of 2023.The impact of currency movements decreased total revenue growth by 0.2%, while the impact of acquisitions increased total revenue growth by 0.1%.

The following table presents our total Company results of operations:

	For the Years Ended December 31,				Change
Total Company - Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$3,660,953		$3,367,324		$293,629	8.7%
Cost of revenue	1,470,983		1,362,986		107,997	7.9%
Gross profit	2,189,970	59.8%	2,004,338	59.5%	185,632	9.3%

Operating Expenses:
Sales and marketing	566,066	15.5%	524,505	15.6%	41,561	7.9%
General and administrative	335,825	9.2%	326,248	9.7%	9,577	2.9%
Research and development	190,951	5.2%	254,820	7.6%	(63,869)	(25.1%)
Total operating expenses	1,092,842	29.9%	1,105,573	32.8%	(12,731)	(1.2%)
Income from operations	$1,097,128	30.0%	$898,765	26.7%	$198,363	22.1%

Gross Profit. Gross profit increased due to higher pricing and sales volumes, which supported a 30 basis point increase in the gross profit margin. The impact from foreign currency movements decreased the gross profit margin by approximately 60 basis points, primarily from the impact of lower hedge gains in the current year compared to the prior year. Excluding the impact of foreign currency movements, the increase in the gross profit margin was supported by recurring revenue net price gains, which mitigated the inflationary cost impacts that contributed to higher product and labor costs. Sales mix, including effects from high CAG Diagnostic consumable growth; software services gross margin expansion; and productivity gains in our reference laboratories also contributed to the increase in our gross profit margin.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs, including investments in our global commercial capability. General and administrative expense increased primarily due to higher personnel-related costs, partially offset by a $16 million customer contract resolution gain recognized during the first quarter of 2023. Research and development expense decreased primarily due to the comparison to the prior year acquisition of rights to use certain technology for $84 million, partially offset by higher personnel-related and project costs. The overall change in foreign currency exchange rates was not significant to operating expense growth.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Years Ended December 31,
Net Revenue (dollars in thousands)	2023	2022	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$2,935,425	$2,660,280	$275,145	10.3%	(0.2%)	—	10.5%
IDEXX VetLab consumables	1,188,261	1,057,236	131,025	12.4%	(0.3%)	—	12.7%
Rapid assay products	344,494	313,667	30,827	9.8%	(0.2%)	—	10.0%
Reference laboratory diagnostic and consulting services	1,278,617	1,178,113	100,504	8.5%	(0.1%)	—	8.6%
CAG Diagnostics services and accessories	124,053	111,264	12,789	11.5%	(0.3%)	—	11.8%
CAG Diagnostics capital - instruments	137,603	147,326	(9,723)	(6.6%)	(0.1%)	—	(6.5%)
Veterinary software, services and diagnostic imaging systems:	279,328	251,187	28,141	11.2%	(0.2%)	—	11.4%
Recurring revenue	214,597	180,973	33,624	18.6%	(0.2%)	—	18.8%
Systems and hardware	64,731	70,214	(5,483)	(7.8%)	(0.2%)	—	(7.6%)
Net CAG revenue	$3,352,356	$3,058,793	$293,563	9.6%	(0.2%)	—	9.8%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher realized prices and increased volumes across modalities, primarily in the U.S. International growth was constrained by macroeconomic conditions. The impact of foreign currency movements decreased CAG Diagnostics recurring revenue growth by 0.2%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher price realization and higher sales volumes, supported by the expansion of our installed base of instruments and our expanded menu of available tests. The impact of currency movements decreased revenue growth by 0.3%.

The increase in rapid assay revenue resulted primarily from higher price realization and higher clinic testing levels, primarily from SNAP 4Dx Plus. The impact of currency movements decreased revenue growth by 0.2%.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to higher realized price and higher testing volumes in our U.S. labs. Growth in other regions was primarily due to higher price realization, partially offset by lower international volumes. The impact of currency movements decreased revenue growth by 0.1%.

CAG Diagnostics services and accessories revenue growth was primarily a result of the 11% increase in our active installed base of instruments. The impact of currency movements decreased revenue growth by 0.3%.

CAG Diagnostics Capital – Instrument Revenue. The decrease in instrument revenue was primarily due to instrument sales mix, program pricing effects and the regional mix of instrument placements, partially offset by higher premium instrument placements. The impact of currency movements decreased revenue growth by 0.1%.

Veterinary Software, Services, and Diagnostic Imaging Systems Revenue. The increase in recurring revenue was primarily due to an expansion of our active installed base, resulting in higher subscription and support revenue, and higher realized prices. The decrease in our systems and hardware revenue imaging systems revenue was primarily due to marketing program price effects, partially offset by higher instrument placements. The impact of currency movements decreased revenue growth by 0.2%.

The following table presents the CAG segment results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$3,352,356		$3,058,793		$293,563	9.6%
Cost of revenue	1,349,930		1,252,216		97,714	7.8%
Gross profit	2,002,426	59.7%	1,806,577	59.1%	195,849	10.8%

Operating Expenses:
Sales and marketing	517,258	15.4%	480,655	15.7%	36,603	7.6%
General and administrative	299,701	8.9%	288,746	9.4%	10,955	3.8%
Research and development	172,727	5.2%	236,227	7.7%	(63,500)	(26.9%)
Total operating expenses	989,686	29.5%	1,005,628	32.9%	(15,942)	(1.6%)
Income from operations	$1,012,740	30.2%	$800,949	26.2%	$211,791	26.4%

Gross Profit. Gross profit increased primarily due to higher pricing and sales volumes, which supported a 60 basis point increase in the gross profit margin. The impact from foreign currency movements decreased the gross profit margin by approximately 40 basis points, primarily from the impact of lower hedge gains in the current year compared to the prior year. Excluding the impact of foreign currency movements, the increase in the gross profit margin was supported by recurring revenue net price gains, which mitigated the inflationary cost impacts that contributed to higher product and labor costs. Sales mix, including effects from high CAG Diagnostic consumable growth; software services gross margin expansion; and productivity gains in our reference laboratories also contributed to the increase in our gross profit margin.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs, including investments in our global commercial capability. General and administrative expense increased primarily due to higher personnel-related costs, partially offset by a $16 million customer contract resolution gain recognized during the first quarter of 2023. Research and development expense decreased primarily due to the comparison to the prior year acquisition of rights to use certain technology for $84 million, partially offset by higher personnel-related and project costs. The overall change in foreign currency exchange rates was not significant to operating expense growth.

Water

The following table presents the Water segment results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$168,149		$155,720		$12,429	8.0%
Cost of revenue	52,148		45,861		6,287	13.7%
Gross profit	116,001	69.0%	109,859	70.5%	6,142	5.6%

Operating Expenses:
Sales and marketing	21,249	12.6%	18,564	11.9%	2,685	14.5%
General and administrative	15,655	9.3%	14,353	9.2%	1,302	9.1%
Research and development	4,757	2.8%	4,423	2.8%	334	7.6%
Total operating expenses	41,661	24.8%	37,340	24.0%	4,321	11.6%
Income from operations	$74,340	44.2%	$72,519	46.6%	$1,821	2.5%

Revenue. The increase in our Water business revenue was primarily due to higher realized price and, to a lesser extent, higher volumes. The impact of the acquisition completed during the third quarter of 2022 increased revenue growth by 1.1%. The impact of currency movements decreased revenue growth by 0.3%.

Gross Profit. Gross profit for Water increased due to higher sales volumes, partially offset by a 150 basis point decrease in the gross profit margin. The impact from foreign currency movements decreased the gross profit margin by approximately 160 basis points, including the impact of lower hedge gains in the current year compared to the prior year. Excluding the impact of foreign currency movements, the increase in the gross profit margin was primarily due to higher realized prices, partially offset by higher product costs.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs. General and administrative expense increased primarily due to higher personnel-related costs. Research and development expense increased primarily due to higher personnel-related costs and project costs, offset by lower third-party costs. The overall change in foreign currency exchange rates was not significant to operating expense growth.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$121,659		$122,607		$(948)	(0.8%)
Cost of revenue	56,219		49,606		6,613	13.3%
Gross profit	65,440	53.8%	73,001	59.5%	(7,561)	(10.4%)

Operating Expenses:
Sales and marketing	25,798	21.2%	23,491	19.2%	2,307	9.8%
General and administrative	17,174	14.1%	17,119	14.0%	55	0.3%
Research and development	12,493	10.3%	12,582	10.3%	(89)	(0.7%)
Total operating expenses	55,465	45.6%	53,192	43.4%	2,273	4.3%
Income from operations	$9,975	8.2%	$19,809	16.2%	$(9,834)	(49.6%)

Revenue. The decline in revenue was primarily due to lower herd health screening revenues related to reduced live animal imports by China, partially offset by higher realized prices and, to a lesser extent, higher volume in swine, poultry, and ruminant testing in North America, Europe, and South America. The impact of foreign currency movements was immaterial to revenue.

Gross Profit. The decrease in LPD gross profit was primarily due to lower sales volumes and a 570 basis point decrease in the gross profit margin. The impact from foreign currency movements decreased the gross profit margin by approximately 460 basis points, including the impact of lower hedge gains in the current year compared to the prior year. The remaining decrease in the gross profit margin is primarily due to higher product costs and unfavorable sales mix, partially offset by higher realized prices.

Operating Expenses. Sales and marketing expense increased primarily due to increases in personnel-related costs. General and administrative and research and development expenses were relatively constant compared to the prior year. The overall change in foreign currency exchange rates was not significant to operating expense growth.

Other

The following table presents the Other results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Amount	Percentage

Revenues	$18,789		$30,204		$(11,415)	(37.8%)
Cost of revenue	12,686		15,303		(2,617)	(17.1%)
Gross profit	6,103	32.5%	14,901	49.3%	(8,798)	(59.0%)

Operating Expenses:
Sales and marketing	1,761	9.4%	1,795	5.9%	(34)	(1.9%)
General and administrative	3,295	17.5%	6,030	20.0%	(2,735)	(45.4%)
Research and development	974	5.2%	1,588	5.3%	(614)	(38.7%)
Total operating expenses	6,030	32.1%	9,413	31.2%	(3,383)	(35.9%)
Income from operations	$73	0.4%	$5,488	18.2%	$(5,415)	(98.7%)

Revenue. The decrease in Other revenue was primarily due to lower sales of OPTI COVID-19 PCR testing products and services in the U.S., following our discontinuation of active marketing of such products and services in the first quarter of 2023, partially offset by higher realized prices for our OPTI Medical instruments and consumables.

Gross Profit. Gross profit decreased due to lower sales volume and a 1,680 basis point decrease in the gross profit margin. The decrease in the gross profit margin was primarily due to higher product costs and unfavorable sales mix impacts from lower OPTI COVID-19 PCR testing volumes, partially offset by higher realized prices. The overall change in foreign currency exchange rates had an immaterial impact on gross profit.

Operating Expenses. General and administrative expense decreased primarily due to lower foreign exchange losses on settlements of foreign currency denominated transactions compared to the prior year. Foreign exchange losses on settlements for all operating segments are reported within our Other segment. Research and development expense decreased primarily due to lower product development costs related to human medical diagnostic products.

Non-Operating Items

Interest Expense. Interest expense was $41.6 million for the year ended December 31, 2023 compared to $39.9 million for the prior year. The increase in interest expense was primarily the result of higher interest rates, partially offset by lower average debt balances. During the first quarter of 2023, we entered into an interest rate swap to manage the impact of interest rate fluctuations associated with $250.0 million of borrowings under our variable-rate credit facility.

Our effective income tax rate was 20.4% for the year ended December 31, 2023, and 21.0% for the year ended December 31, 2022. The decrease in our effective tax rate was primarily due to the release of valuation allowances against deferred tax assets in certain international and state jurisdictions. Our projected effective tax rate for 2024 is approximately 22%. This projected increase in the effective tax rate over the full year 2023 effective tax rate, is primarily due to the non-recurring reductions in our December 31, 2023, effective tax rate associated with the release of valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. We generate cash primarily through the payments made by customers for our companion animal veterinary, livestock, poultry, dairy, and water products and services, consulting services, and other various systems and services. Our cash disbursements are primarily related to compensation and benefits for our employees, inventory and supplies, taxes, research and development, capital expenditures, rents, occupancy-related charges, interest expense, and business acquisitions. At December 31, 2023, we had $453.9 million of cash and cash equivalents, compared to $112.5 million on December 31, 2022. Working capital totaled $543.7 million at December 31, 2023, compared to negative $134.3 million at December 31, 2022. The change in working capital is primarily due to higher cash and lower outstanding borrowings on our Credit Facility. As of December 31, 2023, we had a remaining borrowing availability of $998.5 million under our $1.25 billion Credit Facility with $250.0 million outstanding borrowing under the Credit Facility. The general availability of funds under our Credit Facility is reduced by $1.5 million for outstanding letters of credit. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example to fund significant discretionary activities, we could elect to raise capital in the U.S. through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and cash equivalents are generally available without restrictions to fund ordinary business operations outside the U.S.

The following table presents cash, cash equivalents and marketable securities held domestically, and by our foreign subsidiaries:

	For the Years Ended December 31,
Cash and cash equivalents (in thousands)	2023	2022

U.S.	$324,434	$16,112
Foreign	129,498	96,434
Total	$453,932	$112,546

Total cash, cash equivalents and marketable securities held in U.S. dollars by our foreign subsidiaries	$13,170	$6,647

Of the $453.9 million of cash and cash equivalents held as of December 31, 2023, $163.1 million was held as bank deposits at a diversified group of institutions, primarily systemically important banks, and $290.8 million was held in a U.S. government money market fund. As of December 31, 2022, more than 99% of the cash and cash equivalents held was as bank deposits. Cash and cash equivalents at December 31, 2023, included approximately USD $1.7 million in cash denominated in non-U.S. currencies held in countries with currency control restrictions, which limit our ability to transfer funds outside of the countries in which they are held. The currency control restricted cash is generally available for use within the country where it is held.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022

Days sales outstanding (1)	46.1	45.6	43.9	42.9	43.4
Inventory turns (2)	1.3	1.3	1.3	1.3	1.3
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

Sources and Uses of Cash

The following table presents cash provided (used):

(in thousands)	For the Years Ended December 31,
	2023	2022	Dollar Change

Net cash provided by operating activities	$906,510	$542,984	$363,526
Net cash used by investing activities	(125,254)	(195,350)	70,096
Net cash used by financing activities	(441,996)	(370,936)	(71,060)
Net effect of changes in exchange rates on cash	2,126	(8,606)	10,732
Net change in cash and cash equivalents	$341,386	$(31,908)	$373,294

Operating Activities. The increase in cash provided by operating activities of $363.5 million during 2023 compared to 2022, was primarily due to comparably less cash used to fund changes in other assets and liabilities, inventories, and higher net income. During the prior year, we entered into two discrete arrangements to license intellectual property for which we paid $65 million which was charged to research and development expense. We also made higher tax payments during 2022, primarily due to changes imposed by the 2017 Tax Cuts and Jobs Act, including the relevant provision that requires U.S. research and development expenditures incurred after January 1, 2022 to be capitalized and amortized over a five-year period.

The following table presents cash flows from changes in operating assets and liabilities:

(in thousands)	For the Years Ended December 31,
	2023	2022	Dollar Change

Accounts receivable	$(53,871)	$(41,398)	$(12,473)
Inventories	(28,651)	(121,731)	93,080
Accounts payable	(557)	3,467	(4,024)
Deferred revenue	(3,032)	(11,019)	7,987
Other assets and liabilities	13,682	(102,849)	116,531
Total change in cash due to changes in operating assets and liabilities	$(72,429)	$(273,530)	$201,101

Cash used due to changes in operating assets and liabilities during the year ended December 31, 2023, compared to the same period in the prior year, decreased approximately $201.1 million. Cash used for inventory in the current period, compared to the prior period, decreased $93.1 million primarily due to planned inventory growth in the prior year to mitigate supply chain risks and support demand. The decrease of cash used for other assets and liabilities was primarily due to higher non-cash operating expenses recorded as accrued liabilities for personnel-related costs and lower annual employee incentive program payments in the current year, and lower tax payments in the current year, compared to the same period in the prior year.

We have historically experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year and for the annual period driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

Investing Activities. Cash used by investing activities was $125.3 million during 2023, compared to $195.4 million used during 2022. The decrease in cash used by investing activities during 2023, compared to 2022 was primarily due to discrete uses of cash during the prior year for an equity investment, higher spending for purchases of property and equipment related to our new warehouse and manufacturing site expansion, and for the acquisitions of an international water testing business and intangible assets.

Our total capital expenditure plan for 2024 is estimated to be approximately $180.0 million, which includes capital investments in manufacturing and operations facilities to support growth, as well as investments in customer-facing software.

On February 1, 2024, we acquired the assets of a privately owned software and data platform business based in the U.S. that extends our practice management systems cloud-native workflow and delivers strategic data solutions to our customers and their clients for approximately $77 million in cash, and also agreed to make contingent payments of up to $30 million during the subsequent three years, based on the achievement of certain goals.

Financing Activities. Cash used by financing activities was $442.0 million during 2023, compared to $370.9 million used during 2022. The increase in cash used by financing activities was primarily due to $329.0 million cash used for repayments under our Credit Facility in the current year, compared to borrowings of $505.5 million under our Credit Facility in the prior year. The increase in cash used by financing activities was partially offset by $71.9 million of cash used to repurchase our common stock in the current year, compared to $819.7 million of cash used to purchase our common stock in the prior year. In December 2023, we paid off our $75.0 million 2023 Series A Notes. In February 2022, we paid off our $75.0 million 2022 Series A Notes.

The aggregate principal amounts of our 2024 Series B Notes will become due and payable on July 21, 2024 and we anticipate paying off our 2024 Series B Notes for $75.0 million when due in July 2024 with available cash on hand. Should we elect to prepay any of our senior notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Senior Note Agreements. Additionally, in the event of a change in control of the Company or upon the disposition of certain assets of the Company, the proceeds of which are not reinvested (as defined in the Senior Note Agreements), we may be required to prepay all or a portion of the senior notes.

Repurchases of our common stock vary depending upon the level of other investing and deployment activities, as well as share price and prevailing interest rates. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders, and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. We primarily fund our share repurchases with cash generated from operations, as well as from various capital market activities, including the committed available financing through our Credit Facility. Cash used to repurchase shares of our common stock decreased by $747.8 million during 2023, compared to 2022. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 20. Repurchases of Common Stock” to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about our share repurchases.

Under the $1.25 billion Credit Facility, the $1.0 billion unsecured credit line matures on December 9, 2026 and requires no scheduled prepayments before that date. On October 20, 2022, pursuant to the terms of the Credit Facility, the term lenders thereunder provided us, as borrower, an incremental term loan in an aggregate principal amount of $250.0 million (the “Term Loan”). The Term Loan matures on October 20, 2025. The net proceeds of the Term Loan were used to repay previously incurred revolver borrowings under the Credit Facility. The Term Loan is subject to the same affirmative and negative covenants and events of default as the borrowings previously incurred pursuant to the Credit Facility. The applicable interest rate for the Term Loan is consistent with our line of credit, and is calculated at a per annum rate equal to either (at our option) (1) a prime rate plus a margin ranging from 0.0% to 0.375% based on our consolidated leverage ratio, (2) an adjusted term SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio, or (3) an adjusted daily simple SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 13, Debt” for additional information about our applicable interest rates on our Credit Facility. Under the Credit Facility, we also pay quarterly commitment fees ranging from 0.075% to 0.25%, based on our leverage ratio, on any unused commitment.

Under the Credit Facility, the net repayment and borrowing activity resulted in increased cash used of $834.5 million during 2023, compared to 2022. At December 31, 2023, we had $250.0 million outstanding on our line of credit, all of which was on our $250.0 million Term Loan under the Credit Facility. At December 31, 2022, we had $329.0 million outstanding on our line of credit and a $250.0 million Term Loan, for a total of $579.0 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.5 million for letters of credit that were issued primarily in connection with our workers' compensation policy at December 31, 2023, and 2022. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements and violations of laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation not to exceed 3.5-to-1. At December 31, 2023, we were in compliance with the covenants of the Credit Facility. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, (“ERISA”), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default.

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

Effect of currency translation on cash. The net effects of changes in foreign currency exchange rates are related to changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries. These changes will fluctuate each year as the value of the U.S. dollar relative to the value of the foreign currencies change. The value of a currency depends on many factors, including interest rates, and the issuing governments' debt levels and strength of economy.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements or variable interest entities except for letters of credit and third-party guarantees, as reflected in “Part II, Item 8. Financial Statements and Supplementary Data, Note 13 Debt” and “Part II, Item 8. Financial Statements and Supplementary Data. Note 16. Commitments, Contingencies and Guarantees” to the consolidated financial statements for the year ended December 31, 2023, included in this Annual Report on Form 10-K, respectively.

Financial Covenant. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements and Credit Facility, not to exceed 3.5-to-1. As of December 31, 2023, we were in compliance with the covenants of the Senior Note Agreements and Credit Facility. The following details our consolidated leverage ratio calculation:

(in thousands)	Twelve Months Ended
Trailing 12 Months Adjusted EBITDA:	December 31, 2023

Net income attributable to stockholders	$845,042
Interest expense	41,581
Provision for income taxes	216,134
Depreciation and amortization	114,908
Acquisition-related expense	27
Share-based compensation expense	59,739
Extraordinary and other non-recurring non-cash charges	1,484
Adjusted EBITDA	$1,278,915

(dollars in thousands)	Twelve Months Ended
Debt to Adjusted EBITDA Ratio:	December 31, 2023

Line of credit	$250,000
Current and long-term portion of long-term debt	697,880
Total debt	947,880
Acquisition-related consideration payable	287
Deferred financing costs	308
Gross debt	$948,475
Gross debt to Adjusted EBITDA ratio	0.74

Cash and cash equivalents	$(453,932)
Net debt	$494,543
Net debt to Adjusted EBITDA ratio	0.39

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

As of December 31, 2023, current liabilities include $250.0 million outstanding borrowing on our Credit Facility and the current portion of long-term debt of $75.0 million recorded as current liabilities. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 13. Debt” for more information about our Credit Facility and for more information on our repayment of our Senior Notes.

We also have purchase obligations that include agreements and purchase orders to purchase goods or services that are contractually enforceable and that specify all significant terms, including fixed or minimum quantities, pricing, and approximate timing of purchases. As of December 31, 2023, we had approximately $196.3 million in purchase obligations due in 2024. Our purchase obligations beyond 2024 are approximately $55.2 million. These purchase obligation amounts do not include amounts recorded in accounts payable as of December 31, 2023. The expected timing of payments of our purchase obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

Additionally, we have agreements with third parties that we have entered into in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and, based on our analysis of the nature of the risks involved, we believe that the fair value of these agreements is minimal. Accordingly, we did not record any liabilities for these obligations at December 31, 2023 and 2022, and do not anticipate any future payments for these guarantees.

As of December 31, 2023, our remaining obligation associated with the deemed repatriation tax resulting from the Tax Cut and Jobs Act of 2017 is $21.8 million. Prior to 2023, our prior overpayments satisfied our installment obligations. In 2023, our installment obligation exceeded our remaining overpayment and payment was remitted for the balance due on the installment. Our final installment will be paid in 2025. For information on our unrecognized tax benefits, refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 14. Income Taxes.”

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists primarily of foreign currency exchange risk, interest rate risk, and effects of inflation. Our functional currency is the U.S. dollar and our primary manufacturing operations and inventory supply contracts are in the U.S. or in U.S. dollars, but we distribute our products worldwide both through direct export and through our foreign subsidiaries. Our primary foreign currency transaction risk consists of intercompany purchases and sales of products and we attempt to mitigate this risk through our hedging program described below. For the year ended December 31, 2023, approximately 21% of our consolidated revenue was derived from products manufactured or sourced in U.S. dollars and sold internationally in local currencies, compared to 21% and 23% for the years ended December 31, 2022 and 2021, respectively. The functional currency of most of our subsidiaries is their local currency.

Our foreign currency exchange impacts are comprised of three components: 1) local currency revenues and expenses; 2) the impact of hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary.

The following table presents the estimated foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share for the current period and compared to the respective prior-year period:

	For the Years Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021

Revenue (decrease) increase	$(4,603)	$(108,812)	$46,001

Operating profit (decrease) increase, excluding hedge activity and exchange impacts on settlement of foreign currency denominated transactions	$(5,489)	$(56,420)	$28,557
Hedge gains (losses) - current period	3,512	25,733	(7,121)
Exchange (losses) on settlements of foreign currency denominated transactions - current period	(1,078)	(3,408)	(2,111)
Operating profit (decrease) increase - current period	$(3,055)	$(34,095)	$19,325

Hedge (gains) losses - prior period	(25,733)	7,121	(829)
Exchange losses (gains) on settlement of foreign currency denominated transactions - prior period	3,408	2,111	(699)
Operating profit (decrease) increase - compared to prior period	$(25,380)	$(24,863)	$17,797

Diluted earnings per share (decrease) increase - compared to prior period	$(0.24)	$(0.22)	$0.16

At our current foreign exchange rate assumptions, we anticipate year-over-year changes will reduce our revenues, and increase our operating profit and diluted earnings per share in the year ended December 31, 2024, by approximately $1 million, $2 million, and $0.02 per share, respectively. These favorable impacts to our operating profit and diluted earnings per share includes net year-over-year impacts of foreign currency hedging activity, which is expected to increase total company operating profit by approximately $2 million and diluted earnings per share by $0.02 during the year ending December 31, 2024. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimate assumes that the value of the U.S. dollar relative to other currencies will reflect the euro at $1.08, the British pound at $1.25, the Canadian dollar at $0.74, the Australian dollar at $0.66; the Japanese yen at ¥147, the Chinese renminbi at RMB 7.23, and the Brazilian real at R$4.95 to the U.S. dollar for the full year of 2024.

The foreign currency exchange impacts on our revenue and operating income will be different from our 2024 estimates if actual foreign exchange rates are different from our assumptions. Excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, a 1% strengthening of the U.S. dollar would reduce revenue by approximately $13 million and operating income by approximately $4 million, net of hedge positions.

The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into foreign currency exchange contracts with large, well-capitalized multinational financial institutions and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions. If a hedging instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in accumulated other comprehensive income, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedge instrument is not effective in achieving offsetting changes in fair value. We primarily utilize foreign currency exchange contracts with durations of less than 24 months.

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

Our foreign currency hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the year ended December 31, 2023. We enter into foreign currency exchange contracts designated as cash flow hedges for amounts that are less than the full value of forecasted intercompany purchases and sales and for amounts that are equivalent to, or less than, other significant transactions. As a result, no significant ineffectiveness has resulted or been recognized in the statements of income for the years ended December 31, 2023, 2022, and 2021. Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.

We enter into hedge agreements where we believe we have meaningful exposure to foreign currency exchange risk, with the exception of certain emerging markets where it is not practical to hedge our exposure. We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to foreign services and in emerging markets where it is not practical to hedge. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany purchases and sales totaled $294.0 million at December 31, 2023, and $258.2 million at December 31, 2022. At December 31, 2023, we had $2.4 million of net unrealized losses on foreign currency exchange contracts recorded in accumulated other comprehensive loss, net of related tax. For more information on our hedge agreements refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 19. Hedging Instruments.”

For additional information, refer to “Part I, Item 1A. Risk Factors: “Since our business is global in nature, geopolitical risks and other risks associated with doing business internationally could negatively affect our business, financial condition, and operating results” and “Strengthening of the rate of exchange for the U.S. dollar has a negative effect on our business,” and “Part II, Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies.”

Interest Rate Risk and Effects of Inflation

We incur interest expense on our borrowings outstanding on our Senior Notes at a fixed rate. We have a Credit Facility with a syndicate of multinational banks, which matures on December 9, 2026, and requires no scheduled prepayments before that date. Although the Credit Facility does not mature until December 9, 2026, all individual borrowings under the terms of the Credit Facility have a stated term between 1 and 180 days, including the $250.0 million Term Loan that matures on October 20, 2025. The variable rates are based on SOFR, with rolling maturities of one and three month increments.

We entered into an interest rate swap to manage the effect of variable interest obligations on amounts borrowed under the terms of the Credit Facility. Beginning on March 31, 2023, the variable interest rate associated with $250.0 million of borrowings outstanding under the Credit Facility became effectively fixed at 3.9%, plus the applicable credit spread, through October 20, 2025. Borrowings outstanding under the Credit Facility at December 31, 2023, were $250.0 million.

During 2023, we experienced inflationary pressure on our operating costs. During 2024, we expect to continue to face higher costs for labor, commodities, energy, and transportation, as well as increased prices from suppliers. We may not be able to offset these higher costs through productivity initiatives and price increases, which may materially and adversely affect our business, results of operations, and financial condition. Any price increases we may impose may lead to declines in sales volume or loss of business, if competitors do not similarly adjust their prices, or customers refuse to purchase at the higher prices.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report commencing on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at December 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the

Treadway Commission. Based on this evaluation, our management concluded that, at December 31, 2023, our internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting at December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Certifications

The certifications with respect to disclosure controls and procedures and internal control over financial reporting of the Company’s chief executive officer and chief financial officer are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

Rule 10b5-1 Trading Plan Elections

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Directors, executive officers, compliance with Section 16(a) of the Exchange Act, our code of ethics and corporate governance is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Proposal One – Election of Directors,” “Executive Compensation – Executive Officers,” “Stock Ownership Information – Delinquent Section 16(a) Reports,” “Corporate Governance – Corporate Governance Guidelines and Code of Ethics,” and “Corporate Governance – Board Committees” in the Company’s definitive Proxy Statement with respect to its 2024 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on
Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Executive Compensation – Compensation Discussion and Analysis,” “Executive Compensation – Executive Compensation Tables,” “Executive Compensation – Potential Payments Upon Termination or Change in Control,” “Corporate Governance – Non-Employee Director Compensation,” “Corporate Governance – 2023 Non-Employee Director Compensation Table,” “Executive Compensation – CEO Pay Ratio,” “Executive Compensation – Pay Versus Performance,” “Corporate Governance – Compensation and Talent Committee Interlocks and Insider Participation,” and “Compensation and Talent Committee Report” in the Company’s definitive Proxy Statement with respect to its 2024 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to Item 201(d) of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Executive Compensation – Equity Compensation Plan Information” in the Company’s definitive Proxy Statement with respect to its 2024 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information required by this Item with respect to Item 403 of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Stock Ownership Information” in the Company’s definitive Proxy Statement with respect to its 2024 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance – Related Person Transactions” and “Corporate Governance – Director Independence” in the Company’s definitive Proxy Statement with respect to its 2024 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Audit Committee Matters – Independent Auditors’ Fees” and “Audit Committee Matters – Independent Auditor Fee Approval Policy” in the Company’s definitive Proxy Statement with respect to its 2024 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K

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
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of IDEXX Laboratories, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IDEXX Laboratories, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition from Certain Product and Service Revenue

As described in Note 3 to the consolidated financial statements, the Company recognized product and service revenue of $3.7 billion for the year ended December 31, 2023, of which a majority relates to certain product and service revenue. Management recognizes revenue when, or as, performance obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to a customer, and it is probable that the Company will collect substantially all of the consideration to which they will be entitled, based on the customer’s intent and ability to pay the promised consideration. Management excludes sales, use, value-added, and other taxes they collect on behalf of third parties from revenue. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products or services to a customer. To accurately present the consideration received in exchange for promised products or services, the Company applies the five-step revenue recognition model.

The principal consideration for our determination that performing procedures relating to revenue recognition from certain product and service revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition from certain product and service revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of certain product and service revenue at the amount of consideration management expects to receive in exchange for transferring products or services to the customer. These procedures also included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, contracts, proof of delivery and acceptance for instruments, proof of shipment, proof of lab report or proof of lab test, and subsequent payment receipts and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2023 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of delivery and acceptance for instruments, proof of shipment, proof of lab report or proof of lab test, and subsequent payment receipts.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 22, 2024

We have served as the Company’s auditor since 2002.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2023	December 31, 2022

ASSETS
Current Assets:
Cash and cash equivalents	$453,932	$112,546
Accounts receivable, net of allowance of $9,501 in 2023 and $8,265 in 2022	457,445	400,619
Inventories	380,282	367,823
Other current assets	203,595	220,489
Total current assets	1,495,254	1,101,477
Long-Term Assets:
Property and equipment, net	702,177	649,474
Operating lease right-of-use assets	115,499	118,618
Goodwill	365,961	361,795
Intangible assets, net	84,500	97,672
Other long-term assets	496,534	417,729
Total long-term assets	1,764,671	1,645,288
TOTAL ASSETS	$3,259,925	$2,746,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$110,643	$110,221
Accrued liabilities	478,712	433,662
Credit facility	250,000	579,000
Current portion of long-term debt	74,997	74,982
Current portion of deferred revenue	37,195	37,938
Total current liabilities	951,547	1,235,803
Long-Term Liabilities:
Deferred income tax liabilities	7,235	8,150
Long-term debt, net of current portion	622,883	694,387
Long-term deferred revenue, net of current portion	28,533	30,862
Long-term operating lease liabilities	99,671	101,239
Other long-term liabilities	65,526	67,587
Total long-term liabilities	823,848	902,225
Total liabilities	1,775,395	2,138,028

Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 107,506 shares in 2023 and 107,193 shares in 2022; Outstanding: 83,032 shares in 2023 and 82,894 shares in 2022	10,751	10,719
Additional paid-in capital	1,569,565	1,463,215
Deferred stock units: Outstanding: 59 units in 2023 and 58 units in 2022	5,530	5,182
Retained earnings	4,444,571	3,599,529
Accumulated other comprehensive loss	(71,206)	(77,796)
Treasury stock, at cost: 24,474 shares in 2023 and 24,299 shares in 2022	(4,474,681)	(4,392,112)
Total IDEXX Laboratories, Inc. stockholders’ equity	1,484,530	608,737
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,259,925	$2,746,765

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2023	2022	2021

Revenue:
Product revenue	$2,089,936	$1,928,773	$1,875,308
Service revenue	1,571,017	1,438,551	1,340,052
Total revenue	3,660,953	3,367,324	3,215,360
Cost of Revenue:
Cost of product revenue	717,951	656,511	656,823
Cost of service revenue	753,032	706,475	669,105
Total cost of revenue	1,470,983	1,362,986	1,325,928
Gross profit	2,189,970	2,004,338	1,889,432
Expenses:
Sales and marketing	566,066	524,505	486,735
General and administrative	335,825	326,248	309,660
Research and development	190,951	254,820	161,009
Income from operations	1,097,128	898,765	932,028
Interest expense	(41,581)	(39,858)	(29,808)
Interest income	5,629	1,065	434
Income before provision for income taxes	1,061,176	859,972	902,654
Provision for income taxes	216,134	180,883	157,810
Net income	845,042	679,089	744,844
Less: Net (loss) attributable to noncontrolling interest	—	—	(1)
Net income attributable to IDEXX Laboratories, Inc. stockholders	$845,042	$679,089	$744,845

Earnings per Share:
Basic	$10.17	$8.12	$8.74
Diluted	$10.06	$8.03	$8.60
Weighted Average Shares Outstanding:
Basic	83,066	83,623	85,200
Diluted	83,978	84,600	86,572

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2023	2022	2021

Net income	$845,042	$679,089	$744,844
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	17,725	(25,692)	(26,731)
Defined benefit plans, net of tax expense of $(267) in 2023, $(613) in 2022, and $— in 2021	(1,302)	(3,282)	—
Reclassification adjustment for defined benefit plans included in net income, net of tax of $111 in 2023, $99 in 2022, and $— in 2021	519	506	—
Unrealized gain (loss) on Euro-denominated notes, net of tax expense (benefit) of $(811) in 2023, $1,411 in 2022, and $2,011 in 2021	(2,601)	4,525	6,404
Unrealized gain (loss) on investments, net of tax expense (benefit) of $3 in 2023, $(14) in 2022, and $46 in 2021	8	(46)	146
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on foreign currency exchange contracts, net of tax expense (benefit) of $(143) in 2023, $5,954 in 2022, and $2,133 in 2021	(792)	14,851	9,139
Unrealized gain (loss) on cross currency swaps, net of tax expense (benefit) of $(1,754) in 2023, $1,190 in 2022, and $1,699 in 2021	(5,629)	3,817	5,399
Unrealized gain (loss) on interest rate swap, net of tax expense (benefit) of $976 in 2023, $— in 2022, and $— in 2021	3,131	—	—
Reclassification adjustment for (gain) loss included in net income, net of tax (expense) benefit of $(1,699) in 2023, $(6,742) in 2022, and $1,347 in 2021	(4,469)	(18,991)	5,774
Unrealized gain (loss) on derivative instruments	(7,759)	(323)	20,312
Other comprehensive gain (loss), net of tax	6,590	(24,312)	131
Comprehensive income	851,632	654,777	744,975
Less: comprehensive income attributable to noncontrolling interest	—	—	(1)
Comprehensive income attributable to IDEXX Laboratories, Inc.	$851,632	$654,777	$744,976

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity
Balance December 31, 2020	106,457	$10,646	$1,294,849	$4,503	$2,175,595	$(53,615)	$(2,799,890)	$707	$632,795
Net income	—	—	—	—	744,845	—	—	(1)	744,844
Other comprehensive gain, net	—	—	—	—	—	131	—	—	131
Acquisition of noncontrolling interest (Note 4)	—	—	(284)	—	—	—	—	(706)	(990)
Repurchases of common stock, net	—	—	—	—	—	—	(770,801)	—	(770,801)
Common stock issued under stock plans, net	421	42	46,228	(12)	—	—	—	—	46,258
Deferred stock units activity	—	—	(1,035)	1,035	—	—	—	—	—
Share-based compensation cost	—	—	37,562	193	—	—	—	—	37,755
Balance December 31, 2021	106,878	10,688	1,377,320	5,719	2,920,440	(53,484)	(3,570,691)	—	689,992
Net income	—	—	—	—	679,089	—	—	—	679,089
Other comprehensive loss, net	—	—	—	—	—	(24,312)	—	—	(24,312)
Acquisition of noncontrolling interest (Note 4)	—	—	—	—	—	—	—	—	—
Repurchases of common stock, net	—	—	—	—	—	—	(821,421)	—	(821,421)
Common stock issued under stock plans, net	315	31	36,654	(1,066)	—	—	—	—	35,619
Deferred stock units activity	—	—	(459)	459	—	—	—	—	—
Share-based compensation cost	—	—	49,700	70	—	—	—	—	49,770
Balance December 31, 2022	107,193	10,719	1,463,215	5,182	3,599,529	(77,796)	(4,392,112)	—	608,737
Net income	—	—	—	—	845,042	—	—	—	845,042
Other comprehensive loss, net	—	—	—	—	—	6,590	—	—	6,590
Repurchases of common stock, net	—	—	—	—	—	—	(82,569)	—	(82,569)
Common stock issued under stock plans, net	313	32	46,984	(25)	—	—	—	—	46,991
Deferred stock units activity	—	—	(345)	345	—	—	—	—	—
Share-based compensation cost	—	—	59,711	28	—	—	—	—	59,739
Balance December 31, 2023	107,506	$10,751	$1,569,565	$5,530	$4,444,571	$(71,206)	$(4,474,681)	$—	$1,484,530

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2023	2022	2021

Cash Flows from Operating Activities:
Net income	$845,042	$679,089	$744,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,908	111,900	104,596
Impairment charge	1,484	2,346	5,148
Provision for uncollectible accounts	5,552	5,829	1,484
Deferred income taxes	(48,306)	(35,065)	(3,377)
Share-based compensation expense	59,739	49,770	37,755
Other	520	2,645	2,619
Changes in assets and liabilities:
Accounts receivable	(53,871)	(41,398)	(33,141)
Inventories	(28,651)	(121,731)	(52,919)
Accounts payable	(557)	3,467	11,233
Deferred revenue	(3,032)	(11,019)	(7,551)
Other assets and liabilities	13,682	(102,849)	(55,145)
Net cash provided by operating activities	906,510	542,984	755,546
Cash Flows from Investing Activities:
Purchases of property and equipment	(133,631)	(148,838)	(119,549)
Acquisitions of intangible assets	—	(10,000)	—
Equity investments	—	(25,000)	—
Acquisitions of businesses, net of cash acquired	—	(11,512)	(173,418)
Proceeds from net investment hedges	8,377	—	—
Net cash used by investing activities	(125,254)	(195,350)	(292,967)
Cash Flows from Financing Activities:
(Repayments) borrowings on credit facility, net	(329,000)	505,500	73,500
Payments of senior notes	(75,000)	(75,000)	(50,000)
Debt issuance costs	—	(435)	(2,650)
Purchase of minority interest	—	—	(990)
Repurchases of common stock, net	(71,920)	(819,711)	(746,777)
Proceeds from exercises of stock options and employee stock purchase plans	47,034	35,747	46,565
Payment of acquisition-related contingent consideration and holdbacks	(3,135)	(6,431)	(1,500)
Shares withheld for statutory tax withholding payments on restricted stock	(9,975)	(10,606)	(15,562)
Net cash used by financing activities	(441,996)	(370,936)	(697,414)
Net effect of changes in exchange rates on cash	2,126	(8,606)	(4,639)
Net increase (decrease) in cash and cash equivalents	341,386	(31,908)	(239,474)
Cash and cash equivalents at beginning of period	112,546	144,454	383,928
Cash and cash equivalents at end of period	$453,932	$112,546	$144,454

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

We develop, manufacture, and distribute products and provide services primarily for the companion animal veterinary, livestock and poultry, dairy, and water testing industries. We also sell human medical point-of-care products and laboratory diagnostics. Our principal line of business, which we refer to as our Companion Animal Group (“CAG”) operating segment, provides diagnostic capabilities and information management solutions for the companion animal veterinary industry, as well as the biomedical research community. Our principal regions for these products and services are North America, Europe, Australia, and Japan, but we also sell to customers and distributors in many other countries around the world. Our Water operating segment provides innovative testing solutions for the quality and safety of water principally in the U.S. and Europe, and Brazil, but we also sell to customers in many other countries around the world. Our Livestock, Poultry and Dairy (“LPD”) operating segment provides diagnostic tests and related instrumentation and performs services that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to ensure the quality and safety of milk. Our principal regions for these products and services are Europe, the United States, China, Australia, and Brazil, but we also sell to customers in many other countries around the world. We also operate a smaller operating segment that is comprised of our human medical diagnostic products and services business (“OPTI Medical”). Financial information about our OPTI Medical operating segment is combined and presented with our out-licensing arrangements remaining from our pharmaceutical business in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. Refer to “Note 3. Revenue” for additional information regarding disaggregated revenue by segment, major product and service categories, and geographical areas. Refer to “Note 17. Segment Reporting” for additional information regarding our reportable operating segments.

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Estimates

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to reserves for accounts receivable, customer contract assets and lease receivables; goodwill and other intangible assets; income taxes; inventory valuation; revenue recognition, including product returns and customer contracts with multiple performance obligations; share-based compensation; warranty reserves; self-insurance reserves; fair value measurements; and loss contingencies. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates.

(b)    Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Cash and cash equivalents consist primarily of demand deposits, money market funds, and short-duration agency bonds and commercial paper as described above, which management believes are subject to minimal credit and market risk.

There is no restricted cash on our consolidated balance sheets for the years ended December 31, 2023 and 2022.

(c)    Inventories – Refer to Note 7

(d)    Property and Equipment – Refer to Note 9

(e)    Goodwill and Other Intangible Assets – Refer to Note 11

(f)    Warranty Reserves

We provide a standard twelve-month warranty on all diagnostic instruments sold. We recognize the cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. Cost of product revenue reflects not only estimated warranty expense for instruments sold in the current period, but also any changes in estimated warranty expense for the portion of the aggregate installed base that is under warranty. Estimated warranty expense is based on a variety of inputs, including historical instrument performance in the customers’ environments, historical and estimated costs incurred in servicing instruments, and projected instrument reliability. Should actual service rates or costs differ from our estimates, revisions to the estimated warranty liability would be required. The liability for warranties is included in accrued liabilities in the accompanying consolidated balance sheets. The amount of warranty reserve during the years ended December 31, 2023 and 2022 was not material.

(g)    Income Taxes – Refer to Note 14

(h)    Taxes Remitted to Governmental Authorities by IDEXX on Behalf of Customers

We calculate, collect from our customers, and remit to governmental authorities sales, value-added, and excise taxes assessed by governmental authorities in connection with revenue-producing transactions with our customers. We report these taxes on a net basis and do not include these tax amounts in revenue or cost of product or service revenue.

(i)    Revenue – Refer to Note 3

(j)    Research and Development Costs

Research and development costs, which consist of employee compensation and benefits, certain licensing costs, materials, external consulting, and product development costs, are expensed as incurred. We evaluate our research and development costs for capitalization after the technological feasibility has been established for software and products containing software to be sold; however, no costs were capitalized during the years ended December 31, 2023, 2022, and 2021. Software developed to deliver hosted services to our customers has been designated as internal-use, and we capitalize certain costs incurred in connection with developing or obtaining software designated for internal use based on three distinct stages of development. Refer to “Note 9. Property and Equipment, Net” for further information on internal-use software.

(k)    Advertising Costs

Advertising costs, which are recognized as sales and marketing expense in the period in which they are incurred, were $4.2 million, $5.0 million, and $3.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

(l)    Legal Costs

Legal costs are considered period costs and, accordingly, are expensed in the year services are provided.

(m)    Share-Based Compensation – Refer to Note 5

(n)    Leases – Refer to Note 8

(o)    Earnings per Share – Refer to Note 15

(p)    Foreign Currency

The functional currency of most of our foreign subsidiaries is their local currency, and a small number of our foreign subsidiaries that conduct business primarily in U.S. dollars have the U.S. dollar as their functional currency. Assets and liabilities of our other foreign subsidiaries, whose functional currency is their local currency, are translated to the U.S. dollar using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated to the U.S. dollar using the exchange rate at the date at which those elements are recognized, and where it is impractical to do so, an average exchange rate in effect during the period is used to translate those elements. Cumulative translation gains and losses are shown in the accompanying consolidated balance sheets as a separate component of accumulated other comprehensive income (“AOCI”).

Revenues and expenses denominated in a currency other than the respective subsidiary’s functional currency are recorded at the current exchange rate when the transaction is recognized. Monetary assets and liabilities denominated in a currency other than the respective subsidiary’s functional currency are remeasured at each balance sheet date using the exchange rate in effect at each balance sheet date. These foreign currency gains and losses are included in general and administrative expenses within our Other segment. We recognized aggregate foreign currency losses of $1.1 million, $3.4 million, and $2.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

(q)    Hedging Instruments – Refer to Note 19

(r)    Fair Value Measurements – Refer to Note 18

(s)    Comprehensive Income

We report all changes in equity, including net income and transactions or other events and circumstances from non-owner sources during the period in which they are recognized. We have chosen to present comprehensive income, which encompasses net income, foreign currency translation adjustments, gains and losses on our net investment hedges, defined benefit plan adjustments, and the difference between the cost and the fair market value of investments in debt and equity securities, forward currency exchange contracts, and interest rate swap contracts in the consolidated statements of comprehensive income. Refer to “Note 21. Accumulated Other Comprehensive Income” for information about the effects on net income of significant amounts reclassified out of each component of AOCI for the years ended December 31, 2023, 2022, and 2021.

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

Our equity investments of $30.3 million, for both the years ended December 31, 2023 and 2022, are recorded at cost in other long-term assets. Refer to “Note 4. Acquisitions, Asset Purchases and Investments” for additional information regarding our acquisition of certain equity investments.

(u)    Concentrations of Risk

Financial Instruments. Financial instruments that potentially subject us to concentrations of credit risk are principally cash, cash equivalents, accounts receivable, contract assets, lease receivables, and derivatives. To mitigate such risk with respect to cash and cash equivalents, we place our cash with highly-rated financial institutions, in non-interest bearing accounts that are insured by the U.S. government and money market funds invested in government securities. To reduce credit risk with respect to accounts receivable, contract assets, and lease receivables, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers that purchase our products and services, and we have no significant customers that accounted for greater than 10% of our consolidated revenues during the year ended December 31, 2023. As a result, we believe that accounts receivable, contract assets, and lease receivables credit risk exposure is limited. We maintain allowances for expected credit losses, but historically have not experienced material losses related to an individual customer or group of customers in any particular industry or geographic area.

To mitigate concentration of credit risk with respect to derivatives, we enter into transactions with highly-rated financial institutions, enter into master netting arrangements with counterparties to our derivative transactions, and frequently monitor the creditworthiness of our counterparties. Our master netting arrangements reduce our exposure in that they permit outstanding receivables and payables with the counterparties to our derivative transactions to be offset in the event of default. We have not incurred such losses and consider the risk of counterparty default to be minimal.

Sole and Single-Source Suppliers. Many of the third parties that provide us with the instruments we sell, as well as certain components, raw materials and consumables used in or with our products, are sole or single-source suppliers. Some of the products that we purchase from these suppliers are proprietary or complex in nature, and, therefore, cannot be readily or easily replaced by alternative sources. We have a process of qualifying alternative third-party suppliers for select components and materials, which must meet approvals internally and from various regulatory agencies before we are able to use and sell products using these alternative sources. If we are unable to obtain adequate quantities of inventory, we could face cost increases or delays or discontinuations in product shipments, which could have a material adverse effect on our results of operations. Under certain long-term supply arrangements we paid the supplier for costs related to molds, dies and other tools used for the production of products we purchase. These payments are capitalized in other assets, as we do not have title or control of the underlying production assets, and are amortized to cost of sales.

(v)    New Accounting Pronouncements Adopted

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

We adopted ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” as of January 1, 2023, which adds certain disclosure requirements for a buyer in a supplier finance program. The amendments in this update require that a buyer in a supplier finance program discloses sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. Refer to “Note 12. Accounts Payable, Accrued Liabilities and Other Long-Term Liabilities.”

We adopted ASU 2021-08, “Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities,” as of January 1, 2023. ASU 2021-08 is intended to improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination by providing consistent recognition guidance. The adoption of ASU 2021-08 did not have a material impact on our consolidated financial statements.

(w)    New Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The amendments are effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating ASU 2023-07 to determine its impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of income tax rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. We are currently evaluating ASU 2023-09 to determine its impact on our consolidated financial statements.

NOTE 3.      REVENUE

Revenue Recognition

We recognize revenue when, or as, performance obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to a customer, and it is probable that we will collect substantially all of the consideration to which we will be entitled, based on the customer’s intent and ability to pay the promised consideration. We exclude sales, use, value-added, and other taxes we collect on behalf of third parties from revenue. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer. To accurately present the consideration received in exchange for promised products or services, we apply the five-step model outlined below:

1.Identification of a contract or agreement with a customer
2.Identification of our performance obligations in the contract or agreement
3.Determination of the transaction price
4.Allocation of the transaction price to the performance obligations
5.Recognition of revenue when, or as, we satisfy a performance obligation

We enter into contracts where customers purchase combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The timing of revenue recognition, billings, and cash collections results in accounts receivable, lease receivables, and contract assets arising when revenue is recognized in advance of billings, and contract liabilities or deferred revenue as a result of receiving consideration in advance of revenue recognition within our consolidated balance sheet. Customer payment terms are typically 30 to 60 days, and these terms vary by location based on local business practices and by customer.

Customer contracts are modified primarily to create new, or change existing, enforceable rights and obligations. Customer contract modifications typically create new performance obligations to deliver additional goods and/or services that are distinct from the goods and/or services transferred before the modification, and the related increase in consideration does not reflect the standalone selling price for the additional goods and/or services. We account for these modifications prospectively as if it were a termination of the existing contract and the creation of a new contract, and we allocate the sum of the remaining consideration of the original contract that has not been recognized as revenue and the incremental consideration promised as part of the modification to the remaining performance obligations.

From time to time we have other types of contract modifications. Contract modifications that create new performance obligations to deliver additional goods and/or services that are distinct from the goods and/or services transferred before the modification, and the related increase in consideration approximates the standalone selling price for the additional goods and/or services, are accounted for as separate contracts. Contract modifications that do not create new performance obligations, but the goods and/or services to be delivered after the contract modification date are distinct from the goods and/or services transferred before the modification, are accounted for as a termination of the existing contract and the creation of a new contract.

Revenues by Product and Service Categories and by Principal Geographic Areas

We present disaggregated revenue for our CAG segment based on major product and service categories. Our Water and LPD segments are comprised of a single major product category.

The following table presents revenue by major product and service categories:

(in thousands)	For the Years Ended December 31,
	2023	2022	2021
CAG segment revenue:
CAG Diagnostics recurring revenue:	$2,935,425	$2,660,280	$2,534,562
IDEXX VetLab consumables	1,188,261	1,057,236	1,006,781
Rapid assay products	344,494	313,667	296,852
Reference laboratory diagnostic and consulting services	1,278,617	1,178,113	1,123,656
CAG Diagnostics services and accessories	124,053	111,264	107,273

CAG Diagnostics capital - instruments	137,603	147,326	149,140

Veterinary software, services and diagnostic imaging systems:	279,328	251,187	206,258
Recurring revenue	214,597	180,973	147,498
Systems and hardware	64,731	70,214	58,760
CAG segment revenue	3,352,356	3,058,793	2,889,960

Water segment revenue	168,149	155,720	146,505
LPD segment revenue	121,659	122,607	135,887
Other segment revenue	18,789	30,204	43,008

Total revenue	$3,660,953	$3,367,324	$3,215,360

The following table presents revenue by principal geographic area, based on customers’ domiciles:

(in thousands)	For the Years Ended December 31,
	2023	2022	2021
Americas
United States	$2,391,427	$2,182,959	$1,995,683
Canada	150,110	142,743	139,727
Latin America & Caribbean	83,923	75,035	66,623
	2,625,460	2,400,737	2,202,033
Europe, the Middle East and Africa
Germany	149,789	137,876	146,762
United Kingdom	121,745	110,400	114,955
France	96,797	84,479	90,836
Italy	53,787	48,192	52,062
Spain	52,332	46,982	48,169
Switzerland	34,830	30,646	31,984
Netherlands	30,508	26,882	29,656
Other	176,396	161,577	167,525
	716,184	647,034	681,949
Asia Pacific Region
Australia	95,465	96,408	94,414
Japan	75,569	77,661	84,275
China	44,168	49,193	63,166
Other	104,107	96,291	89,523
	319,309	319,553	331,378
Total	$3,660,953	$3,367,324	$3,215,360

Major Categories of Revenue for our Products and Services

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

Instruments, Software and Systems. CAG Diagnostics capital instruments, diagnostic imaging systems, veterinary software licenses and computer hardware revenues are recognized and invoiced when the customer obtains control of the products based on legal title transfer and we have the right to payment, which generally occurs at the time of installation and customer acceptance. Our instruments, software, and systems are often included in one of our significant customer programs, as further described below.

SaaS Subscriptions. We offer a variety of veterinary software and diagnostic imaging SaaS subscriptions including ezyVet, Animana, Neo, Pet Health Network Pro, Petly Plans, Web PACS, rVetLink, SmartFlow, and Vet Radar. We recognize revenue for our SaaS subscriptions over time on a ratable basis over the contract term, beginning on the date our service is made available to the customer. Our subscription contracts vary in term from monthly to two years. Customers typically pay for our subscription contracts in equal monthly amounts over the term of the arrangement. Deferred revenue related to our SaaS subscriptions is not material.

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

Contracts with Multiple Performance Obligations

We enter into arrangements with multiple performance obligations where customers purchase a combination of IDEXX products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately requires significant judgment. We determine the transaction price for a contract based on the total consideration we expect to receive in exchange for the transferred goods or services. To the extent the transaction price includes variable consideration, such as volume rebates or expected price adjustments, we apply judgment in constraining the estimated variable consideration due to factors that may cause reversal of revenue recognized. We evaluate constraints based on our historical and projected experience with similar customer arrangements.

We allocate revenue to each performance obligation in proportion to the relative standalone selling prices, and recognize revenue when transfer of the related goods or services has occurred for each obligation. We utilize the observable standalone selling price when available, which represents the price charged for the promised product or service when sold separately. When standalone selling prices for our products or services are not directly observable, we determine the standalone selling prices using relevant information available and apply suitable estimation methods including, but not limited to, the cost plus a margin approach. We recognize revenue as each performance obligation is satisfied, either at a point in time or over time, as described in the revenue categories above. We do not disclose information about remaining performance obligations that are part of arrangements with an original expected duration of one year or less.

The following customer arrangements represent our most significant customer contracts that contain multiple performance obligations:

    Customer Commitment Arrangements. We offer customers incentives upon entering into multi-year arrangements to purchase annual minimum amounts of products and services.

Free or Discounted Instruments and Systems. Many of our customer commitment arrangements, such as our IDEXX 360 program, provide customers with free or discounted instruments or systems upon entering into multi-year arrangements to purchase annual minimum amounts of products and services. We allocate total consideration, including future committed purchases and expected price adjustments, based on relative standalone selling prices to identified performance obligations and recognize instrument revenue and cost at the time of installation and customer acceptance in advance of billing the customer, which is also when the customer obtains control of the instrument based on legal title transfer. Our right to future consideration related to instrument revenue is recorded as a contract asset within other current and long-term assets. The contract asset is transferred to accounts receivable when customers are billed for products and services over the term of the arrangement. We have determined that these arrangements do not include a significant financing component.

On December 31, 2022, our contract assets were $190.8 million, of which approximately $43.2 million was reclassified to accounts receivable when customers were billed for related products and services during the year ended December 31, 2023. Furthermore, as a result of new placements under commitment arrangements, net of subsequent amounts reclassified to accounts receivable and allowances established for credit losses, our contract assets were $223.1 million at December 31, 2023. We monitor customer purchases over the term of their arrangement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the years ended December 31, 2023 and 2022, were not material.

Up-Front Consideration Paid to Customers. We provide customers with incentives in the form of IDEXX Points upon entering into multi-year arrangements to purchase annual minimum amounts of future products and/or services (previously referred to as “up-front customer loyalty programs”). If a customer breaches their agreement, they are required to refund all or a portion of the up-front consideration, or make other repayments, remedial actions, or both. Up-front incentives to customers (previously referred to as “customer acquisition costs”) in the form of IDEXX Points or, from time to time, cash, are not made in exchange for distinct goods or services and are capitalized as consideration paid to customers within other current and long-term assets, which are subsequently recognized as a reduction to revenue over the term of the customer arrangement. If these up-front incentives are subsequently utilized to purchase instruments, we allocate total consideration, including future committed purchases less up-front incentives and estimates of expected price adjustments, based on relative standalone selling prices, to identified performance obligations, and recognize instrument revenue and cost at the time of installation and customer acceptance. To the extent invoiced instrument revenue exceeds recognized instrument revenue, we record deferred revenue as a contract liability, which is subsequently recognized upon the purchase of products and services over the term of the contract. We have determined these arrangements do not include a significant financing component.

On December 31, 2022, our capitalized consideration paid to customers was $158.0 million, of which approximately $50.9 million was recognized as a reduction of revenue during the year ended December 31, 2023. Furthermore, as a result of new payments to customers, net of subsequent recognition, our capitalized consideration paid to customer was $168.9 million at December 31, 2023. We monitor customer purchases over the term of their arrangement to assess the realizability of our capitalized consideration paid to customers and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the years ended December 31, 2023 and 2022, were not material.

Rebate Arrangements. Our rebate arrangements provide customers the opportunity to earn future rebates based on the volume of products and/or services they purchase over the term of the arrangement. Rebate incentives are typically offered in multi-year arrangements that include customer commitments to purchase annual minimum amounts of products and services, or, to a lesser extent, are sometimes offered without future purchase commitments. We account for the customer’s right to earn rebates on future purchases as a separate performance obligation and determine the standalone selling price based on an estimate of rebates the customer will earn over the term of the arrangement. Total consideration allocated to identified performance obligations is limited to goods and services that the customer is presently obligated to purchase and does not include estimates of future purchases that are optional. We allocate total consideration to identified performance obligations, including the customer’s right to earn rebates on future purchases, which is deferred and subsequently recognized upon the purchase of products and/or services, partly offsetting rebates as they are earned.

On December 31, 2022, our deferred revenue related to rebate and up-front consideration arrangements was $36.1 million, of which approximately $12.6 million was recognized when customers purchased eligible products and services during the year ended December 31, 2023. Furthermore, as a result of new customer purchases under rebate and up-front consideration arrangements, net of subsequent recognition, our deferred revenue was $32.9 million at December 31, 2023, of which approximately 33%, 26%, 19%, 13%, and 9% are expected to be recognized during 2024, 2025, 2026, 2027, and thereafter, respectively.

For our customer commitment arrangements, we estimate future revenues related to multi-year arrangements to be approximately $3.8 billion, of which approximately 28%, 24%, 20%, 15%, and 13% are expected to be recognized during 2024, 2025, 2026, 2027, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to future purchases, net of the expected revenue reductions from consideration paid to customers and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

Instrument Rental Arrangements. Revenues from instrument rental and reagent rental arrangements are recognized either as operating leases on a ratable basis over the term of the arrangement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental arrangements in equal monthly amounts over the term of the rental arrangement. For some arrangements, customers are provided with the right to purchase the instrument at the end of the lease term. Our reagent rental arrangements provide customers the right to use our instruments upon entering into multi-year arrangements to purchase annual minimum amounts of consumables. These types of arrangements include an embedded lease for the right to use our instrument and we determine the amount of lease revenue allocated to the instrument based on relative standalone selling prices. Lease revenues are presented in product revenue on our consolidated income statement. Lease revenue was approximately $20.7 million, $20.3 million, and $20.8 million for the years ended December 31, 2023, 2022, and 2021, respectively, including both operating leases and sales-type leases.

Sales-type Reagent Rental Arrangements. Our reagent rental arrangements that effectively transfer control of instruments to our customers are classified as sales-type leases and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is transferred to accounts receivable when customers are billed for products and services over the term of the arrangement. On December 31, 2022, our lease receivable assets were $18.4 million, of which approximately $4.3 million was reclassified to accounts receivable when customers were billed for related products and services during the year ended December 31, 2023. Furthermore, as a result of new placements under sales-type reagent rental arrangements, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $23.1 million at December 31, 2023. The impacts of discounting and unearned income at December 31, 2023, were not material. Profit and loss recognized at the commencement date and interest income during the year ended December 31, 2023, were not material. We monitor customer purchases over the term of their arrangement to assess the realizability of our lease receivable assets. Impairments during the year ended December 31, 2023, were not material.

Operating-type Reagent Rental Arrangements. Our reagent rental arrangements that do not effectively transfer control of instruments to our customers are classified as operating leases and we recognize instrument revenue and costs ratably over the term of the arrangement. The cost of the instrument is capitalized within property and equipment. During the year ended December 31, 2023, we transferred instruments of $14.6 million compared to $17.4 million during the year ended December 31, 2022, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental arrangements of approximately $56.4 million, of which approximately 26%, 23%, 18%, 15%, and 18% are expected to be recognized during 2024, 2025, 2026, 2027, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of expected price adjustments, and as a result, may be lower than stated contractual commitments by our customers.

Other Customer Incentive Arrangements. Certain arrangements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified purchase threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method for incentives that are offered to individual customers, and the expected-value method for arrangements that are offered to a broad group of customers. Revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the years ended December 31, 2023 and 2022, were not material. Refund obligations related to customer incentive arrangements are recorded in accrued liabilities for the actual issuance of incentives, incentives earned but not yet issued, and estimates of incentives to be earned in the future.

Combined Arrangements. At times, we combine aspects of customer commitment arrangements, instrument rental arrangements and other incentives within a single customer arrangement. We separate each significant element and include the contract assets, consideration paid to customers, deferred revenues, and estimated future revenues within the most relevant disclosures above. Each customer contract is presented as a net contract asset or net contract liability on our consolidated balance sheet.

Deferred Extended Warranties and Post-Contract Support Revenue

On December 31, 2022, our deferred revenue related to extended warranties and post-contract support was $26.4 million, of which approximately $19.8 million was recognized during the year ended December 31, 2023. Furthermore, as a result of new arrangements, our deferred revenue related to extended warranties and post-contract support was $26.0 million at December 31, 2023. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less, and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $9.7 million at December 31, 2023, of which approximately 43%, 29%, 16%, 7%, and 5% are expected to be recognized during 2024, 2025, 2026, 2027, and thereafter, respectively. We have determined these arrangements do not include a significant financing component.

IDEXX Points

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

Costs to Obtain a Contract

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

On December 31, 2022, our deferred commission costs, included within other current and long-term assets, were $19.2 million, of which approximately $6.5 million of commission expense was recognized during the year ended December 31, 2023. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $19.7 million at December 31, 2023. Impairments of deferred commission costs during the years ended December 31, 2023 and 2022, were not material.

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

Asset Purchases and Investments

During 2022, we entered into two discrete arrangements to license intellectual property for which we paid $65.0 million and accrued $15.0 million in subsequent payments, all of which was charged to research and development expense. The $15.0 million milestone payment was issued in the first quarter of 2023. These two arrangements were treated as asset acquisitions under U.S. GAAP and resulted in the full amount being expensed to research and development expense as in-process research and development costs with no alternative future use. The acquisitions of these licensing arrangements supports new instrument platform advancements. We also made a $10.0 million payment for a perpetual intellectual property license, which will be amortized over 10 years. The research and development expense and amortization expense were recorded in our CAG segment.

During 2022, we also purchased $25.0 million of preferred shares for a noncontrolling minority interest in one of the entities with which we have a license agreement. We have elected to measure the investment as an equity security investment, under ASC 321, “Investments - Equity Securities,” and recorded the investment at cost. The investment is included in other long-term assets.

Business Combinations

During the third quarter of 2022, we acquired the assets of an international water testing company located in Canada for approximately $12.8 million in cash, including a holdback of approximately $1.3 million, which was paid in the fourth quarter of 2023. This acquisition expands our product offering in the Water segment. The fair values of the assets and liabilities acquired consist of technology intangibles of approximately $3.4 million, with a life of 10 years; customer relationship intangibles of approximately $1.2 million, with a life of 10 years; approximately $6.9 million of goodwill, representing synergies with our Water testing portfolio; and approximately $1.3 million of tangible assets, including inventory and accounts receivable. Goodwill related to this acquisition is expected to be deductible for tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our Water segment since the acquisition date. The acquisition expenses were not material.

During the fourth quarter of 2021, we acquired the shares of a reference laboratory located in Finland for approximately $13.4 million in cash, including a holdback of approximately $1.4 million, which was paid in the first quarter of 2023. This acquisition expands our international reference laboratory presence and was accounted for as a business combination. The fair values of the assets acquired consist of customer relationship intangibles of approximately $7.4 million, with a life of 10 years; a non-compete agreement of approximately $0.8 million, with a life of 3 years; approximately $6.9 million of goodwill, representing synergies within our broader CAG portfolio; and approximately $1.7 million in net liabilities, including deferred taxes associated with the acquired intangible assets. Goodwill related to this acquisition is not expected to be deductible for tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our CAG segment since the acquisition date. The acquisition expenses were not material.

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

During the second quarter of 2021, we acquired the assets of the ezyVet cloud-based veterinary software businesses and the shares of ezyVet US, Inc., as well as the Vet Radar business assets, for approximately $157.2 million, including an estimated contingent payment of $5.0 million. The acquired assets include the ezyVet cloud-native practice management system software and the Vet Radar cloud-based workflow management software. The acquisition expands our cloud-based software offerings to support our customers with technology solutions that raise the standards of care for patients and improve practice efficiency. The fair values of assets acquired were as follow: approximately $32.0 million in a customer-related intangible with a weighted average life of 10 years; approximately $8.4 million in technology-related intangibles with a weighted average life of 6 years; approximately $2.4 million in trademarks with a weighted average life of 14 years; approximately $1.8 million in non-compete agreements with a weighted average life of 5 years; approximately $109.4 million in goodwill, representing synergies within our broader CAG portfolio; and approximately $3.2 million in net tangible assets. Goodwill has been allocated to multiple reporting units based upon the fair value of projected earnings as of the date of the acquisition. The goodwill was allocated as follows: approximately $23.4 million to IDEXX VetLab, approximately $27.0 million to Reference Laboratories, approximately $11.1 million to Rapid Assay, and approximately $47.9 million to Veterinary Software Services. Goodwill related to this acquisition is expected to be deductible for tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our CAG segment since the acquisition date. During the fourth quarter of 2021, we increased the contingent payable by $2.0 million, for a total expected payment of $7.0 million, which was subsequently paid during 2022. The increase to the contingent payment was expensed as the adjustment was made after the measurement period. The acquisition expenses were approximately $2.2 million.

During the first quarter of 2021, we acquired the shares of a reference laboratory located in Switzerland for approximately $5.5 million in cash, including holdback and contingent payments of approximately $1.1 million. This acquisition expands our international reference laboratory presence and was accounted for as a business combination. The fair values of the assets acquired consist of approximately $4.3 million in intangible assets, primarily for customer relationships, which will be amortized over 9 years, approximately $1.8 million for goodwill, representing synergies within our broader CAG portfolio, and approximately $0.6 million of net liabilities, including deferred taxes associated with the acquired intangible assets. Goodwill related to this acquisition is not deductible for tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our CAG segment since the acquisition date. The acquisition expenses were not material.

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

Subsequent event

On February 1, 2024, we acquired the assets of a privately-owned software and data platform business based in the U.S. that extends our practice management system cloud-native workflow and delivers strategic data solutions to our customers and their clients, for approximately $77 million in cash, and also agreed to make contingent payments of up to $30 million during the subsequent three years, based on the achievement of certain goals.

NOTE 5.      SHARE-BASED COMPENSATION

We provide for various forms of share-based compensation awards to our employees and non-employee directors. Our share-based compensation plans allow for the issuance of a mix of stock options, restricted stock, stock appreciation rights, employee stock purchase rights, and other stock unit awards. With the exception of stock options, the fair value of our awards is equal to the closing stock price of IDEXX common stock on the date of grant. We calculate the fair value of our stock option awards using the Black-Scholes-Merton option-pricing model. For stock options, restricted stock units (“RSUs”), and deferred stock units (“DSUs”), share-based compensation expense is estimated based on awards ultimately expected to vest, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award. For performance-based restricted stock units (“PBRSUs”), share-based compensation expense is estimated based on awards ultimately expected to vest, reduced for estimated forfeitures, on a graded vesting methodology over the requisite service period.

Stock options permit a holder to buy IDEXX stock upon vesting at the stock option exercise price set on the day of grant. An RSU is an agreement to issue shares of IDEXX stock at the time of vesting. A PBRSU is an agreement to issue shares of IDEXX stock at the time of vesting upon successful completion of certain performance goals. DSUs are granted under our Executive Deferred Compensation Plan (the “Executive Plan”) and non-employee Director Deferred Compensation Plan (the “Director Plan”). DSUs may or may not have vesting conditions depending on the plan under which they are issued. We did not issue any restricted stock or stock appreciation rights during the years ended December 31, 2023, 2022, and 2021, nor were any restricted stock or stock appreciation rights outstanding as of those years then ended.

We primarily issue shares of common stock to satisfy stock option exercises and employee stock purchase rights and to settle RSUs, PBRSUs, and DSUs. We issue shares of treasury stock to settle certain RSUs and upon the exercise of certain stock options, which were not material for the years ended December 31, 2023, 2022, and 2021. The number of shares of common stock and treasury stock issued are equivalent to the number of awards exercised or settled.

With the exception of employee stock purchase rights, equity awards are issued to employees and non-employee directors under the 2018 Stock Incentive Plan (the “2018 Stock Plan”). Our Board of Directors has authorized the issuance of 7.5 million shares of our common stock under the 2018 Stock Plan. Any shares that are subject to awards of stock options or stock appreciation rights will be counted against the share limit as one share for every share granted. Any shares that are issued other than stock options and stock appreciation rights will be counted against the share limit as 2.4 shares for every share granted. If any shares issued under our prior plans are forfeited, settled for cash, or expire, these shares, to the extent of such forfeiture, cash settlement, or expiration, will again be available for issuance under the 2018 Stock Plan. As of December 31, 2023, there were approximately 6.1 million remaining shares available for issuance under the 2018 Stock Plan.

Share-Based Compensation

Share-based compensation costs are classified in the consolidated financial statements consistent with the classification of cash compensation paid to the employees receiving such share-based compensation. The following is a summary of share-based compensation costs and related tax benefits recorded in our consolidated statements of income:

(in thousands)	For the Years Ended December 31,
	2023	2022	2021

Share-based compensation expense included in cost of revenue	$5,643	$4,638	$4,044
Share-based compensation expense included in operating expenses	54,096	45,132	33,711
Total share-based compensation expense included in consolidated statements of income	59,739	49,770	37,755
Income tax benefit resulting from share-based compensation expense	(5,487)	(4,658)	(4,734)
Net share-based compensation expense included in consolidated statements of income, excluding tax benefit from settlement of share-based awards	54,252	45,112	33,021
Income tax benefit resulting from settlement of share-based awards	(13,703)	(12,522)	(32,474)
Net expense related to share-based compensation arrangements included in consolidated statements of income	$40,549	$32,590	$547

There were no material modifications to the terms of outstanding options, RSUs, PBRSUs, or DSUs during the years ended December 31, 2023, 2022, or 2021.

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

The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards at December 31, 2023, was $60.2 million, which will be recognized over a weighted average period of approximately 1.3 years.

Stock Options

Prior to December 4, 2019, all options granted to employees primarily vest ratably over five years on each anniversary of the date of grant. Options granted to non-employee directors vest fully on the earlier of the first anniversary of grant or date of the following annual meeting. Employee grants after December 4, 2019 vest ratably over four years. Vesting of option awards issued is conditional upon continuous service, unless the employee retires under the retirement provision, for grants issued in 2018, 2019, 2022, and 2023, for which they will vest for two additional years following the retirement date. Options granted after May 8, 2013 have a contractual term of ten years. Upon any change in control of the company, 25% of the unvested stock options then outstanding will vest and become exercisable. However, if the acquiring entity does not assume outstanding options, then all options will vest immediately prior to the change in control.

We use the Black-Scholes-Merton option-pricing model to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. Changes in the subjective input assumptions can affect the fair value estimate. Our expected stock price volatility assumptions are based on the historical volatility of our stock over periods that are similar to the expected terms of grants and other relevant factors. We derive the expected term based on historical experience and other relevant factors concerning expected employee behavior with regard to option exercise. The risk-free interest rate is based on U.S. Treasury yields for a maturity approximating the expected term calculated at the date of grant. We have never paid cash dividends on our common stock and we have no intention to pay a dividend at this time; therefore, we assume that no dividends will be paid over the expected terms of option awards.

We determine the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term, or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, we may use different assumptions for options granted throughout the year. The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Years Ended December 31,
	2023	2022	2021

Expected stock price volatility	32%	30%	30%
Expected term, in years	6.7	6.4	6.2
Risk-free interest rate	3.7%	2.1%	0.7%
Weighted average fair value of options granted	$201.48	$166.30	$169.15

A summary of the status of options granted under our share-based compensation plans at December 31, 2023, and changes during the year then ended, are presented in the table below:

	Number of Options (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding as of December 31, 2022	1,701	$219.90
Granted	142	$503.50
Exercised	(215)	$147.69
Forfeited	(26)	$432.43
Expired	(6)	$545.55
Outstanding as of December 31, 2023	1,596	$250.14	4.8	$487,487

Fully vested as of December 31, 2023	1,209	$186.45	3.9	$446,109

Fully vested and expected to vest as of December 31, 2023 (1)	1,581	$247.85	4.8	$486,636

(1) Includes options that are vested as of December 31, 2023, and outstanding options that are expected to vest in the future, net of estimated forfeitures.

The total fair value of options vested were $22.5 million, $20.4 million, and $17.3 million during the years ended December 31, 2023, 2022, and 2021, respectively.

Intrinsic value of stock options exercised represents the amount by which the market price of the common stock exceeded the exercise price before applicable income taxes. The total intrinsic values of stock options exercised were $75.5 million, $54.6 million, and $147.9 million during the years ended December 31, 2023, 2022, and 2021, respectively.

Restricted Stock Units

Prior to December 4, 2019, the majority of RSUs, including our PBRSUs, granted to employees vest ratably over five years on each anniversary of the date of grant. The majority of employee grants after December 4, 2019, vest ratably over four years. A minority of some employee grants cliff-vest three years from date of grant. PBRSUs granted to employees vest based on meeting performance goals set on the day of grant. Vesting as it relates to RSUs and PBRSUs issued is conditional upon continuous service, unless the employee retires under the retirement provision, for grants issued in 2018, 2019, 2022, and 2023, for which they will vest for two additional years following the retirement date. Upon any change in control of the company, 25% of the unvested RSUs and PBRSUs then outstanding will vest, provided, however, that if the acquiring entity does not assume the RSUs and PBRSUs, then all such units will vest immediately prior to the change in control. At time of grant, we assume all PBRSUs will meet performance goals to vest. RSUs granted to non-employee directors vest fully on the first anniversary of the date of grant.

A summary of the status of RSUs and PBRSUs granted under our share-based compensation plans at December 31, 2023, and changes during the period then ended, are presented in the table below:

	Number of Units (000)	Weighted Average Grant-Date Fair Value

Nonvested as of December 31, 2022	148	$391.55
Granted	63
Vested	(62)
Forfeited	(8)
Nonvested as of December 31, 2023	141	$459.11

Expected to vest as of December 31, 2023 (1)	134	$457.51

(1) Outstanding units that are expected to vest in the future, net of estimated forfeitures.

The total fair values of RSUs and PBRSUs vested were $31.1 million, $32.9 million, and $46.1 million during the years ended December 31, 2023, 2022, and 2021, respectively. The aggregate intrinsic value of nonvested RSUs and PBRSUs as of December 31, 2023, which is equal to the fair value of IDEXX’s common stock as of December 31, 2023, multiplied by the number of nonvested units as of December 31, 2023, was $78.0 million.

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

Also under the Director Plan, non-employee directors are awarded annual grants of either RSUs or DSUs that vest fully on the earlier of the first anniversary of grant or date of the following annual meeting. Vesting for these annual RSU and DSU grants is conditional upon continuous service. Vested DSUs are distributed as shares of common stock on the distribution date elected by the participant and pursuant to the terms of the Director or Executive Plan, as applicable.

There were approximately 59,000 and 58,000 vested DSUs outstanding under our share-based compensation plans as of December 31, 2023 and 2022, respectively. During 2023, approximately 300 DSUs were distributed as shares of common stock. Unvested DSUs as of December 31, 2023 and 2022, were not material.

Employee Stock Purchase Rights

Employee stock purchase rights are issued under the 1997 Employee Stock Purchase Plan, under which we reserved and may issue up to an aggregate of 4.7 million shares of common stock in periodic offerings. Under this plan, stock is sold to employees at a 15% discount off the closing price of the stock on the last day of each quarter. The dollar value of this discount is equal to the fair value of purchase rights recognized as share-based compensation. We issued approximately 36,300, 44,600, and 29,500 shares of common stock in connection with the Employee Stock Purchase Plan during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, there were approximately 1.0 million remaining shares available for issuance under the 1997 Employee Stock Purchase Plan.

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

Accounts Receivable

The allowance for credit losses associated with accounts receivable was $9.5 million and $8.3 million at December 31, 2023 and 2022, respectively. The amount of accounts receivable reflected on the balance sheet is net of this reserve. At December 31, 2023, approximately 83% of our accounts receivable had not yet reached the invoice due date and approximately 17% was considered past due, of which approximately 1.7% was greater than 60 days past due. At December 31, 2022, approximately 86% of our accounts receivable had not yet reached the invoice due date and approximately 14% was considered past due, of which approximately 2.0% was greater than 60 days past due. Write-offs and recoveries related to credit losses during the years ended December 31, 2023, 2022, and 2021 were not material.

Contract assets and lease receivables

The allowance for credit losses associated with contract assets and lease receivables was $6.4 million and $5.5 million at December 31, 2023 and 2022, respectively. The assets reflected on the balance sheet are net of these reserves. Historically, we have experienced low credit loss rates on our customer commitment programs and lease receivables. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. Write-offs and recoveries related to credit losses during the years ended December 31, 2023, 2022, and 2021 were not material.

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

Unpaid inventory reflected within accounts payable in our consolidated balance sheets was $58.9 million, $59.4 million, and $64.4 million at December 31, 2023, 2022, and 2021, respectively. Instrument inventory transferred to property and equipment related to rental and operating-type reagent rental programs was $14.6 million, $17.4 million, $11.6 million during the years ended December 31, 2023, 2022, and 2021, respectively.

The components of inventories are as follows:

(in thousands)	December 31, 2023	December 31, 2022

Raw materials	$106,392	$92,796
Work-in-process	28,989	28,041
Finished goods	244,901	246,986
Inventories	$380,282	$367,823

NOTE 8.      LEASES

The majority of our facilities are occupied under operating lease arrangements with various expiration dates through 2067, some of which include options to extend the life of the lease, and some of which include options to terminate the lease within one year. In certain instances, we are responsible for the real estate taxes and operating expenses related to these facilities. Additionally, we enter into operating leases for certain vehicles and equipment in the normal course of business. We determine the expected term of any executed agreements using the non-cancelable lease term plus any renewal options by which the failure to renew imposes a penalty in such amount that renewal is reasonably assured. The derived expected term is then used in the determination of a financing or operating lease and in the calculation of straight-line rent expense. Rent escalations are considered in the calculation of minimum lease payments in our capital lease tests and in determining straight-line rent expense for operating leases. Minimum lease payments include the fixed lease component of the agreement, as well as fixed rate increases that are initially measured at the lease commencement date. Variable lease payments based on an index and payments associated with non-lease components and short-term rentals (leases with terms less than twelve months) are expensed as incurred. Consideration is allocated to the lease and non-lease components based on the estimated standalone prices.

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

Maturities of operating lease liabilities are as follows:

(in thousands)	December 31, 2023

2024	$24,231
2025	23,478
2026	21,030
2027	16,138
2028	11,981
Thereafter	43,698
Total lease payments	140,556
Less imputed interest	(21,083)
Total lease liabilities (current and long-term)	$119,473

Total minimum future lease payments for leases that have not commenced as of December 31, 2023, are not material.

	December 31, 2023	December 31, 2022

Weighted average remaining lease term - operating leases	8.9 years	9.7 years

Weighted average discount rate - operating leases	4.0%	3.5%

Expenses incurred related to operating leases, excluding variable and short-term leases, were approximately $29.1 million and $26.8 million during the years ended December 31, 2023 and 2022, respectively. Total expenses incurred related to operating leases, including variable rent and short-term leases, were approximately $31.7 million and $28.7 million for the years ended December 31, 2023 and 2022, respectively.

Supplemental cash flow information for leases is as follows:

	For the Years Ended December 31,
(in thousands)	2023	2022

Cash paid for amounts included in the measurement of operating lease liabilities	$27,525	$24,973
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations	$19,443	$36,817

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

We capitalize interest on the acquisition and construction of significant assets that require a substantial period of time to be made ready for use. The capitalized interest is included in the cost of the completed asset and depreciated over the asset’s estimated useful life. The amount of interest capitalized during the years ended December 31, 2023 and 2022, was not material.

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

Property and equipment, net, consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022

Land and improvements	$22,400	$22,221
Buildings and improvements	432,038	356,049
Leasehold improvements	116,347	107,251
Machinery and equipment	431,914	404,963
Office furniture and equipment	78,941	71,625
Computer hardware and software	326,295	295,969
Construction in progress	79,059	97,310
	1,486,994	1,355,388
Less accumulated depreciation and amortization	784,817	705,914
Total property and equipment, net	$702,177	$649,474

Below are the amounts of depreciation and amortization of property and equipment, capitalized computer software for internal use, unpaid property and equipment reflected in accounts payable and accrued expenses, and rental and reagent rental program instruments transferred from inventory to property and equipment:

	For the Years Ended December 31,
(in thousands)	2023	2022	2021

Depreciation and amortization expense	$100,994	$96,746	$92,376
Capitalization of internal-use software development costs during the period	$37,120	$20,329	$14,753
Unpaid property and equipment, reflected in accounts payable and accrued liabilities at end of year	$12,061	$18,334	$19,326
Rental and operating-type reagent rental program instruments transferred from inventory to property and equipment during the period (Note 3)	$14,608	$17,407	$11,628

We had no material impairments of fixed assets for the years ended December 31, 2023 and 2022. We had impairments of $5.1 million for the year ended December 31, 2021, associated with a write-down of rental assets in certain regions.

NOTE 10.      OTHER CURRENT AND LONG-TERM ASSETS

Other current assets consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022

Contract assets, net (1)	$55,111	$41,854
Consideration paid to customers (2)	54,081	50,776
Prepaid expenses	48,370	41,742
Taxes receivable	16,972	48,430
Other	29,061	37,687
Other current assets	$203,595	$220,489
(1) Contract assets, net, are net of allowances for credit losses. Refer to “Note 6. Credit Losses.”
(2) Refer to “Note 3. Revenue, Up-Front Consideration Paid to Customers,” for more information regarding consideration paid to customers, previously referred to as customer acquisition costs.

Other long-term assets consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022

Contract assets, net (1)	$167,963	$148,971
Consideration paid to customers (2)	114,850	107,205
Deferred income taxes	107,364	55,215
Equity investments	30,250	30,250
Investment in long-term product supply arrangements	25,943	25,250
Other	50,164	50,838
Other long-term assets	$496,534	$417,729
(1) Contract assets, net, are net of allowances for credit losses. Refer to “Note 6. Credit Losses.”
(2) Refer to “Note 3. Revenue, Up-Front Consideration Paid to Customers,” for more information regarding consideration paid to customers, previously referred to as customer acquisition costs.

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

Our business combinations regularly include contingent consideration arrangements that require additional consideration to be paid based on the achievement of established objectives, most commonly related to customer retention or revenue growth of the customer base during the post-combination period. We assess contingent consideration to determine if it should be recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings if changes in estimates are made after the measurement period. Refer to “Note 18. Fair Value Measurements” for changes in the fair value of contingent consideration and differences arising upon settlements.

We assess goodwill for impairment annually, at the reporting unit level in the fourth quarter, and whenever events or circumstances indicate impairment may exist. In evaluating goodwill for impairment, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50%. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess the fair value of the reporting unit and compare its fair value to its carrying value to determine if the carrying value exceeds its fair value. Any excess of the carrying value of the goodwill above its fair value would be recognized as an impairment loss. In contrast, we can opt to bypass the qualitative assessment for any reporting unit in any period and proceed directly to assessing the fair value of the reporting unit(s), and compare the fair value of the reporting unit to its carrying value to determine if any impairment exists. Doing so does not preclude us from performing the qualitative assessment in any subsequent period.

A prolonged economic downturn that results in lower long-term growth rates and reduced long-term profitability may reduce the fair value of our reporting units. Industry specific events or circumstances could have a negative impact on our reporting units and may also reduce the fair value of our reporting units. Should such events occur, and it becomes more likely than not that a reporting unit’s fair value has fallen below its carrying value, we will perform an interim goodwill impairment test, in addition to the annual impairment test. Future impairment tests may result in an impairment of goodwill. An impairment of goodwill would be reported as a non-cash charge to earnings.

In the fourth quarter of 2023, we performed a qualitative assessment of goodwill impairment and concluded that there were no indications the carrying values of any of our reporting units exceeded their fair values. We had no goodwill impairments during the years ended December 31, 2023, 2022, or 2021.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets, other than goodwill, based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The asset group is the lowest level for which identifiable cash flows associated with the intangible asset are largely independent. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of the asset group exceeds the related estimated undiscounted future cash flows, an impairment loss to adjust the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset and apply a risk-adjusted discount rate. We had no impairments of our intangible assets during the years ended December 31, 2023, 2022, and 2021.

The changes in the carrying amount of goodwill for the years ended December 31, 2023, 2022, and 2021, were as follows:

(in thousands)	CAG	Water	LPD	Other	Consolidated Total
Balance as of December 31, 2020	$210,394	$12,023	$14,399	$6,531	$243,347
Business combinations	120,346	—	—	—	120,346
Impact of changes in foreign currency exchange rates	(3,569)	(84)	(695)	—	(4,348)
Balance as of December 31, 2021	$327,171	$11,939	$13,704	$6,531	$359,345
Business combinations	1,641	6,857	—	—	8,498
Impact of changes in foreign currency exchange rates	(5,330)	(897)	179	—	(6,048)
Balance as of December 31, 2022	$323,482	$17,899	$13,883	$6,531	$361,795
Business combinations	—	—	—	—	—
Impact of changes in foreign currency exchange rates	2,740	321	1,105	—	4,166
Balance as of December 31, 2023	$326,222	$18,220	$14,988	$6,531	$365,961

Refer to “Note 4. Acquisitions, Asset Purchases and Investments” for information regarding goodwill and other intangible assets recognized in connection with the acquisition of businesses and other assets during the years ended December 31, 2023, 2022, and 2021.

We provide for amortization primarily using the straight-line method by charges to income in amounts that allocate the intangible assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life

Customer-related intangible assets (1)	3 to 17 years
Product rights (2)	5 to 15 years
Noncompete agreements	3 to 5 years

Intangible assets other than goodwill consisted of the following:

(in thousands)	December 31, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer-related intangible assets (1)	$102,217	$37,782	$64,435	$104,111	$30,952	$73,159
Product rights (2)	27,317	8,606	18,711	30,176	8,039	22,137
Noncompete agreements	4,012	2,658	1,354	4,432	2,056	2,376
	$133,546	$49,046	$84,500	$138,719	$41,047	$97,672
The above table excludes fully amortized intangible assets for the periods presented.
(1)Customer-related intangible assets are comprised of customer lists and customer relationships acquired from third parties.
(2)Product rights comprise certain technologies, intellectual property, licenses, and trade names acquired from third parties.

Amortization expense of intangible assets other than goodwill was $13.8 million, $15.0 million, and $12.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

At December 31, 2023, the aggregate amortization expense associated with intangible assets is estimated to be as follows for each of the next five years and thereafter:

(in thousands)	Amortization Expense

2024	$12,834
2025	12,097
2026	11,835
2027	10,522
2028	9,204
Thereafter	28,008
$84,500

NOTE 12.      ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accounts Payable - Supplier Financing Program

We have an agreement with a third party to provide a supplier finance program, which facilitates participating suppliers’ ability to finance payment obligations from us with a designated third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more of our payment obligations prior to their scheduled due dates at a discounted price. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The terms of payments are consistent with the terms of our trade payables. Activity related to the obligations is presented within operating activities on the consolidated statements of cash flows.

The changes in our outstanding payment obligations under the supplier financing arrangement, which are included in accounts payable on the consolidated balance sheets, are as follows:

(in thousands)	For the Years Ended December 31,
	2023	2022

Payment obligations outstanding at the beginning of the period	$10,171	$4,775
Payment obligation additions during the period	45,765	58,936
Payment obligations settled during the period	(46,878)	(53,540)
Payment obligations outstanding at the end of the period	$9,057	$10,171

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022

Accrued employee compensation and related expenses	$174,375	$142,994
Accrued expenses	113,596	149,446
Accrued taxes	86,553	48,547
Accrued customer incentives and refund obligations	84,386	72,250
Current lease liabilities	19,802	20,425
Accrued liabilities	$478,712	$433,662

Other long-term liabilities consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022

Accrued taxes	$39,642	$49,142
Other accrued long-term expenses	25,884	18,445
Other long-term liabilities	$65,526	$67,587

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

The Amendment amended the Existing Credit Agreement to (i) provide for a borrowing by us effective October 20, 2022, of an incremental term loan in an aggregate principal amount of $250.0 million, (ii) convert all existing borrowings, which have interest rates determined by reference to a LIBOR-based interest rate, to borrowings determined by reference to a SOFR-based interest rate, (iii) provide for an option by us to obtain incremental borrowings under the Credit Agreement of term loans and/or revolving credit commitments of up to an aggregate principal amount of $250.0 million, which would represent an aggregate maximum of up to $1.5 billion, subject to the Borrowers obtaining commitments from existing or new lenders and satisfying other conditions specified in the Credit Agreement, and (iv) add certain implementing mechanics relating to the foregoing.

On October 20, 2022, pursuant to the terms of the Credit Agreement, the term lenders thereunder provided us, as borrower, an incremental term loan in an aggregate principal amount of $250.0 million (the “Term Loan”). The Term Loan matures on October 20, 2025. The net proceeds of the Term Loan were used to repay previously incurred revolver borrowings under the Existing Credit Agreement. The Term Loan is subject to the same affirmative and negative covenants and events of default as the borrowings previously incurred pursuant to the Existing Credit Agreement. The applicable interest rate for the Term Loan is consistent with our line of credit, and is calculated at a per annum rate equal to either (at our option) (i) a prime rate plus a margin ranging from 0.0% to 0.375% based on our consolidated leverage ratio, (ii) an adjusted term SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio, or (iii) an adjusted daily simple SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio. Issuance costs for the incremental Term Loan were immaterial. In March 2023, we entered into an interest rate swap contract to manage the economic effects of $250.0 million of variable interest borrowings under our Credit Facility. Refer to” Note 19. Hedging Instruments” for a discussion of our derivative instruments and hedging activity.

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

At December 31, 2023, we had $250.0 million outstanding on our line of credit, all of which is the $250.0 million Term Loan, with a weighted average effective interest rate of 6.0%, excluding any impact of our interest rate swap. Our weighted average borrowing rate for the year ended December 31, 2022, was 3.1%. At December 31, 2022, we had $579.0 million outstanding borrowings under our Credit Facility. The funds available under the Credit Facility reflect a further reduction due to the issuance of letters of credit, which were primarily issued in connection with our workers’ compensation policy, for $1.5 million in the years ended December 31, 2023 and 2022.

The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, which is defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3.5-to-1. At December 31, 2023, we were in compliance with the covenants of the Credit Facility.

Senior Notes

The following describes all of our currently outstanding unsecured senior notes issued and sold in private placements (collectively, the “Senior Notes”) as of December 31, 2023:

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

The following narrative describes our Senior Note activity:

NY Life 2013 and 2014 Note Agreements, Including Amendments

In December 2013, we issued and sold through a private placement an aggregate principal amount of $150.0 million of unsecured senior notes consisting of $75.0 million of 3.94% Series A Senior Notes due December 11, 2023 (the “2023 Series A Notes”) and $75.0 million of 4.04% Series B Senior Notes due December 11, 2025 (the “2025 Series B Notes”) under a Note Purchase Agreement among the Company, New York Life Insurance Company, and the accredited institutional purchasers named therein (as amended on April 10, 2020, the “NY Life 2013 Note Agreement”). In December 2023, we paid off our $75.0 million 2023 Series A Notes.

In September 2014, we issued and sold through a private placement an aggregate principal amount of $75.0 million of unsecured 3.72% senior notes due September 4, 2026 (the “2026 Senior Notes”) under a Note Purchase Agreement dated as of July 22, 2014, among the Company, New York Life Insurance Company, and the accredited institutional purchasers named therein (as amended April 10, 2020, the “NY Life 2014 Note Agreement”).

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

Prudential 2015 Amended Agreement, Including Amendments

In July 2014, we issued and sold through a private placement an aggregate principal amount of $125.0 million of unsecured senior notes consisting of $50.0 million of 3.32% Series A Senior Notes due July 21, 2021 (the “2021 Series A Notes”) and $75.0 million of 3.76% Series B Senior Notes due July 21, 2024 (the “2024 Series B Notes”) under a Note Purchase and Private Shelf Agreement among the Company, Prudential Investment Management, Inc. (“Prudential”), and the accredited institutional purchasers named therein (the “Prudential 2014 Note Agreement”). The $50.0 million 3.32% Series A Senior Note was repaid in full on the July 21, 2021 due date.

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

On April 10, 2020, we entered into the Second Amendment to the Prudential 2015 Amended Agreement (the “Prudential Second Amendment”), in order to (i) increase the facility size to $425.0 million, (ii) extend the facility issuance period to April 10, 2023, (iii) make various implementing and administrative changes in order to facilitate a $75.0 million notes issuance on April 14, 2020, (iv) allow the amount available to be issued under the facility to equal $425.0 million less the amount of notes outstanding from time to time during the issuance period, and (v) modify several defined terms, schedules and covenant baskets in the Original Prudential 2015 Amended Agreement, as amended by the Prudential First Amendment, to create additional operating flexibility, and in particular to align such provisions with similar modifications we made substantially concurrently in our other debt facilities. We refer to the Original Prudential 2015 Agreement, as amended by the Prudential First Amendment and the Prudential Second Amendment, as the “Prudential 2015 Amended Agreement.”

On April 14, 2020, we issued and sold to Prudential and other purchasers $75.0 million of our unsecured senior notes (the “Prudential 2030 Series D Notes”) pursuant to the Prudential Second Amendment. The entire outstanding balance of the Prudential 2030 Series D Notes is due and payable on April 14, 2030, and the Prudential 2030 Series D Notes bear interest at the rate of 2.50% per annum. We used the proceeds received from the Prudential 2030 Series D Notes for general corporate purposes.

MetLife 2014 Note Agreement, Including Amendments

We entered into a Multicurrency Note Purchase and Private Shelf Agreement, dated as of December 19, 2014 (the “Original MetLife 2014 Note Agreement”), among the Company, Metropolitan Life Insurance Company (“MetLife”), and the accredited institutional purchasers named therein pursuant to which we agreed to issue and sell an aggregate principal amount of $150.0 million of unsecured senior notes consisting of $75.0 million of our 3.25% Series A Senior Notes having a seven-year term (the “2022 Series A Notes”), and $75.0 million of our 3.72% Series B Senior Notes having a twelve-year term (“2027 Series B Notes”). The issuance, sale and purchase of these notes occurred in February 2015. The aggregate principal amount of our 2022 Series A Notes for $75.0 million was paid on February 12, 2022.

On March 14, 2019, we amended the Original MetLife 2014 Note Agreement. Pursuant to the Original MetLife 2014 Note Agreement, as so amended, we issued and sold through a private placement an aggregate principal amount of $100.0 million of unsecured senior notes at a 4.19% per annum rate, due March 14, 2029 (the “2029 Series C Notes”).

On March 23, 2020, we entered into the Second Amendment to the Original MetLife 2014 Note Agreement (the “MetLife Second Amendment”), in order to (i) increase the facility size from $150.0 million to $300.0 million, (ii) extend the facility issuance period to December 20, 2022, (iii) make various implementing and administrative changes in order to facilitate a $125.0 million notes issuance on April 2, 2020, and (iv) allow the amount available to be issued under the facility to equal $300.0 million, less the amounts outstanding on 2029 Series C Notes and MetLife 2030 Series D Notes.

On April 2, 2020, we issued and sold to MetLife and other purchasers $125.0 million of our unsecured senior notes (the “MetLife 2030 Series D Notes”) pursuant to the MetLife Second Amendment. The entire outstanding principal balance of the MetLife 2030 Series D Notes is due and payable on April 2, 2030, and the MetLife 2030 Series D Notes bear interest at the rate of 2.50% per annum. We used the proceeds received from the MetLife 2030 Series D Notes for general corporate purposes.

We refer to the Original MetLife 2014 Agreement, as so amended, as the “MetLife 2014 Agreement,” and together with the NY Life 2013 Note Agreement, NY Life 2014 Note Agreement, and Prudential 2015 Amended Note Agreement, collectively, as the “Senior Note Agreements.”

Senior Note Agreements

The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At December 31, 2023, we were in compliance with the covenants of the Senior Note Agreements.

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

Future maturities of long-term debt at December 31, 2023, are as follows:

(in thousands)
Years Ending December 31,	Amount

2024	$75,000
2025	173,187
2026	75,000
2027	75,000
2028	—
Thereafter	300,000
$698,187

Total interest paid on all debt (including our Credit Facility) for the years ended December 31, 2023, 2022, and 2021, was $41.0 million, $40.3 million, and $30.5 million, respectively.

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

Earnings before income taxes were as follows:

(in thousands)	For the Years Ended December 31,
	2023	2022	2021

Domestic	$889,133	$684,661	$689,994
International	172,043	175,311	212,660
	$1,061,176	$859,972	$902,654

The provision (benefit) for income taxes comprised the following:

(in thousands)	For the Years Ended December 31,
	2023	2022	2021
Current
Federal	$191,274	$150,099	$112,811
State	40,369	30,529	19,147
International	32,797	35,138	29,288
	264,440	215,766	161,246
Deferred
Federal	(36,501)	(31,663)	(7,019)
State	(6,462)	(5,735)	(503)
International	(5,343)	2,515	4,086
	(48,306)	(34,883)	(3,436)
	$216,134	$180,883	$157,810

The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate as follows:

	For the Years Ended December 31,
	2023	2022	2021

U.S. federal statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	2.7	2.3	2.1
Taxation on international earnings	(0.1)	0.6	(0.8)
Foreign derived intangible income	(1.4)	(1.7)	(1.2)
Share-based compensation from settlements	(1.3)	(1.5)	(3.6)
Research and development credit	(1.2)	(1.1)	(0.7)
Other, net	0.7	1.4	0.7
Effective tax rate	20.4%	21.0%	17.5%

Our effective income tax rate was 20.4% for the year ended December 31, 2023, and 21.0% for the year ended December 31, 2022. Our effective tax rate for the year ended December 31, 2023, was lower primarily due to the release of valuation allowances against deferred tax assets in certain international and state jurisdictions where we determined, due to changes in circumstances during the current period, that it is more likely than not that we will realize the associated deferred tax assets.

Income taxes paid, net of refunds received, for the periods ended December 31, 2023, 2022, and 2021, were $192.5 million, $239.8 million, and $161.7 million, respectively.

Prior to January 1, 2022, we received benefits from a tax ruling in the Netherlands that documented our mutual understanding of how prior tax laws applied to our circumstances. Primarily as a result of this tax ruling, our net income was higher by $21.4 million for the year ended December 31, 2021. The benefits from these tax rulings are reflected within the overall benefits received from taxation on international earnings during 2021 in the table above. On December 31, 2021, the Netherlands adopted legislation eliminating the tax benefits related to this tax ruling for tax years beginning after December 31, 2021. The year ending December 31, 2021 was the final year that tax benefits were received as a benefit from the tax ruling.

We have determined that unremitted earnings are not indefinitely reinvested to the extent they can be distributed without incurring a significant tax liability. As such, we have recorded a deferred tax liability for foreign withholding tax that will be incurred with respect to the unremitted earnings upon repatriation. We consider all other outside basis differences to be indefinitely reinvested to the extent reversal would incur a significant tax liability. It is not practicable to calculate a deferred tax liability related to such outside basis differences.

The components of the net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets are as follows:

(in thousands)	December 31, 2023	December 31, 2022

Assets
Accrued expenses	$44,043	$38,457
Accounts receivable reserves	2,700	2,447
Deferred revenue	6,427	4,671
Inventory basis differences	24,500	9,062
Property-based differences	18,036	20,157
Intangible asset basis differences	47,089	44,196
Share-based compensation	12,061	11,324
Other	2,267	1,273
Net operating loss carryforwards	9,007	8,956
Tax credit carryforwards	12,824	13,370
Unrealized losses on foreign currency exchange contracts and investments	821	227
Research and development expenditure differences	66,705	29,997
Total assets	246,480	184,137
Valuation allowance	(34,793)	(39,726)
Total assets, net of valuation allowance	211,687	144,411

Liabilities
Customer acquisition costs	(39,318)	(37,223)
Property-based differences	(52,235)	(44,295)
Intangible asset basis differences	(6,335)	(2,379)
Other	(11,639)	(8,958)
Unrealized gains on foreign currency exchange contracts and investments	(1,813)	(4,491)
Total liabilities	(111,340)	(97,346)
Net deferred tax assets	$100,347	$47,065

As of December 31, 2023, we recorded valuation allowances against certain deferred tax assets related to temporary differences, including intangible asset basis differences and net operating loss (“NOL”) and tax credit carryforwards, as it is more likely than not that they will not be realized or utilized within the carryforward period.

The following table summarizes the changes in valuation allowance for deferred tax assets:

(in thousands)	For the Years Ended December 31,
	2023	2022	2021

Balance at beginning of year	$39,726	$39,280	$40,262
Charges to costs and expense	21	2,200	1,464
Write-off/cash payments	(7,846)	(1,537)	(1,182)
Foreign currency translation	2,892	(217)	(1,264)
Balance at the end of the year	$34,793	$39,726	$39,280

As of December 31, 2023, we have NOLs in certain state and international jurisdictions of approximately $39.3 million available to offset future taxable income. Most of these NOLs will expire at various dates between 2024 and 2030 and the remainder have indefinite lives.

The following table summarizes the changes in unrecognized tax positions:

(in thousands)	For the Years Ended December 31,
	2023	2022	2021

Total amounts of unrecognized tax benefits, beginning of period	$22,547	$21,789	$22,484
Gross increases in unrecognized tax positions as a result of tax positions taken during a prior period	6,366	342	443
Gross increases in unrecognized tax positions as a result of tax positions taken in the current period	3,987	3,197	2,414
Decreases in unrecognized tax positions related to settlements with taxing authorities	(7,535)	(1,544)	(537)
Decreases in unrecognized tax positions as a result of a lapse of the applicable statutes of limitations	(3,045)	(1,237)	(3,015)
Total amounts of unrecognized tax benefits, end of period	$22,320	$22,547	$21,789

Of the total unrecognized tax benefits at December 31, 2023 and 2022, $21.2 million and $20.9 million, respectively, comprise unrecognized tax positions that would, if recognized, affect our effective tax rate. Unrecognized tax benefits of approximately $8.9 million are subject to the lapse in the statutes of limitations during 2024 in various U.S. and international tax jurisdictions.

During the years ended December 31, 2023, 2022, and 2021, we recorded interest expense and penalties related to income taxes, of $2.9 million, $1.3 million, and $1.1 million, respectively, as income tax expense in our consolidated statement of income. At December 31, 2023, 2022, and 2021, we had $3.8 million, $4.2 million, and $3.8 million, respectively, of estimated interest expense and penalties accrued in our consolidated balance sheets.

In the ordinary course of our business, our income tax filings are regularly under audit by tax authorities. While we believe we have appropriately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater or less than our accrued position. Accordingly, additional provisions on income tax matters, or reductions of previously accrued provisions, could be recorded in the future as we revise our estimates due to changing facts and circumstances or the underlying matters are settled or otherwise resolved. We are currently under tax examinations in various jurisdictions. We anticipate that these examinations will be concluded within the next two years. With few exceptions, we are no longer subject to income tax examinations for years before 2015 in any jurisdiction in which we conduct significant taxable activities.

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

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Years Ended December 31,
	2023	2022	2021

Shares outstanding for basic earnings per share:	83,066	83,623	85,200

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	83,066	83,623	85,200
Dilutive effect of share-based payment awards	912	977	1,372
	83,978	84,600	86,572

Certain awards and options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Years Ended December 31,
	2023	2022	2021

Weighted average number of shares underlying anti-dilutive options	381	263	121
Weighted average number of shares underlying anti-dilutive awards	1	46	—

NOTE 16.      COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

Refer to “Note 8. Leases” for more information regarding our lease commitments.

In the ordinary course of business we enter into purchase obligations that include agreements and purchase orders to purchase goods or services that are contractually enforceable and that specify all significant terms, including fixed or minimum quantities, pricing, and approximate timing of purchases. As of December 31, 2023, we had approximately $196.3 million in purchase obligations due in 2024. Our purchase obligations beyond 2024 are approximately $55.2 million. The expected timing of payments of our purchase obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

Contingencies

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could exceed our accruals. Except for the litigation matter described below, at December 31, 2023, our accruals with respect to actual and threatened litigation were not material.

    We are a defendant in an ongoing litigation matter involving an alleged breach of contract for underpayment of royalty payments made from 2004 through 2017 under an expired patent license agreement. The plaintiff has asserted a claim of approximately $50 million inclusive of interest through June 30, 2020, alleging that the incorrect royalty provision was applied to certain licensed products and services throughout the agreement term and that royalties were also due on non-licensed diagnostic services that were provided concurrently with licensed services. The trial court previously ruled in favor of the plaintiff in this matter. The appellate court reversed the trial court’s decision, and the state supreme court granted the plaintiff’s petition for review. The state supreme court held a hearing to review the appellate court decision in January 2024, and a ruling is pending. While we believe the claim is without merit and will continue to vigorously defend ourselves against the plaintiff’s allegations, litigation is inherently unpredictable, and there can be no assurance that we will prevail in this matter. During the third quarter of 2020, we established an accrual of $27.5 million related to this ongoing matter, which represents the amount of the contingent loss that we have determined to be probable and estimable. We have not made any adjustments to this accrual since it was established. The actual cost of resolving this matter may be higher or lower than the amount we have accrued.

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

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases, those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and, based on our analysis of the nature of the risks involved, we believe that the fair value of potential indemnification under these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations at December 31, 2023 and 2022.

When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. As of December 31, 2023 and 2022, we do not have any material pre-acquisition liabilities recorded.

NOTE 17.      SEGMENT REPORTING

We operate primarily through three business segments: Companion Animal Group (“CAG”), Water quality products (“Water”), and Livestock, Poultry and Dairy (“LPD”). CAG provides products and services for veterinarians and the biomedical research community, primarily related to diagnostics and information management. Water provides innovative testing solutions for the detection and quantification of various microbiological parameters in water. LPD provides diagnostic tests, services, and related instrumentation that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to ensure the quality and safety of milk. Our Other operating segment combines and presents our human medical diagnostic business (“OPTI Medical”) with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments. OPTI Medical develops, manufactures, and distributes human medical diagnostic products and services.

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

Intersegment revenues, which are not included in the table below, were not material for the years ended December 31, 2023, 2022, and 2021.

The following is a summary of segment performance:

(in thousands)	For the Years Ended December 31,
	CAG	Water	LPD	Other	Consolidated Total
2023
Revenue	$3,352,356	$168,149	$121,659	$18,789	$3,660,953

Income from operations	$1,012,740	$74,340	$9,975	$73	$1,097,128
Interest expense, net					(35,952)
Income before provision for income taxes					1,061,176
Provision for income taxes					216,134
Net income					845,042
Less: Net income attributable to noncontrolling interest					—
Net income attributable to IDEXX Laboratories, Inc. stockholders					$845,042

Depreciation and amortization	$103,554	$4,117	$3,657	$3,580	$114,908

2022
Revenue	$3,058,793	$155,720	$122,607	$30,204	$3,367,324

Income from operations	$800,949	$72,519	$19,809	$5,488	$898,765
Interest expense, net					(38,793)
Income before provision for income taxes					859,972
Provision for income taxes					180,883
Net income					679,089
Less: Net income attributable to noncontrolling interest					—
Net income attributable to IDEXX Laboratories, Inc. stockholders					$679,089

Depreciation and amortization	$101,254	$3,020	$3,797	$3,829	$111,900

2021
Revenue	$2,889,960	$146,505	$135,887	$43,008	$3,215,360

Income from operations	$824,022	$65,444	$28,636	$13,926	$932,028
Interest expense, net					(29,374)
Income before provision for income taxes					902,654
Provision for income taxes					157,810
Net income					744,844
Less: Net income attributable to noncontrolling interest					(1)
Net income attributable to IDEXX Laboratories, Inc. stockholders					$744,845

Depreciation and amortization	$94,202	$2,709	$3,908	$3,777	$104,596

Refer to “Note 3. Revenue” for a summary of disaggregated revenue by reportable segment and by major product and service category for the years ended December 31, 2023, 2022, and 2021.

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows:

(in thousands)
	December 31, 2023	December 31, 2022
Americas
United States	$531,735	$486,690
Brazil	33,236	25,949
Canada	7,032	7,407
	572,003	520,046
Europe, the Middle East and Africa
Germany	56,115	55,726
United Kingdom	10,900	10,710
Netherlands	10,604	11,975
France	1,724	1,507
Switzerland	14,129	13,445
Other	2,907	3,054
	96,379	96,417
Asia Pacific Region
Japan	4,892	5,111
Australia	21,922	20,243
Other	6,981	7,657
	33,795	33,011
Total	$702,177	$649,474

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the years ended December 31, 2023 and 2022.

Our cross currency swap contracts are measured at fair value on a recurring basis in our accompanying consolidated balance sheets and are classified as derivative instruments. We measure the fair value of our cross currency swap contracts using prevailing market conditions as of the close of business on each balance sheet date. The product of this calculation is then adjusted for counterparty risk.

Our foreign currency exchange contracts are measured at fair value on a recurring basis in our accompanying consolidated balance sheets and are classified as derivative instruments. We measure the fair value of our foreign currency exchange contracts using an income approach, based on prevailing market forward rates less the contract rate multiplied by the notional amount. The product of this calculation is then adjusted for counterparty risk.

Our interest rate swap contract is measured at fair value on a recurring basis in our accompanying consolidated balance sheets and is classified as a derivative instrument. We measure the fair value of our interest rate swap using current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk.

The amounts outstanding under our unsecured revolving credit facility (“Credit Facility” or “line of credit”) and senior notes (“long-term debt”) are measured at carrying value in our accompanying consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. At December 31, 2023, the estimated fair value and carrying value of our long-term debt were $670.0 million and $698.2 million, respectively. At December 31, 2022, the estimated fair value and carrying value of our long-term debt were $725.6 million and $769.8 million, respectively.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2023

Assets
Money market funds (1)	$290,807	$—	$—	$290,807
Equity mutual funds (2)	$99	$—	$—	$99
Cross currency swaps (3)	$—	$664	$—	$664
Foreign currency exchange contracts (3)	$—	$1,783	$—	$1,783
Interest rate swap (4)	$—	$1,451	$—	$1,451
Liabilities
Cross currency swaps (3)	$—	$5,041	$—	$5,041
Foreign currency exchange contracts (3)	$—	$5,532	$—	$5,532
Deferred compensation (5)	$99	$—	$—	$99

(in thousands)
As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022

Assets
Equity mutual funds (2)	$385	$—	$—	$385
Cross currency swaps (3)	$—	$9,262	$—	$9,262
Foreign currency exchange contracts (3)	$—	$5,185	$—	$5,185
Liabilities
Foreign currency exchange contracts (3)	$—	$4,572	$—	$4,572
Deferred compensation (5)	$385	$—	$—	$385
Contingent payments - acquisitions	$—	$—	$120	$120

(1)Money market funds with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of December 31, 2023, consisted of demand deposits.
(2)Equity mutual funds relate to a deferred compensation plan that was assumed as part of a previous business combination. This amount is included within other current assets. Refer to footnote (5) below for a discussion of the related deferred compensation liability.
(3)Cross currency swaps and foreign currency exchange contracts are included within other current assets; other long-term assets; accrued liabilities; or other long-term liabilities depending on the gain (loss) position and anticipated settlement date.
(4)The interest rate swap is included within other long-term assets.
(5)A deferred compensation plan assumed as part of a previous business combination is included within accrued liabilities. The fair value of our deferred compensation plan is indexed to the performance of the underlying equity mutual funds discussed in footnote (2) above.

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

We record changes in the estimated fair value of contingent consideration in the consolidated statements of income. Changes in contingent consideration liabilities are measured at fair value on a recurring basis using unobservable inputs (Level 3) and during the years ended December 31, 2023, and 2022, are as follows:

(in thousands)	Fair Value

Contingent consideration as of December 31, 2021	$7,230
Payment of contingent consideration	(7,110)
Change in estimated fair value	—
Contingent consideration as of December 31, 2022	120
Payment of contingent consideration	(99)
Change in estimated fair value	(21)
Contingent consideration as of December 31, 2023	$—

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

The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions, including transactions denominated in euro, British pound, Japanese yen, Canadian dollar, and Australian dollar. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into foreign currency exchange contracts with large, well-capitalized multinational financial institutions and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions.

We recognize all hedging instrument assets and liabilities on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Refer to “Note 21. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on the consolidated statements of income for the years ended December 31, 2023, 2022, and 2021.

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

We did not de-designate any instruments from hedge accounting treatment during the years ended December 31, 2023, 2022, and 2021. Gains and losses related to hedge ineffectiveness recognized in earnings during the years ended December 31, 2023, 2022, and 2021 were not material. At December 31, 2023, the estimated amount of losses, net of tax, from our foreign exchange contracts which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $2.4 million if exchange rates do not fluctuate from the levels at December 31, 2023. At December 31, 2023, the estimated amount of gains, net of tax, from our interest rate swap contract which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $1.7 million if interest rates do not fluctuate from the levels as of December 31, 2023.

Foreign Currency Exchange Contracts: We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to intercompany foreign transactions and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $294.0 million and $258.2 million at December 31, 2023 and 2022, respectively.

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

The following table presents the effect of cash flow hedge accounting on our consolidated statements of income and comprehensive income, and provides information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)		Years Ended December 31,
		2023	2022	2021

Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$1,470,983	$1,362,986	$1,325,928
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income		$3,512	$25,733	$(7,121)

Financial statement line items in which effects of cash flow hedges are recorded	Interest expense	$(41,581)	$(39,858)	$(29,808)
Interest rate swap contract
Amount of gain reclassified from accumulated other comprehensive income into net income		$2,656	$—	$—

Net Investment Hedges, Euro-Denominated Notes

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded a loss of $2.6 million, a gain of $4.5 million, and a gain of $6.4 million, net of tax, within AOCI as a result of this net investment hedge for the years ended December 31, 2023, 2022, and 2021, respectively. The related cumulative unrealized gain recorded at December 31, 2023, will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or all or a portion of the hedge no longer qualifies for hedge accounting treatment. Refer to “Note 13. Debt” to the consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the issuance of these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

We have entered into several cross currency swap contracts as a hedge of our net investment in foreign operations to offset foreign currency translation gains and losses on the net investment. These cross currency swaps have maturity dates beginning on June 30, 2025, through June 30, 2028. At maturity of the cross currency swap contracts we will deliver the notional amount of €15 million and will receive approximately $17.5 million from the counterparties on June 18, 2025; we will deliver the notional amount of €35 million and will receive $37.8 million from the counterparties on March 31, 2028; and we will deliver the notional amount of €90 million and will receive $98.2 million from the counterparties on June 30, 2028.The changes in fair values of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. We recorded a loss of $5.6 million, a gain of $3.8 million, and a gain of $5.4 million, net of tax, within AOCI as a result of these net investment hedges, during the years ended December 31, 2023, 2022, and 2021, respectively. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and, thus, is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $2.1 million and $2.8 million related to the excluded component as a reduction of interest expense for the years ended December 31, 2023 and 2022, respectively.

During the second quarter of 2023, the notional amount of €90.0 million in cross currency swaps matured, resulting in a net cash receipt of $6.3 million. The receipt of cash is reflected within investing activities on the Consolidated Statements of Cash Flows.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments, their respective classification on the consolidated balance sheets, and amounts subject to offset under master netting arrangements consisted of the following derivative instruments, unless otherwise noted:

(in thousands)		Hedging Assets
		December 31, 2023	December 31, 2022

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$1,783	$5,185
Cross currency swaps	Other current assets	—	8,135
Interest rate swap contract	Other long-term assets	1,451	—
Cross currency swaps	Other long-term assets	664	1,127
Total derivative instruments presented as hedge instruments on the balance sheet		3,898	14,447
Gross amounts subject to master netting arrangements not offset on the balance sheet		(1,783)	(3,210)
Net amount		$2,115	$11,237

(in thousands)		Hedging Liabilities
		December 31, 2023	December 31, 2022

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$5,532	$4,572
Cross currency swaps	Other long-term liabilities	5,041	—
Total derivative instruments presented as cash flow hedges on the balance sheet		10,573	4,572
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet (1)	Long-term debt	98,187	94,775
Total hedging instruments presented on the balance sheet		108,760	99,347
Gross amounts subject to master netting arrangements not offset on the balance sheet		(1,783)	(3,210)
Net amount		$106,977	$96,137
(1)Amounts represent reported carrying amounts of our foreign currency denominated debt. Refer to “Note 18. Fair Value Measurements” for information regarding the fair value of our long-term debt.

NOTE 20.      REPURCHASES OF COMMON STOCK

As of December 31, 2023, our Board of Directors has authorized the repurchase of up to 73.0 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders, and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing and deployment activities, as well as share price and prevailing interest rates. As of December 31, 2023, there are approximately 2.9 million remaining shares available for repurchase under this authorization.

We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the years ended December 31, 2023, 2022, and 2021, was not material.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022, and is included in the cost of treasury stock acquired in repurchases in the open market for the current year.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrenders:

(in thousands, except per share amounts)	For the Years Ended December 31,
	2023	2022	2021

Shares repurchased in the open market	155	1,963	1,283
Shares acquired through employee surrenders for statutory tax withholding	20	21	29
Total shares repurchased	175	1,984	1,312

Cost of shares repurchased in the open market	$72,639	$810,942	$755,545
Cost of shares for employee surrenders	9,974	10,606	15,562
Total cost of shares	$82,613	$821,548	$771,107

Average cost per share - open market repurchases	$468.84	$413.12	$588.58
Average cost per share - employee surrenders	$503.28	$501.89	$548.08
Average cost per share - total	$472.74	$414.06	$587.70

NOTE 21.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, consisted of the following:

	For the Years Ended December 31, 2023 and 2022
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized (Loss) Gain on Investments, Net of Tax	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2021	$(126)	$4,979	$—	$422	$3,240	$—	$(61,999)	$(53,484)
Other comprehensive (loss) income before reclassifications	(46)	14,851	—	4,525	3,817	(3,282)	(25,692)	(5,827)
Amounts reclassified from accumulated other comprehensive income	—	(18,991)	—	—	—	506	—	(18,485)
Balance as of December 31, 2022	(172)	839	—	4,947	7,057	(2,776)	(87,691)	(77,796)
Other comprehensive income (loss) before reclassifications	8	(792)	3,131	(2,601)	(5,629)	(1,302)	17,725	10,540
Amounts reclassified from accumulated other comprehensive income	—	(2,444)	(2,025)	—	—	519	—	(3,950)
Balance as of December 31, 2023	$(164)	$(2,397)	$1,106	$2,346	$1,428	$(3,559)	$(69,966)	$(71,206)

The following table presents components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI for the Years Ended December 31,
		2023	2022	2021

Foreign currency exchange contracts	Cost of revenue	$3,512	$25,733	$(7,121)
	Tax (expense) benefit	(1,068)	(6,742)	1,347
	Gains (losses), net of tax	$2,444	$18,991	$(5,774)

Interest rate swap contract	Interest expense	$2,656	$—	$—
	Tax (expense)	(631)	—	—
	Gain, net of tax	$2,025	$—	$—

Defined benefit plans	Cost of revenue and operating expenses	$(630)	$(605)	$—
	Tax benefit	111	99	—
	(Losses), net of tax	$(519)	$(506)	$—

NOTE 22.      PREFERRED STOCK

Our Board of Directors is authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue from time to time up to 500,000 shares of Preferred Stock, $1.00 par value per share (“Preferred Stock”), in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights, and preemptive rights. There are no shares of Preferred Stock outstanding as of December 31, 2023 and 2022.

NOTE 23.      IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN

We have established the IDEXX Retirement and Incentive Savings Plan (the “401(k) Plan”). U.S. employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries. We match a portion of these contributions, not to exceed 5% of participants’ eligible compensation. We matched $30.3 million, $28.3 million, and $25.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. In addition, we may make contributions to the 401(k) Plan at the discretion of the Board of Directors. There were no discretionary contributions in 2023, 2022 or 2021.

We also have established defined contribution plans for regional employees in Europe and in Canada. With respect to these plans, our contributions over the past three years have not been material.

Defined Benefit Pension Obligations

Our Swiss defined benefit pension plans (“Swiss Plans”) are government-mandated retirement plans that provide employees with a minimum investment return. We account for our Swiss Plans in accordance with ASC 715-30, “Defined Benefit Plans - Pension.” As of December 31, 2023, our Swiss Plans had an unfunded net pension obligation of $5.6 million, with a fair value of plan assets of $14.4 million. The investments of the plan assets are measured using a mix of Level 1, Level 2, and Level 3 inputs. For the year ended December 31, 2023, we recognized $1.1 million in expense related to the Swiss Plans. The expense was reflected in cost of revenue, sales & marketing expense, general and administrative expense, and research and development expense, based on employee classification.

Future benefits expected to be paid as of December 31, 2023, are as follows:

(in thousands)	December 31, 2023

2024	$829
2025	$1,154
2026	$1,035
2027	$1,087
2028	$1,090
2029 through 2033	$6,405

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date / Period End Date	Filed / Furnished Herewith

Articles of incorporation and by-laws

3.1	Restated Certificate of Incorporation of the Company, as amended	10-Q	3(i)	6/30/06

3.2	Amended and Restated By-Laws of IDEXX Laboratories, Inc., amended through July 13, 2022	8-K	3.2	7/15/22

Instruments defining the rights of security holders, including indenture

4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.1	12/31/19

4.2	Note Purchase Agreement, dated as of December 11, 2013, among the Company, as issuer, New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers	8-K	99.1	12/12/13

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
		8-K	99.1	6/24/15

4.8	Amendment to Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement, dated as of May 9, 2019, among the Company, as issuer, each of the Subsidiary Guarantors (as defined therein), Prudential and each of the holders of the Notes (as defined therein)	8-K	10.2	4/16/20

4.9	Second Amendment to Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement, dated as of April 10, 2020, among the Company, as issuer, each of the Subsidiary Guarantors (as defined therein), Prudential and each of the holders of the Notes (as defined therein)	8-K	10.3	4/16/20

4.10	Multicurrency Note Purchase and Private Shelf Agreement, dated as of December 19, 2014, among the Company, as issuer, and Metropolitan Life Insurance Company, MetLife Insurance Company USA, Symetra Life Insurance Company, MetLife Insurance K.K., AXIS Reinsurance Company, and Union Fidelity Life Insurance Company, as purchasers	8-K	10.1	3/15/19

4.11	First Amendment to Multicurrency Note Purchase and Private Shelf Agreement, dated March 14, 2019, among the Company, as issuer, and IDEXX Distribution, Inc., IDEXX Operations, Inc., and OPTI Medical Systems, Inc., each as a subsidiary guarantor, and Metropolitan Life Insurance Company, MetLife Reinsurance Company of Bermuda, Ltd., Brighthouse Life Insurance Company, Symetra Life Insurance Company, and AXIS Reinsurance Company	8-K	10.2	3/15/19

4.12	Second Amendment to Multicurrency Note Purchase and Private Shelf Agreement, dated March 23, 2020, among the Company, as issuer, each of the Subsidiary Guarantors (as defined therein), Metropolitan Life Insurance Company and each of the holders of the Notes (as defined therein)	8-K	10.1	3/27/20

Material contracts

10.1*	U.S. Supply Agreement, effective as of October 16, 2003, among IDEXX Operations, Inc., the Company and Ortho-Clinical Diagnostics, Inc. (“Ortho”)	10-K	10.1	12/31/21

10.2*	Amendment No. 1 to U.S. Supply Agreement effective as of January 1, 2005, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.2	12/31/21

10.3	Amendment No. 2 to U.S. Supply Agreement effective as of October 15, 2006, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.4	12/31/07

10.4*	Amendment No. 3 to U.S. Supply Agreement effective as of January 18, 2008, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.5	12/31/07

10.5*	Amendment No. 4 to U.S. Supply Agreement effective as of December 28, 2011, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.5	12/31/21

10.6*	Amendment No. 5 to U.S. Supply Agreement effective as of December 9, 2013, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.6	12/31/21

10.7*	Amendment No. 6 to U.S. Supply Agreement effective as of January 1, 2017, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.27	12/31/17

10.8	Amendment No. 7 to U.S. Supply Agreement effective as of July 9, 2019, among IDEXX Operations, Inc., the Company and Ortho	10-Q	10.1	9/30/21

10.9*	Amendment No. 8 to U.S. Supply Agreement effective as of September 1, 2021, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.9	12/31/21

10.10*	European Supply Agreement, effective as of October 17, 2003, among IDEXX Europe B.V., the Company and Ortho	10-K	10.10	12/31/21

10.11*	Amendment No. 1 to European Supply Agreement effective as of January 1, 2005, among IDEXX Europe B.V., the Company and Ortho	10-K	10.11	12/31/21

10.12*	Amendment No. 2 to European Supply Agreement effective as of January 18, 2008, among IDEXX Europe B.V., the Company and Ortho	10-K	10.8	12/31/07

10.13*	Amendment No. 3 to European Supply Agreement effective as of December 28, 2011, among IDEXX Europe B.V., the Company and Ortho	10-K	10.13	12/31/21

10.14*	Amendment No. 4 to European Supply Agreement effective as of December 9, 2013, among IDEXX Europe B.V., the Company and Ortho	10-K	10.14	12/31/21

10.15	Amendment No. 5 to European Supply Agreement effective as of July 9, 2019, among IDEXX Europe B.V., the Company and Ortho	10-Q	10.2	9/30/21

10.16*	Amendment No. 6 to European Supply Agreement effective as of September 1, 2021, among IDEXX Europe B.V., the Company and Ortho.	10-K	10.16	12/31/21

10.17	Amendment, Release and Settlement Agreement dated as of September 12, 2002, among the Company, IDEXX Europe B.V., and Ortho	10-Q	10.1	9/30/02

10.18	Waiver to U.S. Supply Agreement, effective as of October 16, 2003, as amended, among IDEXX Operations, Inc., the Company and Ortho-Clinical Diagnostics, Inc. dated as of April 7, 2020	10-Q	10.1	3/31/20

10.19*	Letter Agreement between Ortho-Clinical Diagnostics, Inc. and IDEXX Operations, Inc. dated November 2, 2021	10-K	10.19	12/31/21

10.20*	Letter Agreement between Ortho-Clinical Diagnostics, Inc. and IDEXX Operations, Inc. and IDEXX Europe B.V. dated as of July 10, 2020	10-Q	10.1	9/30/20

10.21*	Letter agreement between Ortho-Clinical Diagnostics, Inc., IDEXX B.V. and IDEXX Operations, Inc. dated July 28, 2023.	10-Q	10.1	9/30/23

10.22**	Form of Executive Employment Agreement dated May 26, 2013, between the Company and each of the Company’s Executive Officers, other than the Chief Executive Officer	10-Q	10.3	6/30/13

10.23**	Restated Director Deferred Compensation Plan, as amended	10-K	10.22	12/31/21

10.24 **	Restated Executive Deferred Compensation Plan, as amended	10-Q	10.3	6/30/10

10.25**	IDEXX Laboratories, Inc. 1997 Employee Stock Purchase Plan, as amended	10-K	10.19	12/31/20

10.26**	2009 Stock Incentive Plan, as amended	S-8	99.1	12/30/13

10.27**	2018 Stock Incentive Plan	DEF14A	Appendix	3/28/18

10.28**	Summary of Executive Incentive Plan				X

10.29**	Form of Director Stock Option Agreement	10-K	10.28	12/31/21

10.30**	Form of Director Restricted Stock Unit	10-K	10.29	12/31/21

10.31**	Form of Employee Stock Option Agreement for grants in 2010 to 2015	10-K	10.21	12/31/09

10.32**	Form of Employee Stock Option Agreement for grants in 2016 and 2017	10-K	10.20	12/31/15

10.33**	Form of Employee Stock Option Agreement for grants in 2018 and 2019	10-K	10.25	12/31/18

10.34**	Form of Employee Stock Option Agreement for grants in 2020 and 2021	10-K	10.28	12/31/19

10.35**	Form of Employee Stock Option Agreement for grants beginning in 2022.	10-K	10.34	12/31/21

10.36**	Form of Employee Restricted Stock Unit Agreement for grants in 2018 and 2019	10-K	10.26	12/31/18

10.37**	Form of Employee Restricted Stock Unit for grants in 2020 and 2021	10-K	10.32	12/31/19

10.38**	Form of CEO Stock Option Agreement for grant in 2021	10-Q	10.1	3/31/21

10.39**	Form of CEO Restricted Stock Agreement for grant in 2021	10-Q	10.2	3/31/21

10.40**	Form of Employee Restricted Stock Unit for grants beginning in 2022	10-K	10.41	12/31/21

10.41**	Form of Employee High-Performer Restricted Stock Unit beginning in 2022	10-K	10.42	12/31/21

10.42**	Form of Restricted Stock Unit for grants made to Jonathan J. Mazelsky in 2022	10-K	10.43	12/31/21

10.43**	Form of Stock Option Agreement for grants made to Jonathan J. Mazelsky in 2022	10-K	10.44	12/31/21

10.44**	Form of Employee Performance-Based Restricted Stock Unit Agreement	10-K	10.27	12/31/18

10.45**	Second Amended and Restated Employment Agreement, dated October 23, 2019, by and between the Company and Jonathan J. Mazelsky	8-K	10.3	10/24/19

10.46**	Form of Confidential Information, Work Product, and Restrictive Covenant Agreement with each of the Company’s Executive Officers.	10-Q	10.1	3/31/22

10.47	Third Amended and Restated Credit Agreement, dated as of April 14, 2020, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation, IDEXX Europe B.V., and IDEXX Holding B.V., as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and the other parties thereto	8-K	10.6	4/16/20

10.48	Fourth Amended and Restated Credit Agreement, dated as of December 9, 2021, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation, IDEXX B.V., IDEXX Laboratories B.V., and IDEXX Laboratories GmbH, as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and the other parties thereto	8-K	10.1	12/9/21

10.49	Amendment No. 1, dated as of October 20, 2022, to the Fourth Amended and Restated Credit Agreement, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation, IDEXX B.V., IDEXX Laboratories B.V., and IDEXX Laboratories GmbH, as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and the other parties thereto	8-K	10.1	10/20/22

10.50**	Employee Leveraged Restricted Stock Unit Agreement				X

Subsidiaries of the registrant

21	Subsidiaries of the Company				X

Consent of Independent Registered Public Accounting Firm

23	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.				X

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
					X

Section 1350 certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

Policy relating to recovery of erroneously awarded compensation

97.1	IDEXX Laboratories, Inc. Clawback Policy	X

Interactive data file

101
The following financial and related information from IDEXX Laboratories, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Stockholders' Equity (Deficit); (v) the Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.

*	Certain portions have been omitted as confidential information.

**	Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDEXX LABORATORIES, INC.

By: /s/ Jonathan J. Mazelsky
Date: February 22, 2024	Jonathan J. Mazelsky
President and Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jonathan J. Mazelsky	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2024
Jonathan J. Mazelsky

/s/ Brian P. McKeon	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 22, 2024
Brian P. McKeon

/s/ Lawrence D. Kingsley	Non-Executive Board Chair	February 22, 2024
Lawrence D. Kingsley

/s/ Jonathan W. Ayers	Director	February 22, 2024
Jonathan W. Ayers

/s/ Irene Chang Britt	Director	February 22, 2024
Irene Chang Britt

/s/ Asha S. Collins, PhD	Director	February 22, 2024
Asha S. Collins, PhD

/s/ Bruce L. Claflin	Director	February 22, 2024
Bruce L. Claflin

/s/ Stuart M. Essig, PhD	Director	February 22, 2024
Stuart M. Essig, PhD

/s/ Daniel M. Junius	Director	February 22, 2024
Daniel M. Junius

/s/ Sam A. Samad	Director	February 22, 2024
Sam A. Samad

/s/ M. Anne Szostak	Director	February 22, 2024
M. Anne Szostak

/s/ Sophie V. Vandebroek, PhD	Director	February 22, 2024
Sophie V. Vandebroek, PhD