Form 10-Q
period 2024-03-31
IDEXX LABORATORIES INC /DE
filed 2024-05-01
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 82,587,328 on April 26, 2024.

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

Organic revenue growth	A non-GAAP financial measure and represents the percentage change in revenue, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies.
Reported revenue growth	Represents the percentage change in revenue reported in accordance with U.S. GAAP, as compared to the same period in the prior year.
SaaS	Software-as-a-service
SEC	U.S. Securities and Exchange Commission
Senior Note Agreements	Note purchase agreements for the private placement of senior notes, referred to as senior notes or long-term debt.
SOFR	The secured overnight financing rate as administered by the Federal Reserve Board of New York (or a successor administrator of the secured overnight financing rate).
U.S. GAAP	Accounting principles generally accepted in the United States of America
Water	Water, a reporting segment that provides water microbiology testing products.

IDEXX LABORATORIES, INC.
Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION
Item 1.  Financial Statements
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023

ASSETS
Current Assets:
Cash and cash equivalents	$397,433	$453,932
Accounts receivable, net	507,208	457,445
Inventories	390,599	380,282
Other current assets	206,733	203,595
Total current assets	1,501,973	1,495,254
Long-Term Assets:
Property and equipment, net	708,725	702,177
Operating lease right-of-use assets	119,886	115,499
Goodwill	408,672	365,961
Intangible assets, net	115,352	84,500
Other long-term assets	498,907	496,534
Total long-term assets	1,851,542	1,764,671
TOTAL ASSETS	$3,353,515	$3,259,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$117,462	$110,643
Accrued liabilities	476,249	478,712
Credit facility	250,000	250,000
Current portion of long-term debt	74,998	74,997
Current portion of deferred revenue	38,193	37,195
Total current liabilities	956,902	951,547
Long-Term Liabilities:
Deferred income tax liabilities	8,746	7,235
Long-term debt, net of current portion	620,778	622,883
Long-term deferred revenue, net of current portion	28,043	28,533
Long-term operating lease liabilities, net of current portion	103,879	99,671
Other long-term liabilities	66,261	65,526
Total long-term liabilities	827,707	823,848
Total liabilities	1,784,609	1,775,395

Commitments, Contingencies and Guarantees (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 107,667 shares in 2024 and 107,506 shares in 2023; Outstanding: 82,873 shares in 2024 and 83,032 shares in 2023	10,767	10,751
Additional paid-in capital	1,604,749	1,569,565
Deferred stock units: Outstanding: 59 units in 2024 and 59 units in 2023	5,510	5,530
Retained earnings	4,680,150	4,444,571
Accumulated other comprehensive loss	(80,397)	(71,206)
Treasury stock, at cost: 24,794 shares in 2024 and 24,474 shares in 2023	(4,651,873)	(4,474,681)
Total stockholders’ equity	1,568,906	1,484,530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,353,515	$3,259,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Revenue:
Product revenue	$543,049	$505,942
Service revenue	421,046	394,253
Total revenue	964,095	900,195
Cost of Revenue:
Cost of product revenue	176,770	173,610
Cost of service revenue	194,255	183,614
Total cost of revenue	371,025	357,224
Gross profit	593,070	542,971
Expenses:
Sales and marketing	149,453	147,804
General and administrative	92,024	70,101
Research and development	52,635	44,667
Income from operations	298,958	280,399
Interest expense	(7,911)	(13,127)
Interest income	4,432	416
Income before provision for income taxes	295,479	267,688
Provision for income taxes	59,900	53,634
Net income	$235,579	$214,054

Earnings per Share:
Basic	$2.84	$2.58
Diluted	$2.81	$2.55
Weighted Average Shares Outstanding:
Basic	83,096	82,992
Diluted	83,957	83,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Net income	$235,579	$214,054
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(19,773)	4,258
Reclassification adjustment for defined benefit plans included in net income, net of tax of $19 in 2024 and $20 in 2023	94	119
Unrealized gain (loss) on Euro-denominated notes, net of tax expense (benefit) of $505 in 2024 and $(465) in 2023	1,618	(1,490)
Unrealized gain (loss) on investments, net of tax expense (benefit) of $0 in 2024 and $2 in 2023	1	6
Reclassification adjustment on investments included in net income, net of tax of $51 in 2024 and $0 in 2023	163	—
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on foreign currency exchange contracts, net of tax expense (benefit) of $2,252 in 2024 and $(26) in 2023	5,848	(209)
Unrealized gain (loss) on cross currency swaps, net of tax expense (benefit) of $638 in 2024 and $(387) in 2023	2,049	(1,240)
Unrealized gain (loss) on interest rate swap, net of tax expense (benefit) of $656 in 2024 and $(14) in 2023	2,106	(45)
Reclassification adjustments for (gain) loss included in net income, net of tax (expense) benefit of $(470) in 2024 and $(117) in 2023	(1,297)	(218)
Unrealized gain (loss) on derivative instruments	8,706	(1,712)
Other comprehensive (loss) income, net of tax	(9,191)	1,181
Comprehensive income	$226,388	$215,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2023	107,506	$10,751	$1,569,565	$5,530	$4,444,571	$(71,206)	$(4,474,681)	$1,484,530
Net income	—	—	—	—	235,579	—	—	235,579
Other comprehensive loss, net	—	—	—	—	—	(9,191)	—	(9,191)
Repurchases of common stock, net	—	—	—	—	—	—	(177,192)	(177,192)
Common stock issued under stock plans, including excess tax benefit	161	16	20,792	(28)	—	—	—	20,780
Share-based compensation cost	—	—	14,392	8	—	—	—	14,400
Balance March 31, 2024	107,667	$10,767	$1,604,749	$5,510	$4,680,150	$(80,397)	$(4,651,873)	$1,568,906

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2022	107,193	$10,719	$1,463,215	$5,182	$3,599,529	$(77,796)	$(4,392,112)	$608,737
Net income		—	—	—	214,054	—	—	214,054
Other comprehensive income, net	—	—	—	—	—	1,181	—	1,181
Repurchases of common stock, net	—	—	—	—	—	—	(9,554)	(9,554)
Common stock issued under stock plans, including excess tax benefit	128	13	12,765	(25)	—	—	—	12,753
Share-based compensation cost	—	—	13,923	7	—	—	—	13,930
Balance March 31, 2023	107,321	$10,732	$1,489,903	$5,164	$3,813,583	$(76,615)	$(4,401,666)	$841,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Cash Flows from Operating Activities:
Net income	$235,579	$214,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,904	28,331
Impairment charge	250	—
Provision for credit losses	1,530	2,325
Deferred income taxes	(2,571)	(3,757)
Share-based compensation expense	14,400	13,930
Other	909	(362)
Changes in assets and liabilities:
Accounts receivable	(53,841)	(44,133)
Inventories	(2,412)	(23,887)
Other assets and liabilities	(21,416)	(5,307)
Accounts payable	(4,450)	3,327
Deferred revenue	703	(609)
Net cash provided by operating activities	198,585	183,912
Cash Flows from Investing Activities:
Purchases of property and equipment	(30,273)	(39,511)
Acquisitions of a business	(77,000)	—
Proceeds from net investment hedges	329	—
Net cash used by investing activities	(106,944)	(39,511)
Cash Flows from Financing Activities:
Repayments under credit facility, net	—	(147,500)
Payments of acquisition-related holdbacks	—	(1,780)
Repurchases of common stock, net	(154,764)	—
Proceeds from exercises of stock options and employee stock purchase plans	20,879	12,796
Shares withheld for statutory tax withholding payments on restricted stock	(10,189)	(9,597)
Net cash used by financing activities	(144,074)	(146,081)
Net effect of changes in exchange rates on cash	(4,066)	501
Net decrease in cash and cash equivalents	(56,499)	(1,179)
Cash and cash equivalents at beginning of period	453,932	112,546
Cash and cash equivalents at end of period	$397,433	$111,367

Supplemental Cash Flow Information:
Cash paid for income taxes	$13,233	$7,200
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$15,182	$12,453

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

The accompanying unaudited condensed consolidated financial statements include the accounts of IDEXX Laboratories, Inc. and our wholly owned and majority-owned subsidiaries. We do not have any variable interest entities for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The condensed consolidated balance sheet data as of December 31, 2023, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, (the “2023 Annual Report”).

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

NOTE 2. ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024, are consistent with those discussed in “Note 2. Summary of Significant Accounting Policies” to the consolidated financial statements in our 2023 Annual Report, and as updated below.

New Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The amendments are effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The implementation of ASU 2023-07 is not expected to have a material impact on our consolidated financial statements.

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

The following table presents revenue by major product and service categories:

(in thousands)	For the Three Months Ended March 31,
	2024	2023
CAG segment revenue:
CAG Diagnostics recurring revenue:	$780,144	$726,902
IDEXX VetLab consumables	316,929	291,114
Rapid assay products	86,315	82,032
Reference laboratory diagnostic and consulting services	344,338	323,180
CAG Diagnostics services and accessories	32,562	30,576

CAG Diagnostics capital - instruments	34,092	33,144

Veterinary software, services and diagnostic imaging systems:	75,049	67,233
Recurring revenue	59,700	51,707
Systems and hardware	15,349	15,526
CAG segment revenue	889,285	827,279

Water segment revenue	43,071	38,883
LPD segment revenue	28,205	29,208
Other segment revenue	3,534	4,825

Total revenue	$964,095	$900,195

The following table presents revenue by principal geographic area, based on customers’ domiciles:

(in thousands)	For the Three Months Ended March 31,
	2024	2023
United States	$631,009	$590,413
Europe, the Middle East and Africa	199,831	176,008
Asia Pacific Region	76,304	78,360
Canada	36,711	35,962
Latin America & Caribbean	20,240	19,452
Total revenue	$964,095	$900,195

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

On December 31, 2023, our contract assets were $223.1 million, of which approximately $14.5 million was reclassified to accounts receivable when customers were billed for related products and services during the three months ended March 31, 2024. Furthermore, as a result of new placements under commitment arrangements, net of subsequent amounts reclassified to accounts receivable and allowances established for credit losses, our contract assets were $230.0 million as of March 31, 2024. We monitor customer purchases over the term of their arrangement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the three months ended March 31, 2024, were not material.

Up-Front Consideration Paid to Customers. We provide customers with incentives in the form of IDEXX Points upon entering into multi-year arrangements to purchase annual minimum amounts of future products and/or services. If a customer breaches their agreement, they are required to refund all or a portion of the up-front consideration, or make other repayments, remedial actions, or both. Up-front incentives to customers (previously referred to as “customer acquisition costs”) in the form of IDEXX Points or, from time to time, cash, are not made in exchange for distinct goods or services and are capitalized as consideration paid to customers within other current and long-term assets, which are subsequently recognized as a reduction to revenue over the term of the customer arrangement. If these up-front incentives are subsequently utilized to purchase instruments, we allocate total consideration, including future committed purchases less up-front incentives and estimates of expected price adjustments, based on relative standalone selling prices, to identified performance obligations, and recognize instrument revenue and cost at the time of installation and customer acceptance. To the extent invoiced instrument revenue exceeds recognized instrument revenue, we record deferred revenue as a contract liability, which is subsequently recognized upon the purchase of products and services over the term of the contract. We have determined these arrangements do not include a significant financing component.

On December 31, 2023, our capitalized consideration paid to customers was $168.9 million, of which approximately $14.4 million was recognized as a reduction of revenue during the three months ended March 31, 2024. Furthermore, as a result of new payments to customers, net of subsequent recognition, our capitalized consideration paid to customers was $168.2 million as of March 31, 2024. We monitor customer purchases over the term of their arrangement to assess the realizability of our capitalized consideration paid to customers and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the three months ended March 31, 2024, were not material.

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

On December 31, 2023, our deferred revenue related to rebate and up-front consideration arrangements was $32.9 million, of which approximately $3.0 million was recognized when customers purchased eligible products and services during the three months ended March 31, 2024. Furthermore, as a result of new customer purchases under rebate and up-front consideration arrangements, net of subsequent recognition, our deferred revenue was $31.9 million as of March 31, 2024, of which approximately 26%, 28%, 21%, 14%, and 11% are expected to be recognized during the remainder of 2024, the full years 2025, 2026, 2027, and thereafter, respectively.

For our customer commitment arrangements, we estimate future revenues related to multi-year arrangements to be approximately $3.9 billion, of which approximately 22%, 25%, 22%, 17%, and 14% are expected to be recognized during the remainder of 2024, the full years 2025, 2026, 2027, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to future purchases, net of the expected revenue reductions from consideration paid to customers and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

Instrument Rental Arrangements. Revenues from instrument rental and reagent rental arrangements are recognized either as operating leases on a ratable basis over the term of the arrangement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental arrangements in equal monthly amounts over the term of the rental arrangement. For some arrangements, customers are provided with the right to purchase the instrument at the end of the lease term. Our reagent rental arrangements provide customers the right to use our instruments upon entering into multi-year arrangements to purchase annual minimum amounts of consumables. These types of arrangements include an embedded lease for the right to use our instrument, and we determine the amount of lease revenue allocated to the instrument based on relative standalone selling prices. Lease revenues are presented in product revenue on our consolidated income statement. Lease revenue was approximately $3.8 million for the three months ended March 31, 2024, compared to $4.5 million for the three months ended March 31, 2023, including both operating leases and sales-type leases.

Sales-type Reagent Rental Arrangements. Our reagent rental arrangements that effectively transfer control of instruments to our customers are classified as sales-type leases, and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is transferred to accounts receivable when customers are billed for products and services over the term of the arrangement. On December 31, 2023, our lease receivable assets were $23.1 million, of which approximately $1.5 million was reclassified to accounts receivable when customers were billed for related products and services during the three months ended March 31, 2024. Furthermore, as a result of new placements under sales-type reagent rental arrangements, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $21.8 million as of March 31, 2024. The impacts of discounting and unearned income as of March 31, 2024, were not material. Profit and loss recognized at the commencement date and interest income during the three months ended March 31, 2024, were not material. We monitor customer purchases over the term of their arrangement to assess the realizability of our lease receivable assets. Impairments during the three months ended March 31, 2024, were not material.

Operating-type Reagent Rental Arrangements. Our reagent rental arrangements that do not effectively transfer control of instruments to our customers are classified as operating leases and we recognize instrument revenue and costs ratably over the term of the arrangement. The cost of the instrument is capitalized within property and equipment. During the three months ended March 31, 2024, we transferred instruments of $3.4 million, compared to $3.8 million during the three months ended March 31, 2023, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental arrangements of approximately $59.9 million, of which approximately 20%, 23%, 20%, 16%, and 21% are expected to be recognized during the remainder of 2024, and the full years 2025, 2026, 2027, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of expected price adjustments, and as a result, may be lower than stated contractual commitments by our customers.

Deferred Extended Warranties and Post-Contract Support Revenue

On December 31, 2023, our deferred revenue related to extended warranties and post-contract support was $26.0 million, of which approximately $15.8 million was recognized during the three months ended March 31, 2024. Furthermore, as a result of new arrangements, our deferred revenue related to extended warranties and post-contract support was $26.0 million at March 31, 2024. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less, and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $9.5 million at March 31, 2024, of which approximately 32%, 33%, 20%, 8%, and 7% are expected to be recognized during the remainder of 2024, and the full years 2025, 2026, 2027, and thereafter, respectively. We have determined these arrangements do not include a significant financing component.

Costs to Obtain a Contract

On December 31, 2023, our deferred commission costs, included within other current and long-term assets, were $19.7 million, of which approximately $1.8 million of commission expense was recognized during the three months ended March 31, 2024. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $19.7 million at March 31, 2024. Impairments of deferred commission costs during the three months ended March 31, 2024, were not material.

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

Business Combinations

On February 1, 2024, we acquired the assets of a privately-owned software and data platform business based in the U.S. that extends our practice management system cloud-native workflow and delivers strategic data solutions to our customers and their clients, for approximately $81.4 million, including an estimated contingent payment of $4.4 million. We estimate the preliminary fair values and the lives of the assets and liabilities acquired are as follows: completed technology of approximately $17.1 million, with a life of 6 years; customer relationship intangibles of approximately $12.5 million, with a life of 10 years; a non-compete agreement of approximately $4.7 million, with a life of 5 years; a trademark of approximately $0.7 million, with a life of 10 years; approximately $45.8 million of goodwill, representing synergies with our software business; and approximately $0.6 million of net tangible assets, including accounts receivable. Goodwill related to this acquisition is expected to be deductible for tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our CAG segment since the acquisition date. The purchase price allocation is subject to revision as additional information becomes available regarding working capital adjustments, tax-related matters, contingencies, and certain assets and liabilities. The acquisition expenses were not significant.

NOTE 5. SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units, performance-based restricted stock units, and employee stock purchase rights awarded during the three months ended March 31, 2024, totaled $65.6 million, compared to $57.3 million for the three months ended March 31, 2023. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding as of March 31, 2024, was $107.2 million, which will be recognized over a weighted average period of approximately 1.9 years. During the three months ended March 31, 2024, we recognized share-based compensation expenses of $14.4 million, compared to $13.9 million for the three months ended March 31, 2023.

During the first quarter of 2024, we granted approximately $11.5 million of performance-based restricted stock units that are contingent upon our performance against pre-established financial performance metrics over a period beginning on January 1, 2024, and ending on December 31, 2026. Earned shares will vest on the later of the third anniversary of the grant date or the date of certification of our performance under the terms of the performance-based restricted stock units grant.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Three Months Ended March 31,
	2024	2023

Expected stock price volatility	32%	32%
Expected term, in years	7.0	6.7
Risk-free interest rate	4.3%	3.7%
Weighted average fair value of options granted	$241.72	$201.71
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

Accounts Receivable

The allowance for credit losses associated with accounts receivable was $10.6 million and $9.5 million as of March 31, 2024, and December 31, 2023, respectively. The amount of accounts receivable reflected on the balance sheet is net of this reserve. Based on an aging analysis, as of March 31, 2024, approximately 84% of our accounts receivable had not yet reached the invoice due date, and approximately 16% was considered past due, of which approximately 1.8% was greater than 60 days past due. As of December 31, 2023, approximately 83% of our accounts receivable had not yet reached the invoice due date, and approximately 17% was considered past due, of which approximately 1.7% was greater than 60 days past due.

Contract Assets and Lease Receivables

The allowance for credit losses associated with the contract assets and lease receivables was $6.6 million and $6.4 million as of March 31, 2024, and December 31, 2023, respectively. The assets reflected on the balance sheet are net of these reserves. Historically, we have experienced low credit loss rates on our customer commitment programs and lease receivables. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.
NOTE 7. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The components of inventories were as follows:

(in thousands)	March 31, 2024	December 31, 2023

Raw materials	$103,049	$106,392
Work-in-process	28,229	28,989
Finished goods	259,321	244,901
Inventories	$390,599	$380,282

NOTE 8. LEASES

Maturities of operating lease liabilities were as follows:

(in thousands)	March 31, 2024

2024 (remainder of year)	$17,626
2025	25,203
2026	23,061
2027	18,201
2028	13,146
Thereafter	48,114
Total lease payments	145,351
Less imputed interest	(22,185)
Total	$123,166

Total minimum future lease payments for leases that have not commenced as of March 31, 2024, are not material.

Supplemental cash flow information for leases was as follows:

(in thousands)	For the Three Months Ended March 31,
	2024	2023

Cash paid for amounts included in the measurement of operating lease liabilities	$7,155	$7,775
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations (1)	$11,525	$2,282

(1) Additions for the three months ended March 31, 2024, include $1.0 million of right-of-use assets obtained with the business acquisition in the first quarter of 2024.

NOTE 9. OTHER CURRENT AND LONG-TERM ASSETS

Other Current Assets

Other current assets consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023

Contract assets, net (1)	$56,575	$55,111
Consideration paid to customers (2)	54,486	54,081
Prepaid expenses	47,648	48,370
Taxes receivable	14,459	16,972
Other assets	33,565	29,061
Other current assets	$206,733	$203,595

(1) Contract assets, net, are net of allowances for credit losses. Refer to "Note 6. Credit Losses."
(2) Refer to “Note 3. Revenue. Up-Front Consideration Paid to Customers” for more information regarding consideration paid to customers.

Other Long-Term Assets

Other long-term assets consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023

Contract assets, net (1)	$173,434	$167,963
Consideration paid to customers (2)	113,735	114,850
Deferred income taxes	106,517	107,364
Equity investments	30,000	30,250
Investment in long-term product supply arrangements	24,395	25,943
Other assets	50,826	50,164
Other long-term assets	$498,907	$496,534

(1) Contract assets, net, are net of allowances for credit losses. Refer to "Note 6. Credit Losses."
(2) Refer to “Note 3. Revenue. Up-Front Consideration Paid to Customers” for more information regarding consideration paid to customers.

NOTE 10. ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

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

(in thousands)	For the Three Months Ended March 31,
	2024	2023

Payment obligations outstanding at the beginning of the period	$9,057	$10,171
Payment obligation additions during the period	13,068	13,031
Payment obligations settled during the period	(11,725)	(15,666)
Payment obligations outstanding at the end of the period	$10,400	$7,536

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023

Accrued taxes	$134,195	$86,553
Accrued expenses	125,583	113,596
Accrued employee compensation and related expenses	116,339	174,375
Accrued customer incentives and refund obligations	80,845	84,386
Current lease liabilities	19,287	19,802
Accrued liabilities	$476,249	$478,712

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023

Accrued taxes	$40,026	$39,642
Other accrued long-term expenses	26,235	25,884
Other long-term liabilities	$66,261	$65,526

NOTE 11. DEBT

Credit Facility

At March 31, 2024, we had $250.0 million in outstanding borrowings under our Credit Facility, all of which is the $250.0 million Term Loan, with a weighted average effective interest rate of 6.3%, excluding any impact of our interest rate swap. At December 31, 2023, we had $250.0 million outstanding under our Credit Facility, all of which was the $250.0 million Term Loan, with a weighted average effective interest rate of 6.0%. At March 31, 2024, we had remaining borrowing availability of $998.5 million under our $1.25 billion Credit Facility. The funds available under the Credit Facility reflect a further reduction due to the issuance of letters of credit, which were primarily issued in connection with our workers’ compensation policy, for $1.5 million.

The applicable interest rate for the Credit Facility is calculated at a per annum rate equal to either (at our option) (i) a prime rate plus a margin ranging from 0.0% to 0.375% based on our consolidated leverage ratio, (ii) an adjusted term SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio, or (iii) an adjusted daily simple SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio. In March 2023, we entered into an interest rate swap contract to manage the economic effect of $250.0 million of variable interest borrowings under our Credit Facility. Refer to “Note 19. Hedging Instruments” for a discussion of our derivative instruments and hedging activity.

The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, which is defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3.5-to-1. As of March 31, 2024, we were in compliance with the covenants of the Credit Facility.

Senior Notes

The following describes all of our currently outstanding unsecured senior notes issued and sold in private placements (collectively, the “Senior Notes”) as of March 31, 2024:

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

The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. As of March 31, 2024, we were in compliance with the covenants of the Senior Note Agreements.

NOTE 12. REPURCHASES OF COMMON STOCK

We primarily acquire shares by repurchases in the open market. We also acquire shares that are surrendered by employees in payment for the minimum required statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three months ended March 31, 2024, and 2023, was not material.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022, and is included in the cost of treasury stock acquired in open market repurchases.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrenders:

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2024	2023

Shares repurchased in the open market	303	—
Shares acquired through employee surrenders for statutory tax withholding	18	19
Total shares repurchased	321	19

Cost of shares repurchased in the open market	$167,102	$—
Cost of shares for employee surrenders	10,189	9,597
Total cost of shares	$177,291	$9,597

Average cost per share - open market repurchases	$550.90	$—
Average cost per share - employee surrenders	$560.56	$503.65
Average cost per share - total	$551.45	$503.65
NOTE 13. INCOME TAXES

Our effective income tax rate was 20.3% for the three months ended March 31, 2024, as compared to 20.0% for the three months ended March 31, 2023. The increase in our effective tax rate for the three months ended March 31, 2024, compared to the same period in the prior year, was primarily driven by geographical income mix partially offset by an increase in the tax rate benefits related to share-based compensation.

The effective tax rate for the three months ended March 31, 2024, differed from the U.S. federal statutory tax rate of 21% primarily due to tax benefits from share-based compensation.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in Accumulated Other Comprehensive Income (“AOCI”), net of tax, consisted of the following:

	For the Three Months Ended March 31, 2024
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized (Loss) Gain on Investments, Net of Tax	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2023	$(164)	$(2,397)	$1,106	$2,346	$1,428	$(3,559)	$(69,966)	$(71,206)
Other comprehensive income (loss) before reclassifications	1	5,848	2,106	1,618	2,049	—	(19,773)	(8,151)
Reclassified from accumulated other comprehensive income	163	(567)	(730)	—	—	94	—	(1,040)
Balance as of March 31, 2024	$—	$2,884	$2,482	$3,964	$3,477	$(3,465)	$(89,739)	$(80,397)

	For the Three Months Ended March 31, 2023
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized (Loss) on Investments, Net of Tax	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2022	$(172)	$839	$—	$4,947	$7,057	$(2,776)	$(87,691)	$(77,796)
Other comprehensive income (loss) before reclassifications	6	(209)	(45)	(1,490)	(1,240)	—	4,258	1,280
Reclassified from accumulated other comprehensive income	—	(218)	—	—	—	119	—	(99)
Balance as of March 31, 2023	$(166)	$412	$(45)	$3,457	$5,817	$(2,657)	$(83,433)	$(76,615)

The following table presents components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended March 31,
		2024	2023

Foreign currency exchange contracts	Cost of revenue	$810	$335
	Tax expense	(243)	(117)
	Gain, net of tax	$567	$218

Interest rate swap contracts	Interest expense	$957	$—
	Tax expense	(227)	—
	Gain, net of tax	$730	$—

Investments	Other operating expense	$(214)	$—
	Tax benefit	51	—
	Loss, net of tax	$(163)	$—

Defined benefit plans	Cost of revenue and operating expenses	$(113)	$(139)
	Tax benefit	19	20
	Loss, net of tax	$(94)	$(119)

NOTE 15. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to our stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the total unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase our common stock at the average market price during the period. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed, and issuance is not contingent. Refer to “Note 5. Share Based Compensation” to the consolidated financial statements in our 2023 Annual Report for additional information regarding deferred stock units.

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Three Months Ended March 31,
	2024	2023

Shares outstanding for basic earnings per share	83,096	82,992

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	83,096	82,992
Dilutive effect of share-based payment awards	861	967
	83,957	83,959

Certain awards and options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Three Months Ended March 31,
	2024	2023

Weighted average number of shares underlying anti-dilutive awards	36	35
Weighted average number of shares underlying anti-dilutive options	414	345

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

Refer to “Note 8. Leases” for more information regarding our lease commitments.

Contingencies

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could exceed our accruals. Except for the litigation matter described below, as of March 31, 2024, our accruals with respect to actual and threatened litigation were not material.

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

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases, those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and, based on our analysis of the nature of the risks involved, we believe that the fair value of potential indemnification under these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations as of March 31, 2024, and December 31, 2023.

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

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. Our reportable segments are CAG, Water, LPD, and Other. Assets are not allocated to segments for internal reporting purposes. Intersegment revenues, which are not included in the table below, were not material for the periods ended March 31, 2024 and 2023.

The following is a summary of segment performance:

(in thousands)	For the Three Months Ended March 31,
	CAG	Water	LPD	Other	Consolidated Total
2024
Revenue	$889,285	$43,071	$28,205	$3,534	$964,095

Income from operations	$279,696	$19,430	$866	$(1,034)	$298,958
Interest expense, net					(3,479)
Income before provision for income taxes					295,479
Provision for income taxes					59,900
Net income attributable to IDEXX Laboratories, Inc. stockholders					$235,579

2023
Revenue	$827,279	$38,883	$29,208	$4,825	$900,195

Income from operations	$261,750	$16,971	$1,308	$370	$280,399
Interest expense, net					(12,711)
Income before provision for income taxes					267,688
Provision for income taxes					53,634
Net income attributable to IDEXX Laboratories, Inc. stockholders					$214,054

Refer to “Note 3. Revenue” for a summary of disaggregated revenue by reportable segment and by major product and service category for the three months ended March 31, 2024, and 2023.
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
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the three months ended March 31, 2024.

Our cross currency swap contracts are measured at fair value on a recurring basis in our accompanying unaudited condensed consolidated balance sheets and are classified as derivative instruments. We measure the fair value of our cross currency swap contracts prevailing market conditions as of the close of business on each balance sheet date. The product of this calculation is then adjusted for counterparty risk.

Our foreign currency exchange contracts are measured at fair value on a recurring basis in our accompanying unaudited condensed consolidated balance sheets and are classified as derivative instruments. We measure the fair value of our foreign currency exchange contracts using an income approach, based on prevailing market forward exchange rates less the contract rate multiplied by the notional amount. The product of this calculation is then adjusted for counterparty risk.

Our interest rate swap contracts are measured at fair value on a recurring basis in our accompanying unaudited condensed consolidated balance sheets and are classified as derivative instruments. We measure the fair value of our interest rate swap contracts using current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk.

The amounts outstanding under our unsecured Credit Facility and Senior Notes (“long-term debt”) are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $660.6 million and $696.1 million, respectively, as of March 31, 2024, and $670.0 million and $698.2 million, respectively, as of December 31, 2023.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2024

Assets
Money market funds (1)	$251,669	$—	$—	$251,669
Equity mutual funds (2)	$26	$—	$—	$26
Cross currency swaps (3)	$—	$1,046	$—	$1,046
Foreign currency exchange contracts (3)	$—	$4,774	$—	$4,774
Interest rate swap (4)	$—	$3,256	$—	$3,256
Liabilities
Cross currency swaps (3)	$—	$2,736	$—	$2,736
Foreign currency exchange contracts (3)	$—	$1,080	$—	$1,080
Deferred compensation (5)	$26	$—	$—	$26
Contingent Consideration	$—	$—	$4,400	$4,400

(in thousands)
As of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023

Assets
Money market funds (1)	$290,807	$—	$—	$290,807
Equity mutual funds (2)	$99	$—	$—	$99
Cross currency swaps (3)	$—	$664	$—	$664
Foreign currency exchange contracts (3)	$—	$1,783	$—	$1,783
Interest rate swap (4)	$—	$1,451	$—	$1,451
Liabilities
Cross currency swaps (3)	$—	$5,041	$—	$5,041
Foreign currency exchange contracts (3)	$—	$5,532	$—	$5,532
Deferred compensation (5)	$99	$—	$—	$99

(1)Money market funds with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of March 31, 2024, consists of demand deposits.
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

Contingent Consideration

We have classified our liabilities for contingent consideration related to acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include the achievements of future revenues. The contingent consideration is included within other short-term and long-term liabilities. Changes in the estimated fair value of contingent consideration are recorded in the unaudited condensed consolidated statements of income.

The fair values of liabilities for contingent consideration for the three months ended March 31, 2024 and 2023, are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023

Contingent consideration at the beginning of the period	$—	$120
Contingent consideration recorded from acquisition	4,400	—
Contingent consideration at the end of the period	$4,400	$120

Contingent consideration associated with a software business acquired during the first quarter of 2024 is based on the achievement of certain future revenue milestones during each annual period following the acquisition date, over a three-year period, and a cumulative revenue target for the three-year period, up to a maximum of $30.0 million (undiscounted) payable in cash. The fair value of the contingent consideration liability for the 2024 acquisition was determined using a probability-weighted model. The balance at March 31, 2024, includes $1.7 million recorded as a current liability for amounts expected to be paid within the next 12 months. Future revenue results are uncertain by nature and actual results may differ from estimates.
NOTE 19. HEDGING INSTRUMENTS

Disclosure within this note is presented to provide transparency about how and why we use derivative and non-derivative instruments (collectively “hedging instruments”), how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect our financial position, results of operations, and cash flows.

We are exposed to certain risks related to our ongoing business operations. We utilize hedging instruments to manage a portion of our foreign currency exchange risk and interest rate risk. To manage the impact of interest rate fluctuations associated with $250.0 million of borrowings under our variable-rate Credit Facility, we entered into an interest rate swap in 2023. We have designated the interest rate swap as a cash flow hedge.

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

The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions, including transactions denominated in the euro, British pound, Japanese yen, Canadian dollar, and Australian dollar. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into foreign currency exchange contracts with large well-capitalized multinational financial institutions, and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions.

We recognize all hedging instrument assets and liabilities at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment are recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Refer to “Note 14. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on our unaudited condensed consolidated statements of income for the three months ended March 31, 2024, and 2023.

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

We did not de-designate any instruments from hedge accounting treatment during the three months ended March 31, 2024, or 2023. As of March 31, 2024, the estimated amount of gains, net of tax, from our foreign exchange contracts which are expected to be reclassified out of AOCI and into earnings within the next 12 months is $2.9 million if exchange rates do not fluctuate from the levels as of March 31, 2024. As of March 31, 2024, the estimated amount of gains, net of tax, from our interest rate swap contract which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $2.2 million if interest rates do not fluctuate from the levels as of March 31, 2024.

Foreign Currency Exchange Contracts: We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to intercompany foreign transactions and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $285.9 million and $294.0 million as of March 31, 2024, and December 31, 2023, respectively.

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

The following table presents the effect of cash flow hedge accounting on our unaudited condensed consolidated statements of income and comprehensive income, and provides information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)		Three Months Ended March 31,
		2024	2023
Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$371,025	$357,224
Foreign exchange contracts
Amount of gain reclassified from accumulated other comprehensive income into net income		$810	$335

Financial statement line items in which effects of cash flow hedges are recorded	Interest expense	$(7,911)	$(13,127)
Interest rate swap contract
Amount of gain reclassified from accumulated other comprehensive income into net income		$957	$—

Net Investment Hedges, Euro-Denominated Notes

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded gains of $1.6 million, net of tax, within AOCI as a result of this net investment hedge for the three months ended March 31, 2024, and losses of $1.5 million for the three months ended March 31, 2023. The related cumulative unrealized gain recorded as of March 31, 2024, will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated or all or a portion of the hedge no longer qualifies for hedge accounting treatment. Refer to Note 13 to the consolidated financial statements included in our 2023 Annual Report for further information regarding the issuance of these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

We have entered into several cross currency swap contracts as a hedge of our net investment in foreign operations to offset foreign currency translation gains and losses on the net investment. These cross currency swaps have maturity dates beginning on June 30, 2025, through June 30, 2028. At maturity of the cross currency swap contracts we will deliver the notional amount of €15 million and will receive approximately $17.5 million from the counterparties on June 18, 2025; we will deliver the notional amount of €35 million and will receive $37.8 million from the counterparties on March 31, 2028; and we will deliver the notional amount of €90 million and will receive $98.2 million from the counterparties on June 30, 2028. The changes in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. During the three months ended March 31, 2024, we recorded gains of $2.0 million, net of tax, within AOCI as a result of these net investment hedges, and losses of $1.2 million during the three months ended March 31, 2023. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $0.3 million related to the excluded component as a reduction of interest expense for the three months ended March 31, 2024, and $0.7 million for the three months ended March 31, 2023.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following derivative instruments, unless otherwise noted:

(in thousands)		Hedging Assets
		March 31, 2024	December 31, 2023
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$4,715	$1,783
Cross currency swaps	Other current assets	—	—
Interest rate swap contract	Other long-term assets	3,256	1,451
Foreign currency exchange contracts	Other long-term assets	59	—
Cross currency swaps	Other long-term assets	1,046	664
Total derivative instruments presented as hedging instruments on the balance sheet		9,076	3,898
Gross amounts subject to master netting arrangements not offset on the balance sheet		(1,067)	(1,783)
Net amount		$8,009	$2,115

(in thousands)		Hedging Liabilities
		March 31, 2024	December 31, 2023
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$999	$5,532
Cross currency swaps	Other long-term liabilities	2,736	5,041
Foreign currency exchange contracts	Other long-term liabilities	81	—
Total derivative instruments presented as hedging instruments on the balance sheet		3,816	10,573
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet (1)	Long-term debt	96,064	98,187
Total hedging instruments presented on the balance sheet		99,880	108,760
Gross amounts subject to master netting arrangements not offset on the balance sheet		(1,067)	(1,783)
Net amount		$98,813	$106,977
(1) Amounts represent reported carrying amounts of our foreign currency-denominated debt. Refer to “Note 18. Fair Value Measurements” for information regarding the fair value of our long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to, among other things, our expectations regarding revenue recognition timing and amounts; business trends, earnings and other measures of financial performance; projected impact of foreign currency exchange rates and hedging activities; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; the working capital and liquidity outlook; critical accounting estimates; deductibility of goodwill; and future commercial and operational efforts. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the adverse impact, and the duration, of macroeconomic events, conditions, and uncertainties, such as geopolitical instability (including wars, terrorist attacks, and armed conflicts), general economic uncertainty, inflationary pressures, severe weather and other natural conditions, and supply chain challenges on our business, results of operations, liquidity, financial condition, and stock price, as well as the other matters described under the headings “Business,” “Risk Factors,” “Legal Proceedings,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosure About Market Risk” in our 2023 Annual Report and in the corresponding sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our other periodic reports filed with the SEC.

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

You should read the following discussion and analysis in conjunction with our 2023 Annual Report that includes additional information about us, our results of operations, our financial position, and our cash flows, and with our unaudited condensed consolidated financial statements and related notes included in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Our fiscal quarter ended on March 31. Unless otherwise stated, the analysis and discussion of our financial condition and results of operations below, including references to growth and organic growth and increases and decreases, are being compared to the equivalent prior-year periods.

Business Overview

We develop, manufacture, and distribute products and provide services primarily for the companion animal veterinary, livestock, poultry and dairy, and water testing sectors. We also design, manufacture, and distribute point-of-care for the human medical diagnostics sector. Our primary products and services are:

•Point-of-care veterinary diagnostic products, comprising instruments, consumables, and rapid assay test kits;
•Veterinary reference laboratory diagnostic and consulting services;
•Practice management and diagnostic imaging systems and services used by veterinarians;
•Health monitoring, biological materials testing, and laboratory diagnostic instruments, and services used by the biomedical research community;
•Diagnostic, health-monitoring products for livestock, poultry, and dairy;
•Products that test water for certain microbiological contaminants; and
•Point-of-care electrolytes and blood gas analyzers.

Description of Business Segments. We operate primarily through three business segments: diagnostic and information management-based products and services for the companion animal veterinary industry, which we refer to as the Companion Animal Group (“CAG”); water quality products (“Water”); and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve producer efficiency, which we refer to as Livestock, Poultry and

Dairy (“LPD”). Our Other operating segment combines and presents our human medical diagnostic products business (“OPTI Medical”) with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

CAG develops, designs, manufactures, and distributes products and software, and performs services for veterinarians and the biomedical analytics sector, primarily related to diagnostics and information management. Water develops, designs, manufactures, and distributes a range of products used in the detection of various microbiological parameters in water. LPD develops, designs, manufactures, and distributes diagnostic tests and related software and performs services that are used to manage the health status of livestock and poultry, to improve bovine reproductive efficiency, and to ensure the quality and safety of milk. OPTI Medical develops, designs, manufactures, and distributes human medical diagnostics products.

Currency and Other Items

Currency Impact. Refer to “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding the impact of foreign currency exchange rates.

Other Items. Refer to “Part I, Item 1. Business - Patents and Licenses” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report for additional information regarding trends in companion animal healthcare, distributor purchasing and inventories, economic conditions, and patent expiration.

Critical Accounting Estimates and Assumptions

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three months ended March 31, 2024, are consistent with those discussed in our 2023 Annual Report in the section under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Assumptions.”

Recent Accounting Pronouncements

For more information regarding the impact that recent accounting standards and amendments will have on our consolidated financial statements, refer to Note 2 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues,” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three months ended March 31, 2024, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

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

We also exclude from organic revenue growth the effect of certain business acquisitions and divestitures because the nature, size, and number of these transactions can vary dramatically from period to period, and because they either require or generate cash as an inherent consequence of the transaction, and therefore can also obscure underlying business and operating trends. We consider acquisitions to be a business when all three elements of inputs, processes, and outputs are present, consistent with ASU 2017-01, “Business Combinations: (Topic 805) Clarifying the Definition of a Business.” In a business combination, if substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, we do not consider these assets to be a business. A typical acquisition that we do not consider a business is a customer list asset acquisition, which does not have all elements necessary to operate a business, such as employees or infrastructure. We believe the efforts required to convert and retain these acquired customers are similar in nature to our existing customer base and therefore are included in organic revenue growth. The percentage change in revenue resulting from acquisitions represents revenues during the current year period, limited to the initial 12 months from the date of the acquisition, that are directly attributable to business acquisitions.

We also use Adjusted EBITDA, gross debt, net debt, gross debt to Adjusted EBITDA ratio, and net debt to Adjusted EBITDA ratio in this Quarterly Report on Form 10-Q, all of which are non-GAAP financial measures that should be considered in addition to, and not as a replacement for, financial measures presented according to U.S. GAAP. Management believes that reporting these non-GAAP financial measures provides supplemental analysis to help investors further evaluate our business performance and available borrowing capacity under our Credit Facility.

Results of Operations

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

Total Company. The following table presents total Company revenue by operating segment:

	For the Three Months Ended March 31,
Net Revenue (dollars in thousands)	2024	2023	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$889,285	$827,279	$62,006	7.5%	—	0.3%	7.2%
United States	602,195	564,527	37,668	6.7%	—	0.4%	6.3%
International	287,090	262,752	24,338	9.3%	—	—	9.2%

Water	43,071	38,883	4,188	10.8%	0.2%	—	10.6%
United States	22,199	19,920	2,279	11.4%	—	—	11.4%
International	20,872	18,963	1,909	10.1%	0.4%	—	9.7%

LPD	28,205	29,208	(1,003)	(3.4%)	(0.1%)	—	(3.3%)
United States	5,164	4,543	621	13.7%	—	—	13.7%
International	23,041	24,665	(1,624)	(6.6%)	(0.1%)	—	(6.5%)

Other	3,534	4,825	(1,291)	(26.7%)	—	—	(26.7%)

Total Company	$964,095	$900,195	$63,900	7.1%	—	0.2%	6.8%
United States	631,009	590,413	40,596	6.9%	—	0.4%	6.5%
International	333,086	309,782	23,304	7.5%	—	—	7.5%

(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in organic revenue reflects growth in CAG Diagnostics recurring revenue, including benefits from higher realized prices and increased volumes globally. Higher volumes and price gains in veterinary software and diagnostic imaging systems recurring revenue also contributed to higher revenue, supported by demand for subscription-based software. Higher revenue in our Water business was primarily due to the benefit of price increases and increased volume in the U.S. and certain international regions. The decline in our LPD business was primarily due to lower herd health screening and other diagnostic test volumes impacted by lower demand in China, partially offset by higher realized prices and volume growth in the U.S. and Europe. The decrease in Other revenue was primarily due to lower volumes of our OPTI Medical instruments and consumables. The overall change in foreign currency exchange rates was not significant to revenue growth.

The following table presents total Company results of operations:

	For the Three Months Ended March 31,				Change
Total Company - Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$964,095		$900,195		$63,900	7.1%
Cost of revenue	371,025		357,224		13,801	3.9%
Gross profit	593,070	61.5%	542,971	60.3%	50,099	9.2%

Operating expenses:
Sales and marketing	149,453	15.5%	147,804	16.4%	1,649	1.1%
General and administrative	92,024	9.5%	70,101	7.8%	21,923	31.3%
Research and development	52,635	5.5%	44,667	5.0%	7,968	17.8%
Total operating expenses	294,112	30.5%	262,572	29.2%	31,540	12.0%
Income from operations	$298,958	31.0%	$280,399	31.1%	$18,559	6.6%

Gross Profit. Gross profit increased due to higher revenue and a 120 basis point increase in the gross profit margin. The increase in the gross profit margin was driven by sales mix, including the effects from higher CAG Diagnostic consumable growth, lower instrument costs, software services gross margin expansion, and to a lesser extent, gross margin expansion in our Livestock, Poultry and Dairy and Water lines of business. Higher realized prices related to CAG Diagnostic recurring revenues mitigated inflationary cost impacts. The overall change in foreign currency exchange rates on the gross profit margin was not significant.

Operating Expenses. Sales and marketing expense increased primarily due to higher travel and personnel-related costs. General and administrative expense increased primarily due to the comparison to the prior year benefit of a $16 million customer contract resolution gain and higher third-party costs. Research and development expense increased primarily due to project costs, including software development, and higher personnel-related costs. The overall change in foreign currency exchange rates was not significant to operating expense growth.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Three Months Ended March 31,
Net Revenue (dollars in thousands)	2024	2023	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$780,144	$726,902	$53,242	7.3%	—	—	7.3%
IDEXX VetLab consumables	316,929	291,114	25,815	8.9%	—	—	8.9%
Rapid assay products	86,315	82,032	4,283	5.2%	(0.1%)	—	5.3%
Reference laboratory diagnostic and consulting services	344,338	323,180	21,158	6.5%	0.1%	—	6.4%
CAG diagnostics services and accessories	32,562	30,576	1,986	6.5%	(0.3%)	—	6.8%
CAG Diagnostics capital - instruments	34,092	33,144	948	2.9%	(0.4%)	—	3.2%
Veterinary software, services and diagnostic imaging systems:	75,049	67,233	7,816	11.6%	—	3.3%	8.4%
Recurring revenue	59,700	51,707	7,993	15.5%	—	4.2%	11.2%
Systems and hardware	15,349	15,526	(177)	(1.1%)	—	—	(1.1%)
Net CAG revenue	$889,285	$827,279	$62,006	7.5%	—	0.3%	7.2%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher realized prices and, to a lesser extent, higher volumes. The overall change of foreign currency movements on CAG Diagnostics recurring revenue was not significant to revenue growth.

The increase in IDEXX VetLab consumables revenue was primarily due to higher price realization and volume increases supported by the expansion of our installed base of instruments and our expanded menu of available tests. The overall change in foreign currency exchange rates was not significant to revenue growth.

The increase in rapid assay revenue resulted primarily from higher price realization, partially offset by lower volumes. The overall change in foreign currency exchange rates decreased revenue growth by 0.1%.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to higher price realization and to a lesser extent, higher testing volumes. The overall change in foreign currency exchange rates increased revenue growth by 0.1%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the 11% growth in our active installed base of instruments. The overall change in foreign currency exchange rates decreased revenue growth by 0.3%.

CAG Diagnostics Capital – Instrument Revenue. The increase in instrument revenue was primarily due to higher premium instrument placements and sales mix. The overall change in foreign currency exchange rates decreased revenue growth by 0.4%.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in revenue was primarily due to higher recurring revenue from the expansion of our active installed base, resulting in higher subscription and support revenue, and higher realized prices. The decrease in our systems and hardware revenue was due to lower placements. The overall change in foreign currency exchange rates was not significant to revenue growth. The overall change of acquisitions increased revenue growth by 3.3%.

The following table presents the CAG segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$889,285		$827,279		$62,006	7.5%
Cost of revenue	343,049		328,522		14,527	4.4%
Gross profit	546,236	61.4%	498,757	60.3%	47,479	9.5%

Operating expenses:
Sales and marketing	136,903	15.4%	135,596	16.4%	1,307	1.0%
General and administrative	81,803	9.2%	61,251	7.4%	20,552	33.6%
Research and development	47,834	5.4%	40,160	4.9%	7,674	19.1%
Total operating expenses	266,540	30.0%	237,007	28.6%	29,533	12.5%
Income from operations	$279,696	31.5%	$261,750	31.6%	$17,946	6.9%

Gross Profit. Gross profit increased due to higher revenue and a 110 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to sales mix, including the effects from higher CAG Diagnostic consumable growth, lower instrument costs, and software services gross margin expansion. Recurring revenue net price gains offset inflationary cost impacts. The overall change in foreign currency exchange rates on the gross profit margin was not significant.

Operating Expenses. Sales and marketing expense increased primarily due to higher travel and personnel-related costs. General and administrative expense increased primarily due to the comparison to the prior year benefit of a $16 million customer contract resolution gain and higher third-party costs. Research and development expense increased primarily due to project costs, including software development, and higher personnel-related costs. The overall change in foreign currency exchange rates was not significant to operating expense growth.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$43,071		$38,883		$4,188	10.8%
Cost of revenue	12,574		11,615		959	8.3%
Gross profit	30,497	70.8%	27,268	70.1%	3,229	11.8%

Operating expenses:
Sales and marketing	5,516	12.8%	5,241	13.5%	275	5.2%
General and administrative	4,307	10.0%	3,901	10.0%	406	10.4%
Research and development	1,244	2.9%	1,155	3.0%	89	7.7%
Total operating expenses	11,067	25.7%	10,297	26.5%	770	7.5%
Income from operations	$19,430	45.1%	$16,971	43.6%	$2,459	14.5%

Revenue. The increase in revenue was due to higher realized prices and higher volumes. The increase in volumes in U.S. and Europe was primarily from our Colilert test products and related accessories used in coliform and E. coli testing, which included a benefit in the current period from order timing delayed from the prior quarter, as well as higher Tecta instrument placements. The overall change in foreign currency exchange rates increased revenue growth by 0.2%.

Gross Profit. Gross profit increased due to higher revenue and a 70 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to higher realized prices, partially offset by higher product costs. The overall change in foreign currency exchange rates increased the gross profit margin by approximately 10 basis points.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs. General and administrative expense increased primarily due to higher personnel-related costs and an increase in bad debt expense. Research and development expense increased primarily due to higher third-party costs. The overall change in foreign currency exchange rates was not significant to operating expense growth.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$28,205		$29,208		$(1,003)	(3.4%)
Cost of revenue	12,971		14,155		(1,184)	(8.4%)
Gross profit	15,234	54.0%	15,053	51.5%	181	1.2%

Operating expenses:
Sales and marketing	6,739	23.9%	6,460	22.1%	279	4.3%
General and administrative	4,308	15.3%	4,201	14.4%	107	2.5%
Research and development	3,321	11.8%	3,084	10.6%	237	7.7%
Total operating expenses	14,368	50.9%	13,745	47.1%	623	4.5%
Income from operations	$866	3.1%	$1,308	4.5%	$(442)	(33.8%)

Revenue. Revenue decreased primarily due to lower herd health screening levels in Asia Pacific, partially offset by higher realized prices and volume increases in the U.S. and Europe. The overall change in foreign currency exchange rates decreased revenue growth by 0.1%.

Gross Profit. The increase in gross profit was primarily due to a 250 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to lower product costs and higher realized prices, partially offset by unfavorable sales mix. The overall change in foreign currency exchange rates increased the gross profit margin by approximately 50 basis points, including the impact of hedge gains in the current year compared to hedge losses in the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to increases in personnel-related and travel costs. General and administrative expense increased primarily due to higher bad debt expense. Research and development expense increased primarily due to an increase in personnel-related costs. The overall change in foreign currency exchange rates was not significant to operating expense growth.

Other

The following table presents the Other results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$3,534		$4,825		$(1,291)	(26.8%)
Cost of revenue	2,431		2,932		(501)	(17.1%)
Gross profit	1,103	31.2%	1,893	39.2%	(790)	(41.7%)

Operating expenses:
Sales and marketing	295	8.3%	507	10.5%	(212)	(41.8%)
General and administrative	1,606	45.4%	748	15.5%	858	114.7%
Research and development	236	6.7%	268	5.6%	(32)	(11.9%)
Total operating expenses	2,137	60.5%	1,523	31.6%	614	40.3%
Income from operations	$(1,034)	(29.3%)	$370	7.7%	$(1,404)	(379.5%)

Revenue. The decrease in revenue was primarily due to lower volumes of our OPTI Medical instruments and consumables, partially offset by higher realized prices.

Gross Profit. Gross profit decreased due to lower sales volume and an 800 basis point decrease in the gross profit margin. The decrease in the gross profit margin was primarily due to higher product and service costs, partially offset by higher realized prices. The overall change in foreign currency exchange rates did not have a significant impact on the gross profit margin.

Operating Expenses. Sales and marketing expense decreased primarily due to personnel-related costs. General and administrative expense increased primarily due to higher foreign exchange losses on settlements of foreign currency denominated transactions compared to the prior year. Foreign exchange gains and losses on settlements for all operating segments are reported within Other.

Non-Operating Items

Interest Expense and Income. Interest expense was $7.9 million for the three months ended March 31, 2024, compared to $13.1 million for the same period in the prior year. The decrease in interest expense was primarily due to lower average debt levels and, to a lesser extent, lower interest rates. Interest income was $4.4 million for the three months ended March 31, 2024, compared to $0.4 million. This increase in interest income is primarily due to the increase in money market investments, as compared to the same period in the prior year.

Provision for Income Taxes. Our effective income tax rate was 20.3% for the three months ended March 31, 2024, compared to 20.0% for the three months ended March 31, 2023. The increase in our effective tax rate was primarily driven by geographical income mix, partially offset by an increase in the tax rate benefit related to share-based compensation.

Liquidity and Capital Resources

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. We generate cash primarily through the payments made by customers for our companion animal veterinary, livestock, poultry, dairy, and water products and services, consulting services, and other various systems and services. Our cash disbursements are primarily related to compensation and benefits for our employees, inventory and supplies, taxes, research and development, capital expenditures, rents, occupancy-related charges, interest expense, and business acquisitions. As of March 31, 2024, we had $397.4 million of cash and cash equivalents, compared to $453.9 million as of December 31, 2023. Working capital totaled $545.1 million as of March 31, 2024, compared to $543.7 million as of December 31, 2023. As of March 31, 2024, we had a remaining borrowing availability of $998.5 million under our $1.25 billion Credit Facility, with $250.0 million in outstanding borrowings under the Credit Facility. The general availability of funds under our Credit Facility is reduced by $1.5 million for outstanding letters of credit. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example, to fund significant discretionary activities, we could elect to raise capital in the U.S. through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and cash equivalents are generally available without restrictions to fund ordinary business operations outside the U.S.
The following table presents cash and cash equivalents held domestically and by our foreign subsidiaries:

Cash and cash equivalents (dollars in thousands)	March 31, 2024	December 31, 2023

U.S.	$266,761	$324,434
Foreign	130,672	129,498
Total	$397,433	$453,932

Total cash and cash equivalents held in U.S. dollars by our foreign subsidiaries	$27,258	$13,170
Of the $397.4 million of cash and cash equivalents held as of March 31, 2024, approximately $145.7 million was held as bank deposits at a diversified group of institutions, primarily systemically important banks, and $251.7 million was held in a U.S. government money market fund. As of December 31, 2023, of the $453.9 million of cash and cash equivalents held, $163.1 million was held as bank deposits at a diversified group of institutions, primarily systemically important banks, and $290.8 million was held in a U.S. government money market fund. Cash and cash equivalents as of March 31, 2024, included approximately USD $1.0 million in cash denominated in non-U.S. currencies held in a country with currency control restrictions, which limit our ability to transfer funds outside of the country in which they are held. The currency control restricted cash is generally available for use within the country where it is held.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023

Days sales outstanding (1)	45.7	46.1	45.6	43.9	42.9
Inventory turns (2)	1.3	1.3	1.3	1.3	1.3

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

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Three Months Ended March 31,
(dollars in thousands)	2024	2023	Change

Net cash provided by operating activities	$198,585	$183,912	$14,673
Net cash used by investing activities	(106,944)	(39,511)	(67,433)
Net cash used by financing activities	(144,074)	(146,081)	2,007
Net effect of changes in exchange rates on cash	(4,066)	501	(4,567)
Net change in cash and cash equivalents	$(56,499)	$(1,179)	$(55,320)

Operating Activities. Cash provided by operating activities during the three months ended March 31, 2024, increased $14.7 million, compared to the same period in the prior year, primarily due to an increase in net income and less cash used for inventory, partially offset by an increase in cash used for other assets and liabilities and for accounts receivable. The following table presents cash flow impacts from changes in operating assets and liabilities:

	For the Three Months Ended March 31,
(dollars in thousands)	2024	2023	Change

Accounts receivable	$(53,841)	$(44,133)	$(9,708)
Inventories	(2,412)	(23,887)	21,475
Accounts payable	(4,450)	3,327	(7,777)
Deferred revenue	703	(609)	1,312
Other assets and liabilities	(21,416)	(5,307)	(16,109)
Total change in cash due to changes in operating assets and liabilities	$(81,416)	$(70,609)	$(10,807)

Cash used due to changes in operating assets and liabilities during the three months ended March 31, 2024, compared to the same period in the prior year, increased $10.8 million. The decrease in cash used by inventories was primarily due to planned inventory growth in the prior year to mitigate supply chain risks and support demand. The increase in cash used for other assets and liabilities was primarily due to higher annual employee incentive program payments in the current period, as compared to the same period in the prior year, and higher income taxes paid in the current year, compared to the same period in the prior year. These increases in cash used were partially offset by the $15.0 million milestone payment to license intellectual property made in the prior year. The increase in cash used by accounts receivable was primarily due to higher revenue growth during the current period and, to a lesser extent, to extended payment terms negotiated by certain large customers.

We have historically experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

Investing Activities. Cash used by investing activities was $106.9 million during the three months ended March 31, 2024, compared to $39.5 million for the same period in the prior year. The increase in cash used by investing activities was primarily due to the acquisition of a software business in the current year.

Our total capital expenditure outlook for 2024 is estimated to be approximately $180 million, which includes capital investments to support growth in manufacturing and operations facilities and in customer-facing software development.

Financing Activities. Cash used by financing activities was $144.1 million during the three months ended March 31, 2024, compared to $146.1 million of cash used for the same period in the prior year. The decrease in cash used by financing activities was primarily due to no net borrowings or repayments under our Credit Facility in the current year, compared to repayments of $147.5 million under our Credit Facility in the prior year, as well as higher proceeds from exercises of stock options in the current year. These comparative increases in cash were partially offset by $154.8 million of repurchases of our common stock in the current year, compared to no repurchases in the prior year.

Under our Credit Facility, the net activity during the three months ended March 31, 2024, as compared to the same period in the prior year, increased cash $147.5 million. As of March 31, 2024, we had $250.0 million in outstanding borrowings under the Credit Facility. The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test.

During the three months ended March 31, 2024, we purchased $154.8 million of shares of our common stock. During the three months ended March 31, 2023, we purchased no shares of our common stock. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders, and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing and deployment activities, as well as share price and prevailing interest rates. Refer to Note 12 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

The aggregate principal amounts of our 2024 Series B Notes will become due and payable on July 21, 2024, and we anticipate paying off our 2024 Series B Notes for $75.0 million when due in July 2024 with available cash on hand.

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

Financial Covenant. The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, non-recurring transaction expenses incurred in connection with acquisitions, share-based compensation expense, and certain other non-cash losses and charges (“Adjusted EBITDA”), as defined in the Senior Note Agreement and Credit Facility, not to exceed 3.5-to-1. As of March 31, 2024, we were in compliance with such covenant. The following details our consolidated leverage ratio calculation:

(dollars in thousands)	Twelve Months Ended
Trailing 12 Months Adjusted EBITDA:	March 31, 2024

Net income attributable to stockholders	$866,567
Interest expense	36,365
Provision for income taxes	222,400
Depreciation and amortization	116,481
Acquisition-related expense	288
Share-based compensation expense	60,209
Extraordinary and other non-recurring non-cash charges	1,734
Adjusted EBITDA	$1,304,044

Debt to Adjusted EBITDA Ratio:	March 31, 2024

Line of Credit	$250,000
Current and long-term portions of long-term debt	695,776
Total debt	945,776
Acquisition-related contingent consideration payable	4,687
Deferred financing costs	287
Gross debt	$950,750
Gross debt to Adjusted EBITDA ratio	0.73

Less: Cash and cash equivalents	$397,433
Net debt	$553,317
Net debt to Adjusted EBITDA ratio	0.42

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies, and guarantees as of March 31, 2024, are described in Note 16 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, refer to the section under the heading “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2023 Annual Report. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the market risks described in our 2023 Annual Report, except for the impact of foreign exchange rates, as discussed below.

Foreign Currency Exchange Impacts. Approximately 21% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies for the three months ended March 31, 2024, as compared to approximately 21% for the three months ended March 31, 2023. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated costs and expenses and foreign currency denominated supply contracts partially offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. dollar denominated revenues.

Our foreign currency exchange impacts on operating results are comprised of three components: 1) local currency revenues and expenses; 2) the impact of hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary.

The following table presents the estimated foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share for the current period compared to the respective prior-year period:

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023

Revenue increase (decrease)	$247	$(18,350)

Operating profit increase (decrease), excluding hedge activity and exchange impacts on settlement of foreign currency denominated transactions	$173	$(10,436)
Hedge gains - current period	810	335
Exchange (losses) on settlements of foreign currency denominated transactions - current period	(933)	(82)
Operating profit increase (decrease) - current period	$50	$(10,183)

Hedge (gains) losses - prior period	(335)	(2,236)
Exchange losses on settlement of foreign currency denominated transactions - prior period	82	775
Operating profit decrease - as compared to prior period	$(203)	$(11,644)

Diluted earnings per share decrease - as compared to prior period	$—	$(0.11)
At our current foreign exchange rate assumptions, we anticipate year-over-year changes for the remainder of the year, compared to the respective prior-year period, will reduce our revenues, operating profit, and diluted earnings per share by approximately $36 million, $10 million, and $0.09 per share, respectively. These unfavorable currency impacts to our operating profit and diluted earnings per share include net year-over-year impacts of foreign currency hedging activity, which is expected to increase our total operating profit by approximately $8 million and $0.08 per share for the remainder of the year ending December 31, 2024. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimates assume that the value of the U.S. dollar will reflect the euro at $1.05, the British pound at $1.21, the Canadian dollar at $0.72, and the Australian dollar at $0.63; and the Japanese yen at ¥157, the Chinese renminbi at RMB 7.35, and the Brazilian real at R$5.28 relative to the U.S. dollar for the remainder of 2024.

Based on projected revenues and expenses for the remainder of 2024, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1% strengthening of the U.S. dollar would reduce revenue by approximately $9 million and operating income by approximately $3 million, net of hedge positions.

Interest Rate Risk and Effects of Inflation. We entered into an interest rate swap to manage the effect of variable interest obligations on amounts borrowed under the terms of the Credit Facility. Beginning on March 31, 2023, the variable interest rate associated with $250.0 million of borrowings outstanding under the Credit Facility became effectively fixed at 3.9%, plus the applicable credit spread, through October 20, 2025. Borrowings outstanding under the Credit Facility at March 31, 2024, were $250.0 million. We have designated the interest rate swap as a cash flow hedge. For more information regarding our interest rate swap, refer to “Part I, Item 1. Financial Statements, Note 19. Hedging Instruments.”

During the three months ended March 31, 2024, we experienced inflationary pressure on our operating costs and we expect to continue to face higher costs for labor, commodities, energy, and transportation, as well as increased prices from suppliers during the remainder of 2024. We may not be able to offset these higher costs through productivity initiatives and price increases, which may materially and adversely affect our business, results of operations, and financial condition. Any price increases we may impose may lead to declines in sales volume or loss of business, if competitors do not similarly adjust their prices, or customers refuse to purchase at the higher prices.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I. Item 1A. Risk Factors” in our 2023 Annual Report, which could materially affect our business, financial condition, or future results. There have been no material changes from the risk factors previously disclosed in the 2023 Annual Report. The risks described in our 2023 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (3) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

January 1 to January 31, 2024	—		$—	—	2,874,308
February 1 to February 29, 2024	78,575		$567.65	60,400	2,813,908
March 1 to March 31, 2024	242,925		$546.21	242,923	2,570,985
Total	321,500	(2)		303,323	2,570,985

(1)As of December 31, 2023, our Board of Directors had approved the repurchase of up to 73 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The share repurchase program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the share repurchase program has been increased by the Board of Directors on numerous occasions. There is no specified expiration date for this share repurchase program. There were no other repurchase programs outstanding during the three months ended March 31, 2024, and no share repurchase programs expired during the period. There were 303,323 share repurchases made during the three months ended March 31, 2024, in transactions made pursuant to our share repurchase program.

(2)During the three months ended March 31, 2024, we received 18,177 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

(3)Includes the nondeductible 1% excise tax for shares repurchased in the open market.

The total shares repurchased include shares surrendered for employee statutory tax withholding. Refer to Note 12 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Item 5. Other Information

Rule 10b5-1 Trading Plan Elections

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial and related information from IDEXX Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: May 1, 2024	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)