Form 10-Q
period 2024-06-30
IDEXX LABORATORIES INC /DE
filed 2024-08-06
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 82,305,898 on August 1, 2024.

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

Organic revenue growth	A non-GAAP financial measure and represents the percentage change in revenue, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies.
Reported revenue growth	Represents the percentage change in revenue reported in accordance with U.S. GAAP, as compared to the same period during the prior year.
SaaS	Software-as-a-service
SEC	U.S. Securities and Exchange Commission
Senior Note Agreements	Note purchase agreements for the private placement of senior notes, referred to as senior notes or long-term debt.
SOFR	The secured overnight financing rate as administered by the Federal Reserve Board of New York (or a successor administrator of the secured overnight financing rate).
U.S. GAAP	Accounting principles generally accepted in the United States of America
Water	Water, a reporting segment that provides water microbiology testing products.

IDEXX LABORATORIES, INC.
Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION
Item 1.  Financial Statements
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current Assets:
Cash and cash equivalents	$401,590	$453,932
Accounts receivable, net	533,606	457,445
Inventories	379,958	380,282
Other current assets	213,458	203,595
Total current assets	1,528,612	1,495,254
Long-Term Assets:
Property and equipment, net	708,178	702,177
Operating lease right-of-use assets	119,526	115,499
Goodwill	408,023	365,961
Intangible assets, net	110,810	84,500
Other long-term assets	539,718	496,534
Total long-term assets	1,886,255	1,764,671
TOTAL ASSETS	$3,414,867	$3,259,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$117,468	$110,643
Accrued liabilities	541,124	478,712
Credit facility	250,000	250,000
Current portion of long-term debt	170,112	74,997
Current portion of deferred revenue	37,998	37,195
Total current liabilities	1,116,702	951,547
Long-Term Liabilities:
Deferred income tax liabilities	10,023	7,235
Long-term debt, net of current portion	524,743	622,883
Long-term deferred revenue, net of current portion	26,785	28,533
Long-term operating lease liabilities, net of current portion	102,965	99,671
Other long-term liabilities	53,396	65,526
Total long-term liabilities	717,912	823,848
Total liabilities	1,834,614	1,775,395

Commitments, Contingencies and Guarantees (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 107,686 shares in 2024 and 107,506 shares in 2023; Outstanding: 82,477 shares in 2024 and 83,032 shares in 2023	10,769	10,751
Additional paid-in capital	1,625,451	1,569,565
Deferred stock units: Outstanding: 60 units in 2024 and 59 units in 2023	5,885	5,530
Retained earnings	4,883,448	4,444,571
Accumulated other comprehensive loss	(85,181)	(71,206)
Treasury stock, at cost: 25,209 shares in 2024 and 24,474 shares in 2023	(4,860,119)	(4,474,681)
Total stockholders’ equity	1,580,253	1,484,530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,414,867	$3,259,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenue:
Product revenue	$577,272	$540,680	$1,120,321	$1,046,622
Service revenue	426,306	402,950	847,352	797,203
Total revenue	1,003,578	943,630	1,967,673	1,843,825
Cost of Revenue:
Cost of product revenue	180,642	179,999	357,412	353,609
Cost of service revenue	203,777	190,781	398,032	374,395
Total cost of revenue	384,419	370,780	755,444	728,004
Gross profit	619,159	572,850	1,212,229	1,115,821
Expenses:
Sales and marketing	142,665	140,532	292,118	288,336
General and administrative	157,243	89,669	249,267	159,770
Research and development	55,450	46,505	108,085	91,172
Income from operations	263,801	296,144	562,759	576,543
Interest expense	(8,099)	(10,542)	(16,010)	(23,669)
Interest income	3,354	327	7,786	743
Income before provision for income taxes	259,056	285,929	554,535	553,617
Provision for income taxes	55,758	61,693	115,658	115,327
Net income	$203,298	$224,236	$438,877	$438,290

Earnings per Share:
Basic	$2.46	$2.70	$5.30	$5.28
Diluted	$2.44	$2.67	$5.24	$5.22
Weighted Average Shares Outstanding:
Basic	82,630	83,086	82,863	83,039
Diluted	83,393	83,983	83,684	83,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$203,298	$224,236	$438,877	$438,290
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,885)	1,752	(27,658)	6,010
Reclassification adjustment for defined benefit plans included in net income, net of tax of $10 and $29 in 2024 and $34 and $54 in 2023	53	178	147	297
Unrealized gain (loss) on Euro-denominated notes, net of tax expense (benefit) of $224 and $729 in 2024 and $(110) and $(575) in 2023	718	(353)	2,336	(1,843)
Unrealized gain on investments, net of tax expense (benefit) of $0 and $0 in 2024 and $0 and $2 in 2023	—	1	1	7
Reclassification adjustment on investments included in net income, net of tax of $0 and $51 in 2024 and $0 and $0 in 2023	—	—	163	—
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on foreign currency exchange contracts, net of tax expense (benefit) of $844 and $3,096 in 2024 and $46 and $20 in 2023	2,298	(131)	8,146	(340)
Unrealized gain (loss) on cross currency swaps, net of tax expense (benefit) of $417 and $1,055 in 2024 and $(553) and $(940) in 2023	1,335	(1,776)	3,384	(3,016)
Unrealized gain on interest rate swap, net of tax expense (benefit) of $214 and $870 in 2024 and $1,107 and $1,093 in 2023	684	3,550	2,790	3,505
Reclassification adjustments for (gain) loss included in net income, net of tax (expense) benefit of $(713) and $(1,183) in 2024 and $(127) and $(244) in 2023	(1,987)	(271)	(3,284)	(489)
Unrealized gain (loss) on derivative instruments	2,330	1,372	11,036	(340)
Other comprehensive (loss) income, net of tax	(4,784)	2,950	(13,975)	4,131
Comprehensive income	$198,514	$227,186	$424,902	$442,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2023	107,506	$10,751	$1,569,565	$5,530	$4,444,571	$(71,206)	$(4,474,681)	$1,484,530
Net income	—	—	—	—	235,579	—	—	235,579
Other comprehensive loss, net	—	—	—	—	—	(9,191)	—	(9,191)
Repurchases of common stock, net	—	—	—	—	—	—	(177,192)	(177,192)
Common stock issued under stock plans, including excess tax benefit	161	16	20,792	(28)	—	—	—	20,780
Share-based compensation cost	—	—	14,392	8	—	—	—	14,400
Balance March 31, 2024	107,667	$10,767	$1,604,749	$5,510	$4,680,150	$(80,397)	$(4,651,873)	$1,568,906
Net income	—	—	—	—	203,298	—	—	203,298
Other comprehensive loss, net	—	—	—	—	—	(4,784)	—	(4,784)
Repurchases of common stock, net	—	—	—	—	—	—	(208,246)	(208,246)
Common stock issued under stock plans, including excess tax benefit	19	2	5,358	—	—	—	—	5,360
Deferred stock activity	—	—	(375)	375	—	—	—	—
Share-based compensation cost	—	—	15,719	—	—	—	—	15,719
Balance June 30, 2024	107,686	$10,769	$1,625,451	$5,885	$4,883,448	$(85,181)	$(4,860,119)	$1,580,253

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2022	107,193	$10,719	$1,463,215	$5,182	$3,599,529	$(77,796)	$(4,392,112)	$608,737
Net income	—	—	—	—	214,054	—	—	214,054
Other comprehensive income, net	—	—	—	—	—	1,181	—	1,181
Repurchases of common stock, net	—	—	—	—	—	—	(9,554)	(9,554)
Common stock issued under stock plans, including excess tax benefit	128	13	12,765	(25)	—	—	—	12,753
Share-based compensation cost	—	—	13,923	7	—	—	—	13,930
Balance March 31, 2023	107,321	$10,732	$1,489,903	$5,164	$3,813,583	$(76,615)	$(4,401,666)	$841,101
Net income	—	—	—	—	224,236	—	—	224,236
Other comprehensive income, net	—	—	—	—	—	2,950	—	2,950
Repurchases of common stock, net	—	—	—	—	—	—	(77)	(77)
Common stock issued under stock plans, including excess tax benefit	57	6	10,283	—	—	—	—	10,289
Deferred stock activity	—	—	(345)	345	—	—	—	—
Share-based compensation cost	—	—	15,356	6	—	—	—	15,362
Balance June 30, 2023	107,378	$10,738	$1,515,197	$5,515	$4,037,819	$(73,665)	$(4,401,743)	$1,093,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023

Cash Flows from Operating Activities:
Net income	$438,877	$438,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,097	56,186
Impairment charge	250	—
Provision for credit losses	3,743	3,857
Deferred income taxes	(22,021)	(12,932)
Share-based compensation expense	30,119	29,292
Other	967	(157)
Changes in assets and liabilities:
Accounts receivable	(82,981)	(61,158)
Inventories	(6,213)	(38,906)
Other assets and liabilities	18,783	(24,236)
Accounts payable	3,802	(4,155)
Deferred revenue	(526)	(1,855)
Net cash provided by operating activities	446,897	384,226
Cash Flows from Investing Activities:
Purchases of property and equipment	(63,578)	(66,981)
Acquisitions of a business	(77,000)	—
Proceeds from net investment hedges	727	—
Net cash used by investing activities	(139,851)	(66,981)
Cash Flows from Financing Activities:
Repayments under credit facility, net	—	(315,000)
Payments of acquisition-related holdbacks	—	(1,780)
Repurchases of common stock, net	(370,285)	—
Proceeds from exercises of stock options and employee stock purchase plans	26,241	23,086
Shares withheld for statutory tax withholding payments on restricted stock	(10,268)	(9,676)
Other	—	6,256
Net cash used by financing activities	(354,312)	(297,114)
Net effect of changes in exchange rates on cash	(5,076)	161
Net (decrease) increase in cash and cash equivalents	(52,342)	20,292
Cash and cash equivalents at beginning of period	453,932	112,546
Cash and cash equivalents at end of period	$401,590	$132,838

Supplemental Cash Flow Information:
Cash paid for income taxes	$90,918	$97,127
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$8,322	$15,448

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The condensed consolidated balance sheet data as of December 31, 2023, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, (the “2023 Annual Report”).

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

NOTE 2. ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, are consistent with those discussed in “Note 2. Summary of Significant Accounting Policies” to the consolidated financial statements in our 2023 Annual Report, and as updated below.

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

The following table presents revenue by major product and service categories:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
CAG segment revenue:
CAG Diagnostics recurring revenue:	$808,454	$762,476	$1,588,598	$1,489,378
IDEXX VetLab consumables	325,348	303,735	642,277	594,849
Rapid assay products	103,290	97,340	189,605	179,372
Reference laboratory diagnostic and consulting services	347,373	330,106	691,711	653,286
CAG Diagnostics services and accessories	32,443	31,295	65,005	61,871

CAG Diagnostics capital - instruments	35,292	34,054	69,384	67,198

Veterinary software, services and diagnostic imaging systems:	78,552	70,122	153,601	137,355
Recurring revenue	63,117	53,725	122,817	105,432
Systems and hardware	15,435	16,397	30,784	31,923
CAG segment revenue	922,298	866,652	1,811,583	1,693,931

Water segment revenue	46,726	43,029	89,797	81,912
LPD segment revenue	30,306	29,911	58,511	59,119
Other segment revenue	4,248	4,038	7,782	8,863

Total revenue	$1,003,578	$943,630	$1,967,673	$1,843,825

The following table presents revenue by principal geographic area, based on customers’ domiciles:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
United States	$660,146	$621,607	$1,291,155	$1,212,020
Europe, the Middle East and Africa	200,689	178,666	400,520	354,674
Asia Pacific Region	80,435	80,906	156,739	159,266
Canada	40,992	41,635	77,703	77,597
Latin America & Caribbean	21,316	20,816	41,556	40,268
Total revenue	$1,003,578	$943,630	$1,967,673	$1,843,825

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

On December 31, 2023, our contract assets were $223.1 million, of which approximately $14.2 million and $28.7 million was reclassified to accounts receivable when customers were billed for related products and services during the three and six months ended June 30, 2024, respectively. Furthermore, as a result of new placements under commitment arrangements, net of subsequent amounts reclassified to accounts receivable and allowances established for credit losses, our contract assets were $238.9 million as of June 30, 2024. We monitor customer purchases over the term of their arrangement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the three and six months ended June 30, 2024, were not material.

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

On December 31, 2023, our capitalized consideration paid to customers was $168.9 million, of which approximately $13.8 million and $28.2 million was recognized as a reduction of revenue during the three and six months ended June 30, 2024, respectively. Furthermore, as a result of new payments to customers, net of subsequent recognition, our capitalized consideration paid to customers was $191.6 million as of June 30, 2024. We monitor customer purchases over the term of their arrangement to assess the realizability of our capitalized consideration paid to customers and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the three and six months ended June 30, 2024, were not material.

Rebate Arrangements. Our rebate arrangements provide customers the opportunity to earn future rebates based on the volume of products and/or services they purchase over the term of the arrangement. Rebate incentives are typically offered in multi-year arrangements that include customer commitments to purchase annual minimum amounts of products and services, or, to a lesser extent, are sometimes offered without future purchase commitments. We account for the customer’s right to earn rebates on future purchases as a separate performance obligation and determine the standalone selling price based on an estimate of rebates the customer will earn over the term of the arrangement. Total consideration allocated to identified performance obligations is limited to goods and services that the customer is presently obligated to purchase and does not include estimates of future purchases that are optional. We allocate total consideration to identified performance obligations, including the customer’s right to earn rebates on future purchases, which is deferred and subsequently recognized upon the purchase of products and/or services.

On December 31, 2023, our deferred revenue related to rebate and up-front consideration arrangements was $32.9 million, of which approximately $2.8 million and $5.8 million was recognized when customers purchased eligible products and services during the three and six months ended June 30, 2024, respectively. Furthermore, as a result of new customer purchases under rebate and up-front consideration arrangements, net of subsequent recognition, our deferred revenue was $30.4 million as of June 30, 2024, of which approximately 18%, 30%, 23%, 16%, and 13% are expected to be recognized during the remainder of 2024, the full years 2025, 2026, 2027, and thereafter, respectively.

For our customer commitment arrangements, we estimate future revenues related to multi-year arrangements to be approximately $4.1 billion, of which approximately 14%, 26%, 23%, 18%, and 19% are expected to be recognized during the remainder of 2024, the full years 2025, 2026, 2027, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to future purchases, net of the expected revenue reductions from consideration paid to customers and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

Instrument Rental Arrangements. Revenues from instrument rental and reagent rental arrangements are recognized either as operating leases on a ratable basis over the term of the arrangement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental arrangements in equal monthly amounts over the term of the rental arrangement. For some arrangements, customers are provided with the right to purchase the instrument at the end of the lease term. Our reagent rental arrangements provide customers the right to use our instruments upon entering into multi-year arrangements to purchase annual minimum amounts of consumables. These types of arrangements include an embedded lease for the right to use our instrument, and we determine the amount of lease revenue allocated to the instrument based on relative standalone selling prices. Lease revenues are presented in product revenue on our consolidated income statement. Lease revenue was approximately $3.3 million and $7.2 million for the three and six months ended June 30, 2024, respectively, compared to $5.5 million and $10.0 million for the three and six months ended June 30, 2023, respectively, including both operating leases and sales-type leases.

Sales-type Reagent Rental Arrangements. Our reagent rental arrangements that effectively transfer control of instruments to our customers are classified as sales-type leases, and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is transferred to accounts receivable when customers are billed for products and services over the term of the arrangement. On December 31, 2023, our lease receivable assets were $23.1 million, of which approximately $1.4 million and $3.0 million was reclassified to accounts receivable when customers were billed for related products and services during the three and six months ended June 30, 2024, respectively. Furthermore, as a result of new placements under sales-type reagent rental arrangements, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $20.4 million as of June 30, 2024. The impacts of discounting and unearned income as of June 30, 2024, were not material. Profit and loss recognized at the commencement date and interest income during the three and six months ended June 30, 2024, were not material. We monitor customer purchases over the term of their arrangement to assess the realizability of our lease receivable assets. Impairments during the three and six months ended June 30, 2024, were not material.

Operating-type Reagent Rental Arrangements. Our reagent rental arrangements that do not effectively transfer control of instruments to our customers are classified as operating leases and we recognize instrument revenue and costs ratably over the term of the arrangement. The cost of the instrument is capitalized within property and equipment. During the three and six months ended June 30, 2024, we transferred instruments of $3.2 million and $6.6 million, respectively, compared to $4.8 million and $8.6 million during the three and six months ended June 30, 2023, respectively, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental arrangements of approximately $64.0 million, of which approximately 13%, 24%, 21%, 17%, and 25% are expected to be recognized during the remainder of 2024, and the full years 2025, 2026, 2027, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of expected price adjustments, and as a result, may be lower than stated contractual commitments by our customers.

Deferred Extended Warranties and Post-Contract Support Revenue

On December 31, 2023, our deferred revenue related to extended warranties and post-contract support was $26.0 million, of which approximately $1.6 million and $17.5 million was recognized during the three and six months ended June 30, 2024, respectively. Furthermore, as a result of new arrangements, our deferred revenue related to extended warranties and post-contract support was $25.7 million at June 30, 2024. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less, and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $9.1 million at June 30, 2024, of which approximately 22%, 37%, 23%, 10%, and 8% are expected to be recognized during the remainder of 2024, and the full years 2025, 2026, 2027, and thereafter, respectively. We have determined these arrangements do not include a significant financing component.

Costs to Obtain a Contract

On December 31, 2023, our deferred commission costs, included within other current and long-term assets, were $19.7 million, of which approximately $1.6 million and $3.4 million of commission expense was recognized during the three and six months ended June 30, 2024, respectively. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $19.6 million at June 30, 2024. Impairments of deferred commission costs during the three and six months ended June 30, 2024, respectively, were not material.

NOTE 4. ACQUISITIONS, ASSET PURCHASES AND INVESTMENTS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range, customer base, or existing product and service lines.

Business Combinations

On February 1, 2024, we acquired the assets of a privately-owned software and data platform business based in the U.S. that extends our practice management system cloud-native workflow and delivers strategic data solutions to our customers and their clients, for approximately $81.1 million, including an estimated contingent payment of $4.4 million. We estimate the fair values and the lives of the assets and liabilities acquired are as follows: completed technology of $17.1 million, with a life of 6 years; customer relationship intangibles of $12.5 million, with a life of 10 years; a non-compete agreement of $4.7 million, with a life of 5 years; and a trademark of $0.7 million, with a life of 10 years. We also recognized goodwill of $45.8 million, which represents synergies with our software business, and $0.3 million of net tangible assets, including accounts receivable. Goodwill related to this acquisition is expected to be deductible for tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our CAG segment since the acquisition date. The purchase price allocation is subject to revision related to the settlement of working capital adjustments and tax-related matters. The acquisition expenses were not significant.

NOTE 5. SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units, performance-based restricted stock units, and employee stock purchase rights awarded during the three and six months ended June 30, 2024, totaled $4.6 million and $70.2 million, respectively, as compared to $3.3 million and $60.6 million for the three and six months ended June 30, 2023, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding as of June 30, 2024, was $95.6 million, which will be recognized over a weighted average period of approximately 1.7 years. During the three and six months ended June 30, 2024, we recognized share-based compensation expenses of $15.7 million and $30.1 million, respectively, as compared to $15.4 million and $29.3 million for the three and six months ended June 30, 2023, respectively.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Six Months Ended June 30,
	2024	2023

Expected stock price volatility	32%	32%
Expected term, in years	7.0	6.7
Risk-free interest rate	4.3%	3.7%
Weighted average fair value of options granted	$239.64	$201.37
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

Accounts Receivable

The allowance for credit losses associated with accounts receivable was $12.3 million and $9.5 million as of June 30, 2024, and December 31, 2023, respectively. The amount of accounts receivable reflected on the balance sheet is net of this reserve. Based on an aging analysis, as of June 30, 2024, approximately 80% of our accounts receivable had not yet reached the invoice due date, and approximately 20% was considered past due, of which approximately 2.5% was greater than 60 days past due. As of December 31, 2023, approximately 83% of our accounts receivable had not yet reached the invoice due date, and approximately 17% was considered past due, of which approximately 1.7% was greater than 60 days past due.

Contract Assets and Lease Receivables

The allowance for credit losses associated with contract assets and lease receivables was $6.7 million and $6.4 million as of June 30, 2024, and December 31, 2023, respectively. The assets reflected on the balance sheet are net of these reserves. Historically, we have experienced low credit loss rates on our customer commitment programs and lease receivables. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.
NOTE 7. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The components of inventories were as follows:

(in thousands)	June 30, 2024	December 31, 2023

Raw materials	$104,087	$106,392
Work-in-process	32,042	28,989
Finished goods	243,829	244,901
Inventories	$379,958	$380,282

NOTE 8. LEASES

Maturities of operating lease liabilities were as follows:

(in thousands)	June 30, 2024

2024 (remainder of year)	$11,583
2025	26,307
2026	24,357
2027	19,580
2028	13,896
Thereafter	49,178
Total lease payments	144,901
Less imputed interest	(21,881)
Total	$123,020

Total minimum future lease payments for leases that have not commenced as of June 30, 2024, are not material.

Supplemental cash flow information for leases was as follows:

(in thousands)	For the Six Months Ended June 30,
	2024	2023

Cash paid for amounts included in the measurement of operating lease liabilities	$13,700	$14,136
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations (1)	$17,137	$7,717

(1) Additions for the six months ended June 30, 2024, include $1.0 million of right-of-use assets obtained in connection with a business acquisition in the first quarter of 2024.

NOTE 9. OTHER CURRENT AND LONG-TERM ASSETS

Other Current Assets

Other current assets consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023

Contract assets, net (1)	$58,714	$55,111
Consideration paid to customers (2)	59,626	54,081
Prepaid expenses	46,453	48,370
Taxes receivable	15,988	16,972
Other assets	32,677	29,061
Other current assets	$213,458	$203,595

(1) Contract assets, net, are net of allowances for credit losses. Refer to "Note 6. Credit Losses."
(2) Refer to “Note 3. Revenue. Up-Front Consideration Paid to Customers” for more information regarding consideration paid to customers.

Other Long-Term Assets

Other long-term assets consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023

Contract assets, net (1)	$180,169	$167,963
Consideration paid to customers (2)	131,935	114,850
Deferred income taxes	126,057	107,364
Equity investments	30,000	30,250
Investments in long-term product supply arrangements	23,792	25,943
Other assets	47,765	50,164
Other long-term assets	$539,718	$496,534

(1) Contract assets, net, are net of allowances for credit losses. Refer to "Note 6. Credit Losses."
(2) Refer to “Note 3. Revenue. Up-Front Consideration Paid to Customers” for more information regarding consideration paid to customers.

NOTE 10. ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accounts Payable - Supplier Financing Program

We have an agreement with a third party to provide a supplier finance program, which facilitates participating suppliers’ ability to finance payment obligations from us with a designated third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more of our payment obligations prior to their scheduled due dates at a discounted price. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The terms of payments are consistent with the terms of our trade payables. Activity related to the obligations is presented within operating activities on the unaudited consolidated statements of cash flows. The changes in our outstanding payment obligations under this arrangement, which are included in accounts payable on the unaudited condensed consolidated balance sheets, were as follows:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Payment obligations outstanding at the beginning of the period	$10,400	$7,536	$9,057	$10,171
Payment obligation additions during the period	10,256	12,343	23,324	25,374
Payment obligations settled during the period	(11,909)	(14,484)	(23,634)	(30,150)
Payment obligations outstanding at the end of the period	$8,747	$5,395	$8,747	$5,395

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023

Accrued taxes	$146,373	$86,553
Accrued expenses	166,919	113,596
Accrued employee compensation and related expenses	124,018	174,375
Accrued customer incentives and refund obligations	83,759	84,386
Current lease liabilities	20,055	19,802
Accrued liabilities	$541,124	$478,712

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023

Accrued taxes	$28,686	$39,642
Other accrued long-term expenses	24,710	25,884
Other long-term liabilities	$53,396	$65,526

NOTE 11. DEBT

Credit Facility

At June 30, 2024, we had $250.0 million in outstanding borrowings under our Credit Facility, all of which is the $250.0 million Term Loan, with a weighted average effective interest rate of 6.3%, excluding any impact of our interest rate swap. At December 31, 2023, we had $250.0 million outstanding under our Credit Facility, all of which was the $250.0 million Term Loan, with a weighted average effective interest rate of 6.0%. At June 30, 2024, we had remaining borrowing availability of $998.5 million under our $1.25 billion Credit Facility. The funds available under the Credit Facility reflect a further reduction due to the issuance of letters of credit, which were primarily issued in connection with our workers’ compensation insurance policy, for $1.5 million.

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

The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, which is defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3.5-to-1. As of June 30, 2024, we were in compliance with the covenants of the Credit Facility.

Senior Notes

The following describes all of our currently outstanding unsecured senior notes issued and sold in private placements (collectively, the “Senior Notes”) as of June 30, 2024:

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

The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. As of June 30, 2024, we were in compliance with the covenants of the Senior Note Agreements.

NOTE 12. REPURCHASES OF COMMON STOCK

We primarily acquire shares of our common stock by repurchases in the open market. We also acquire shares that are surrendered by employees in payment for the minimum required statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three and six months ended June 30, 2024, and 2023, was not material.

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022, and is included in the cost of treasury stock acquired in open market repurchases.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrenders:

(in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Shares repurchased in the open market	415	—	718	—
Shares acquired through employee surrenders for statutory tax withholding	—	—	18	19
Total shares repurchased	415	—	736	19

Cost of shares repurchased in the open market	$208,169	$—	$375,271	$—
Cost of shares for employee surrenders	79	79	10,268	9,676
Total cost of shares	$208,248	$79	$385,539	$9,676

Average cost per share - open market repurchases	$501.44	$—	$522.32	$—
Average cost per share - employee surrenders	$496.95	$469.84	$560.01	$503.35
Average cost per share - total	$501.44	$469.84	$523.26	$503.35
NOTE 13. INCOME TAXES

Our effective income tax rate was 21.5% for the three months ended June 30, 2024, compared to 21.6% for the three months ended June 30, 2023, and 20.9% for the six months ended June 30, 2024, compared to 20.8% for the six months ended June 30, 2023. The decrease in our effective tax rate for the three months ended June 30, 2024, compared to the same period during the prior year, was primarily due to comparative tax rate benefits related to research and development tax credits and geographical income mix, partially offset by lower tax benefits related to share-based compensation. The increase in our effective tax rate for the six months ended June 30, 2024, compared to the same period during the prior year, was primarily driven by geographical income mix, partially offset by tax rate benefits related to research and development tax credits.

The effective tax rate for the three months ended June 30, 2024 was slightly higher than the U.S. federal statutory tax rate of 21% due to U.S. state taxes offset by tax benefits from share-based compensation. The effective tax rate for the six months ended June 30, 2024 was slightly lower than the U.S. federal statutory tax rate of 21% due to tax benefits from share-based compensation offset by U.S. state taxes.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in Accumulated Other Comprehensive Income (“AOCI”), net of tax, consisted of the following:

	For the Six Months Ended June 30, 2024
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized (Loss) Gain on Investments, Net of Tax	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2023	$(164)	$(2,397)	$1,106	$2,346	$1,428	$(3,559)	$(69,966)	$(71,206)
Other comprehensive income (loss) before reclassifications	1	8,146	2,790	2,336	3,384	—	(27,658)	(11,001)
Reclassified from accumulated other comprehensive income	163	(1,808)	(1,476)	—	—	147	—	(2,974)
Balance as of June 30, 2024	$—	$3,941	$2,420	$4,682	$4,812	$(3,412)	$(97,624)	$(85,181)

	For the Six Months Ended June 30, 2023
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized Loss on Investments, Net of Tax	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2022	$(172)	$839	$—	$4,947	$7,057	$(2,776)	$(87,691)	$(77,796)
Other comprehensive income (loss) before reclassifications	7	(340)	3,505	(1,843)	(3,016)	—	6,010	4,323
Reclassified from accumulated other comprehensive income	—	(273)	(216)	—	—	297	—	(192)
Balance as of June 30, 2023	$(165)	$226	$3,289	$3,104	$4,041	$(2,479)	$(81,681)	$(73,665)

The following table presents components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended June 30,		Amounts Reclassified from AOCI For the Six Months Ended June 30,
		2024	2023	2024	2023

Foreign currency exchange contracts	Cost of revenue	$1,721	$115	$2,531	$450
	Tax expense	(480)	(60)	(723)	(177)
	Gain, net of tax	$1,241	$55	$1,808	$273

Interest rate swap contracts	Interest expense	$979	$283	$1,936	$283
	Tax expense	(233)	(67)	(460)	(67)
	Gain, net of tax	$746	$216	$1,476	$216

Investments	Other operating expense	$—	$—	$(214)	$—
	Tax benefit	—	—	51	—
	Loss, net of tax	$—	$—	$(163)	$—

Defined benefit plans	Cost of revenue and operating expenses	$(63)	$(212)	$(176)	$(351)
	Tax benefit	10	34	29	54
	Loss, net of tax	$(53)	$(178)	$(147)	$(297)

NOTE 15. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to our stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the total unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase our common stock at the average market price during the period. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed, and issuance is not contingent. Refer to “Note 5. Share-Based Compensation” to the consolidated financial statements in our 2023 Annual Report for additional information regarding deferred stock units.

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Shares outstanding for basic earnings per share	82,630	83,086	82,863	83,039

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	82,630	83,086	82,863	83,039
Dilutive effect of share-based payment awards	763	897	821	941
	83,393	83,983	83,684	83,980

Certain awards and options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Weighted average number of shares underlying anti-dilutive awards	70	1	53	1
Weighted average number of shares underlying anti-dilutive options	474	397	440	371

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

Refer to “Note 8. Leases” for more information regarding our lease commitments.

Contingencies

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could exceed our accruals. Except for the litigation matter described below, as of June 30, 2024, our accruals with respect to actual and threatened litigation were not material.

We are a defendant in an ongoing litigation matter involving an alleged breach of contract for underpayment of royalty payments made from 2004 through 2017 under an expired patent license agreement. The plaintiff asserted a claim of approximately $50.0 million, inclusive of interest through June 30, 2020, alleging that the incorrect royalty provision was applied to certain licensed products and services throughout the agreement term and that royalties were also due on non-licensed diagnostic services that were provided concurrently with licensed services. The trial court ruled in favor of the plaintiff in September 2020. The appellate court reversed the trial court’s decision regarding the royalty payments in August 2022, and the state supreme court granted the plaintiff’s petition for review. In June 2024, the state supreme court reversed the appellate court, reinstated the trial court decision regarding the royalty payments, and remanded the case to the appellate court to address the remaining issues, including issues related to applicable interest. We will continue to vigorously defend ourselves in this matter; however, litigation is inherently unpredictable, and we cannot predict with certainty the ultimate outcome, timing, or amount of actual loss for this matter. During the second quarter of 2024, we increased our previously established accrual of $27.5 million relating to this matter to $89.0 million, which represents our best estimate at this time of the amount of the probable loss, based on the current status of the case and associated estimated interest. The actual loss associated with this matter may be higher or lower than the amount we have accrued depending on the ultimate outcome of the case.

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

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases, those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of potential indemnification under these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations as of June 30, 2024, and December 31, 2023.

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

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. Our reportable segments are CAG, Water, LPD, and Other. Assets are not allocated to segments for internal reporting purposes. Intersegment revenues, which are not included in the table below, were not material for the periods ended June 30, 2024, and 2023.

The following is a summary of segment performance:

(in thousands)	For the Three Months Ended June 30,
	CAG	Water	LPD	Other	Consolidated Total
2024
Revenue	$922,298	$46,726	$30,306	$4,248	$1,003,578

Income from operations	$241,550	$20,504	$1,499	$248	$263,801
Interest expense, net					(4,745)
Income before provision for income taxes					259,056
Provision for income taxes					55,758
Net income					$203,298

2023
Revenue	$866,652	$43,029	$29,911	$4,038	$943,630

Income from operations	$275,509	$19,820	$1,951	$(1,136)	$296,144
Interest expense, net					(10,215)
Income before provision for income taxes					285,929
Provision for income taxes					61,693
Net income					$224,236

(in thousands)	For the Six Months Ended June 30,
	CAG	Water	LPD	Other	Consolidated Total
2024
Revenue	$1,811,583	$89,797	$58,511	$7,782	$1,967,673

Income from operations	$521,246	$39,934	$2,365	$(786)	$562,759
Interest expense, net					(8,224)
Income before provision for income taxes					554,535
Provision for income taxes					115,658
Net income					$438,877

2023
Revenue	$1,693,931	$81,912	$59,119	$8,863	$1,843,825

Income from operations	$537,259	$36,791	$3,259	$(766)	$576,543
Interest expense, net					(22,926)
Income before provision for income taxes					553,617
Provision for income taxes					115,327
Net income					$438,290

Refer to “Note 3. Revenue” for a summary of disaggregated revenue by reportable segment and by major product and service category for the three and six months ended June 30, 2024, and 2023.
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
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the three and six months ended June 30, 2024.

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

Our interest rate swap contract is measured at fair value on a recurring basis in our accompanying unaudited condensed consolidated balance sheets and are classified as derivative instruments. We measure the fair value of our interest rate swap contract using current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk.

The amounts outstanding under our unsecured Credit Facility and Senior Notes (“long-term debt”) are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $668.0 million and $695.1 million, respectively, as of June 30, 2024, and $670.0 million and $698.2 million, respectively, as of December 31, 2023.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2024

Assets
Money market funds (1)	$249,822	$—	$—	$249,822
Cross currency swaps (3)	$—	$1,215	$—	$1,215
Foreign currency exchange contracts (3)	$—	$5,823	$—	$5,823
Interest rate swap (4)	$—	$3,174	$—	$3,174
Liabilities
Cross currency swaps (3)	$—	$1,154	$—	$1,154
Foreign currency exchange contracts (3)	$—	$807	$—	$807
Contingent consideration	$—	$—	$4,400	$4,400

(in thousands)
As of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023

Assets
Money market funds (1)	$290,807	$—	$—	$290,807
Equity mutual funds (2)	$99	$—	$—	$99
Cross currency swaps (3)	$—	$664	$—	$664
Foreign currency exchange contracts (3)	$—	$1,783	$—	$1,783
Interest rate swap (4)	$—	$1,451	$—	$1,451
Liabilities
Cross currency swaps (3)	$—	$5,041	$—	$5,041
Foreign currency exchange contracts (3)	$—	$5,532	$—	$5,532
Deferred compensation (5)	$99	$—	$—	$99

(1)Money market funds with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of June 30, 2024, consists of demand deposits.
(2)Equity mutual funds relate to a deferred compensation plan that was assumed as part of a previous business combination. This amount is included within other current assets. Refer to footnote (5) below for a discussion of the related deferred compensation liability. The obligations under the deferred compensation plan were completed in the first quarter of 2024.
(3)Cross currency swaps and foreign currency exchange contracts are included within other current assets, other long-term assets, accrued liabilities, or other long-term liabilities depending on the gain (loss) position and anticipated settlement date.
(4)Interest rate swap is included within other long-term assets.
(5)A deferred compensation plan assumed as part of a previous business combination is included within accrued liabilities. The fair value of our deferred compensation plan is indexed to the performance of the underlying equity mutual funds discussed in footnote (2) above. The obligations under this plan were completed in the first quarter of 2024.

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

The fair values of liabilities for contingent consideration for the three and six months ended June 30, 2024, and 2023, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Contingent consideration at the beginning of the period	$4,400	$120	$—	$120
Contingent consideration recorded from acquisition	—	—	4,400	—
Contingent consideration at the end of the period	$4,400	$120	$4,400	$120

Contingent consideration associated with a software business acquired during the first quarter of 2024 is based on the achievement of certain future revenue milestones during each annual period following the acquisition date, over a three-year period, and a cumulative revenue target for the three-year period, up to a maximum of $30.0 million (undiscounted) payable in cash. The fair value of the contingent consideration liability for the 2024 acquisition was determined using a probability-weighted model. The balance at June 30, 2024, includes $1.7 million recorded as a current liability for amounts expected to be paid within the next 12 months. Future revenue results are uncertain by nature and actual results may differ from estimates.
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

We recognize all hedging instrument assets and liabilities at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment are recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Refer to “Note 14. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on our unaudited condensed consolidated statements of income for the three and six months ended June 30, 2024, and 2023.

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

We did not de-designate any instruments from hedge accounting treatment during the three and six months ended June 30, 2024, or 2023. As of June 30, 2024, the estimated amount of gains, net of tax, from our foreign exchange contracts which are expected to be reclassified out of AOCI and into earnings within the next 12 months is $3.5 million if exchange rates do not fluctuate from the levels as of June 30, 2024. As of June 30, 2024, the estimated amount of gains, net of tax, from our interest rate swap contract which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $2.2 million if interest rates do not fluctuate from the levels as of June 30, 2024.

Foreign Currency Exchange Contracts: We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to intercompany foreign transactions and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $288.0 million and $294.0 million as of June 30, 2024, and December 31, 2023, respectively.

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

The following table presents the effect of cash flow hedge accounting on our unaudited condensed consolidated statements of income and comprehensive income, and provides information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Financial statement line items in which effects of cash flow hedges are recorded	Cost of revenue	$384,419	$370,780	$755,444	$728,004
Foreign exchange contracts
Amount of gain reclassified from accumulated other comprehensive income into net income		$1,721	$115	$2,531	$450

Financial statement line items in which effects of cash flow hedges are recorded	Interest expense	$(8,099)	$(10,542)	$(16,010)	$(23,669)
Interest rate swap contract
Amount of gain reclassified from accumulated other comprehensive income into net income		$979	$283	$1,936	$283

Net Investment Hedges, Euro-Denominated Notes

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded gains of $0.7 million and $2.3 million, net of tax, within AOCI as a result of this net investment hedge for the three and six months ended June 30, 2024, respectively, and losses of $0.4 million and $1.8 million for the three and six months ended June 30, 2023, respectively. The related cumulative unrealized gain recorded as of June 30, 2024, will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated or all or a portion of the hedge no longer qualifies for hedge accounting treatment. Refer to “Note 13. Debt” to the consolidated financial statements included in our 2023 Annual Report for further information regarding the issuance of these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

We have entered into cross currency swap contracts as a hedge of our net investment in foreign operations to offset foreign currency translation gains and losses on the net investment. These cross currency swaps have maturity dates beginning on June 30, 2025, through June 29, 2029.

At maturity of the cross currency swap contracts we will deliver the notional amount of €15 million and will receive approximately $17.5 million from the counterparties on June 18, 2025; we will deliver the notional amount of €35 million and will receive $37.8 million from the counterparties on March 31, 2028; we will deliver the notional amount of €90 million and will receive $98.2 million from the counterparties on June 30, 2028; and we will deliver the notional amount of €20 million and will receive $21.3 million from the counterparties on June 29, 2029. The changes in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. During the three and six months ended June 30, 2024, we recorded gains of $1.3 million and $3.4 million, net of tax, respectively, within AOCI as a result of these net investment hedges, and losses of $1.8 million and $3.0 million during the three and six months ended June 30, 2023, respectively. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $0.4 million and $0.7 million related to the excluded component as a reduction of interest expense for the three and six months ended June 30, 2024, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2023, respectively.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following derivative instruments, unless otherwise noted:

(in thousands)		Hedging Assets
		June 30, 2024	December 31, 2023
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$5,150	$1,783
Cross currency swaps	Other current assets	1,196	—
Interest rate swap contract	Other long-term assets	3,174	1,451
Foreign currency exchange contracts	Other long-term assets	673	—
Cross currency swaps	Other long-term assets	19	664
Total derivative instruments presented as hedging instruments on the balance sheet		10,212	3,898
Gross amounts subject to master netting arrangements not offset on the balance sheet		(775)	(1,783)
Net amount		$9,437	$2,115

(in thousands)		Hedging Liabilities
		June 30, 2024	December 31, 2023
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$701	$5,532
Cross currency swaps	Other long-term liabilities	1,154	5,041
Foreign currency exchange contracts	Other long-term liabilities	106	—
Total derivative instruments presented as hedging instruments on the balance sheet		1,961	10,573
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet (1)	Long-term debt	95,122	98,187
Total hedging instruments presented on the balance sheet		97,083	108,760
Gross amounts subject to master netting arrangements not offset on the balance sheet		(775)	(1,783)
Net amount		$96,308	$106,977
(1) Amounts represent reported carrying amounts of our foreign currency-denominated debt. Refer to “Note 18. Fair Value Measurements” for information regarding the fair value of our long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to, among other things, our expectations regarding revenue recognition timing and amounts; business trends, earnings and other measures of financial performance; projected impact of foreign currency exchange rates and hedging activities; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; the working capital and liquidity outlook; critical accounting estimates; deductibility of goodwill; inflation; and an ongoing litigation matter. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the adverse impact, and the duration, of macroeconomic events, conditions, and uncertainties, such as geopolitical instability (including wars, terrorist attacks, and armed conflicts), general economic uncertainty, inflationary pressures, severe weather and other natural conditions, and supply chain challenges on our business, results of operations, liquidity, financial condition, and stock price, as well as the other matters described under the headings “Business,” “Risk Factors,” “Legal Proceedings,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosure About Market Risk” in our 2023 Annual Report and in the corresponding sections of this Quarterly Report on Form 10-Q, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as well as those described from time to time in our other periodic reports filed with the SEC.

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

Critical Accounting Estimates and Assumptions

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024, are consistent with those discussed in our 2023 Annual Report in the section under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Assumptions.”

Recent Accounting Pronouncements

For more information regarding the impact that recent accounting standards and amendments will have on our consolidated financial statements, refer to Note 2 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues,” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three and six months ended June 30, 2024, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

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

Results of Operations

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

Total Company. The following table presents total Company revenue by operating segment:

	For the Three Months Ended June 30,
Net Revenue (dollars in thousands)	2024	2023	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$922,298	$866,652	$55,646	6.4%	(0.7%)	0.4%	6.7%
United States	628,684	594,395	34,289	5.8%	—	0.5%	5.2%
International	293,614	272,257	21,357	7.8%	(2.2%)	—	10.1%

Water	46,726	43,029	3,697	8.6%	(0.9%)	—	9.5%
United States	24,461	21,208	3,253	15.3%	—	—	15.3%
International	22,265	21,821	444	2.0%	(1.8%)	—	3.8%

LPD	30,306	29,911	395	1.3%	(1.6%)	—	2.9%
United States	5,115	4,422	693	15.7%	—	—	15.7%
International	25,191	25,489	(298)	(1.2%)	(1.8%)	—	0.7%

Other	4,248	4,038	210	5.2%	—	—	5.2%

Total Company	$1,003,578	$943,630	$59,948	6.4%	(0.7%)	0.3%	6.7%
United States	660,146	621,607	38,539	6.2%	—	0.5%	5.7%
International	343,432	322,023	21,409	6.6%	(2.1%)	—	8.8%

(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in organic revenue reflects growth in CAG Diagnostics recurring revenue, including benefits from higher realized prices and increased volumes globally. Increases in our veterinary software and diagnostic imaging services, supported by higher volumes and price gains, also contributed to higher revenue. Higher revenue in our Water business was primarily due to higher realized prices and increased volumes in the U.S. and Europe. The increase in LPD revenue was primarily due to higher realized prices and to volume growth in North America, as well as in Europe. The overall change of foreign currency exchange rates decreased revenue growth by 0.7%. Acquisitions increased revenue growth by 0.3%.

The following table presents total Company results of operations:

	For the Three Months Ended June 30,				Change
Total Company - Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$1,003,578		$943,630		$59,948	6.4%
Cost of revenue	384,419		370,780		13,639	3.7%
Gross profit	619,159	61.7%	572,850	60.7%	46,309	8.1%

Operating expenses:
Sales and marketing	142,665	14.2%	140,532	14.9%	2,133	1.5%
General and administrative	157,243	15.7%	89,669	9.5%	67,574	75.4%
Research and development	55,450	5.5%	46,505	4.9%	8,945	19.2%
Total operating expenses	355,358	35.4%	276,706	29.3%	78,652	28.4%
Income from operations	$263,801	26.3%	$296,144	31.4%	$(32,343)	(10.9%)

Gross Profit. Gross profit increased due to higher revenue and a 100 basis point increase in the gross profit margin. The increase in the gross profit margin reflected benefits from net price realization, offsetting inflationary cost impacts, software services gross margin gains, and favorable business mix. The overall change from foreign currency exchange rates increased the gross profit margin by approximately 10 basis points, including the impact of higher hedge gains during the current period compared to the prior period.

Operating Expenses. Sales and marketing expense increased primarily due to higher travel costs. General and administrative expense increased primarily due to a $61.5 million expense related to an ongoing litigation matter, as well as higher outside service costs. Research and development expense increased primarily due to project costs and higher personnel-related costs. The overall change in foreign currency exchange rates was not significant to operating expense growth.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Three Months Ended June 30,
Net Revenue (dollars in thousands)	2024	2023	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$808,454	$762,476	$45,978	6.0%	(0.7%)	—	6.7%
IDEXX VetLab consumables	325,348	303,735	21,613	7.1%	(1.0%)	—	8.1%
Rapid assay products	103,290	97,340	5,950	6.1%	(0.4%)	—	6.5%
Reference laboratory diagnostic and consulting services	347,373	330,106	17,267	5.2%	(0.5%)	—	5.8%
CAG diagnostics services and accessories	32,443	31,295	1,148	3.7%	(1.0%)	—	4.7%
CAG Diagnostics capital - instruments	35,292	34,054	1,238	3.6%	(1.2%)	—	4.8%
Veterinary software, services and diagnostic imaging systems	78,552	70,122	8,430	12.0%	(0.1%)	4.5%	7.6%
Recurring revenue	63,117	53,725	9,392	17.5%	(0.1%)	5.9%	11.7%
Systems and hardware	15,435	16,397	(962)	(5.9%)	(0.1%)	—	(5.8%)
Net CAG revenue	$922,298	$866,652	$55,646	6.4%	(0.7%)	0.4%	6.7%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher realized prices and, to a lesser extent, higher volumes. The impact of foreign currency exchange rates decreased CAG Diagnostics recurring revenue growth by 0.7%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher price realization and, to a lesser extent, volume increases supported by the expansion of our installed base of instruments and our expanded menu of available tests. The overall change of foreign currency exchange rates decreased revenue growth by 1.0%.

The increase in rapid assay revenue resulted primarily from higher price realization, partially offset by lower volumes. The overall change of foreign currency exchange rates decreased revenue growth by 0.4%.

The increase in reference laboratory diagnostic and consulting services revenue was due to higher testing volumes, primarily in the U.S., and, to a lesser extent, Europe and Asia Pacific, and higher price realization. The overall change of foreign currency exchange rates decreased revenue growth by 0.5%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the 11% growth in our active installed base of instruments. The impact of foreign currency exchange rates decreased revenue growth by 1.0%.

CAG Diagnostics Capital – Instrument Revenue. The increase in instrument revenue was primarily due to favorable sales mix and higher premium instrument placements, partially offset by program pricing effects. The overall change in foreign currency exchange rates decreased revenue growth by 1.2%.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in revenue was primarily due to higher recurring revenue from the expansion of our active installed base, resulting in higher subscription and support revenue, and higher realized prices. The decrease in our systems and hardware revenue was due to lower hardware sales associated with new software placements, which are primarily cloud-based. The overall change of foreign currency exchange rates decreased revenue growth by 0.1%. Acquisitions increased revenue growth by 4.5%.

The following table presents the CAG segment results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$922,298		$866,652		$55,646	6.4%
Cost of revenue	353,227		340,943		12,284	3.6%
Gross profit	569,071	61.7%	525,709	60.7%	43,362	8.2%

Operating expenses:
Sales and marketing	129,435	14.0%	128,442	14.8%	993	0.8%
General and administrative	147,028	15.9%	79,737	9.2%	67,291	84.4%
Research and development	51,058	5.5%	42,021	4.8%	9,037	21.5%
Total operating expenses	327,521	35.5%	250,200	28.9%	77,321	30.9%
Income from operations	$241,550	26.2%	$275,509	31.8%	$(33,959)	(12.3%)

Gross Profit. Gross profit increased due to higher revenue and a 100 basis point increase in the gross profit margin. The increase in the gross profit margin reflected benefits from net price realization, offsetting inflationary cost impacts, software services gross margin gains, and favorable business mix. The overall change in foreign currency exchange rates on the gross profit margin was not significant.

Operating Expenses. Sales and marketing expense increased primarily due to higher travel costs, partially offset by lower compensation costs. General and administrative expense increased primarily due to a $61.5 million expense related to an ongoing litigation matter, as well as higher outside service costs. Research and development expense increased primarily due to project costs and higher personnel-related costs. The overall change in foreign currency exchange rates was not significant to operating expense growth.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$46,726		$43,029		$3,697	8.6%
Cost of revenue	14,652		12,710		1,942	15.3%
Gross profit	32,074	68.6%	30,319	70.5%	1,755	5.8%

Operating expenses:
Sales and marketing	5,971	12.8%	5,228	12.1%	743	14.2%
General and administrative	4,324	9.3%	4,028	9.4%	296	7.3%
Research and development	1,275	2.7%	1,243	2.9%	32	2.6%
Total operating expenses	11,570	24.8%	10,499	24.4%	1,071	10.2%
Income from operations	$20,504	43.9%	$19,820	46.1%	$684	3.5%

Revenue. The increase in revenue was primarily due to higher realized prices and higher volumes. The increase in volumes in U.S. and Europe is primarily from our Colilert test products and related accessories used in coliform and E. coli testing. The overall change of foreign currency exchange rates decreased revenue by approximately 0.9%.

Gross Profit. Gross profit increased due to higher revenue, partially offset by a 190 basis point decrease in the gross profit margin. The decrease in the gross profit margin was primarily due to higher product costs, partially offset by higher realized prices. The overall change from foreign currency exchange rates increased the gross profit margin by approximately 10 basis points, including the impact of higher hedge gains during the current period compared to the prior period.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs. General and administrative expense increased primarily due to an increase in bad debt expense. Research and development costs were relatively constant compared to the prior year. The overall change in foreign currency exchange rates resulted in a decrease in operating expense growth by approximately 1%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$30,306		$29,911		$395	1.3%
Cost of revenue	14,748		13,825		923	6.7%
Gross profit	15,558	51.3%	16,086	53.8%	(528)	(3.3%)

Operating expenses:
Sales and marketing	6,988	23.1%	6,440	21.5%	548	8.5%
General and administrative	4,179	13.8%	4,675	15.6%	(496)	(10.6%)
Research and development	2,892	9.5%	3,020	10.1%	(128)	(4.2%)
Total operating expenses	14,059	46.4%	14,135	47.3%	(76)	(0.5%)
Income from operations	$1,499	4.9%	$1,951	6.5%	$(452)	(23.2%)

Revenue. The increase in revenue was primarily due to higher realized prices, as well as higher volumes in North America and Europe, partially offset by lower testing levels in Asia Pacific. The overall change in foreign currency exchange rates decreased revenue growth by 1.6%.

Gross Profit. The decrease in gross profit was primarily due to a 250 basis point decrease in the gross profit margin, partially offset by higher revenue. The overall change from foreign currency exchange rates increased the gross profit margin approximately 70 basis points, including the impact of hedge gains during the current period compared to hedge losses during the prior period. Excluding the impact of foreign currency exchange rates, the decrease in the gross profit margin was primarily due to higher product costs, partially offset by higher realized prices.

Operating Expenses. Sales and marketing expense increased primarily due to increases in personnel-related costs. General and administrative expense decreased primarily due to lower personnel-related costs. Research and development costs decreased primarily due to lower project costs. The overall change in foreign currency exchange rates resulted in a decrease in operating expense growth by approximately 1%.

Other

The following table presents the Other results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$4,248		$4,038		$210	5.2%
Cost of revenue	1,792		3,302		(1,510)	(45.7%)
Gross profit	2,456	57.8%	736	18.2%	1,720	233.7%

Operating expenses:
Sales and marketing	271	6.4%	422	10.5%	(151)	(35.8%)
General and administrative	1,712	40.3%	1,229	30.4%	483	39.3%
Research and development	225	5.3%	221	5.5%	4	1.8%
Total operating expenses	2,208	52.0%	1,872	46.4%	336	17.9%
Income from operations	$248	5.8%	$(1,136)	(28.1%)	$1,384	(121.8%)

Revenue. The increase in revenue was primarily due to higher realized prices of our OPTI Medical consumables, partially offset by lower instrument volumes.

Gross Profit. Gross profit increased primarily due to a 3,960 basis point increase in the gross profit margin. The increase in the gross profit margin was largely due to lower product costs, including a favorable comparison to prior-year costs associated with the discontinuation of OPTI COVID-19 PCR testing products. The overall change in foreign currency exchange rates did not have a significant impact on the gross profit margin.

Operating Expenses. Sales and marketing expense decreased due to lower compensation costs. General and administrative expense increased primarily due to higher foreign exchange losses on settlements of foreign currency denominated transactions compared to the prior year. Foreign exchange gains and losses on settlements for all operating segments are reported within Other.

Non-Operating Items

Interest Expense. Interest expense was $8.1 million for the three months ended June 30, 2024, as compared to $10.5 million for the same period during the prior year. The decrease in interest expense was primarily due to lower average debt levels and, to a lesser extent, lower interest rates. Interest income was $3.4 million for the three months ended June 30, 2024, compared to $0.3 million for the same period during the prior year. This increase in interest income is primarily due to the increase in money market investments, compared to the same period during the prior year.

Provision for Income Taxes. Our effective income tax rate was 21.5% for the three months ended June 30, 2024, compared to 21.6% for the three months ended June 30, 2023. The decrease in our effective tax rate was primarily due to comparative tax rate benefits related to research and development tax credits and geographical income mix, partially offset by lower tax benefits related to share-based compensation.

Results of Operations

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

Total Company. The following table presents total Company revenue by operating segment:

	For the Six Months Ended June 30,
Net Revenue (dollars in thousands)	2024	2023	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$1,811,583	$1,693,931	$117,652	6.9%	(0.3%)	0.3%	7.0%
United States	1,230,879	1,158,922	71,957	6.2%	—	0.5%	5.7%
International	580,704	535,009	45,695	8.5%	(1.1%)	—	9.7%

Water	89,797	81,912	7,885	9.6%	(0.4%)	—	10.0%
United States	46,660	41,128	5,532	13.5%	—	—	13.5%
International	43,137	40,784	2,353	5.8%	(0.8%)	—	6.6%

LPD	58,511	59,119	(608)	(1.0%)	(0.8%)	—	(0.2%)
United States	10,279	8,965	1,314	14.7%	—	—	14.7%
International	48,232	50,154	(1,922)	(3.8%)	(1.0%)	—	(2.9%)

Other	7,782	8,863	(1,081)	(12.2%)	—	—	(12.2%)

Total Company	$1,967,673	$1,843,825	$123,848	6.7%	(0.4%)	0.3%	6.8%
United States	1,291,155	1,212,020	79,135	6.5%	—	0.4%	6.1%
International	676,518	631,805	44,713	7.1%	(1.1%)	—	8.1%

(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in organic revenue reflects growth in CAG Diagnostics recurring revenue, including benefits from higher realized prices and increased volumes globally. Higher volumes and price gains in veterinary software and diagnostic imaging systems recurring revenue also contributed to higher revenue, supported by demand for subscription-based software. Higher revenue in our Water business was primarily due to the benefit of price increases and increased volume in the U.S. and certain international regions. The decline in our LPD business was primarily due to lower demand in China, partially offset by higher realized prices and volume growth in the U.S. and Europe. The decrease in Other revenue was primarily due to lower volumes of our OPTI Medical instruments and consumables. The overall change in foreign currency exchange rates decreased revenue growth by 0.4%. Acquisitions increased revenue growth by 0.3%.

The following table presents total Company results of operations:

	For the Six Months Ended June 30,				Change
Total Company - Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$1,967,673		$1,843,825		$123,848	6.7%
Cost of revenue	755,444		728,004		27,440	3.8%
Gross profit	1,212,229	61.6%	1,115,821	60.5%	96,408	8.6%

Operating expenses:
Sales and marketing	292,118	14.8%	288,336	15.6%	3,782	1.3%
General and administrative	249,267	12.7%	159,770	8.7%	89,497	56.0%
Research and development	108,085	5.5%	91,172	4.9%	16,913	18.6%
Total operating expenses	649,470	33.0%	539,278	29.2%	110,192	20.4%
Income from operations	$562,759	28.6%	$576,543	31.3%	$(13,784)	(2.4%)

Gross Profit. Gross profit increased due to higher revenue and a 110 basis point increase in the gross profit margin. The increase in the gross profit margin reflected benefits from net price realization, offsetting inflationary cost impacts, lower instrument costs, software services gross margin gains, and favorable business mix. The overall change in foreign currency exchange rates on the gross profit margin was not significant.

Operating Expenses. Sales and marketing expense increased primarily due to higher travel costs and, to a lesser extent, higher personnel-related costs. General and administrative expense increased primarily due to a $61.5 million expense related to an ongoing litigation matter, the comparison to the prior year benefit of a $16 million customer contract resolution gain, and higher outside service costs. Research and development expense increased primarily due to project costs and higher personnel-related costs. The overall change in foreign currency exchange rates was not significant to operating expense growth.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Six Months Ended June 30,
Net Revenue (dollars in thousands)	2024	2023	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$1,588,598	$1,489,378	$99,220	6.7%	(0.3%)	—	7.0%
IDEXX VetLab consumables	642,277	594,849	47,428	8.0%	(0.5%)	—	8.5%
Rapid assay products	189,605	179,372	10,233	5.7%	(0.2%)	—	5.9%
Reference laboratory diagnostic and consulting services	691,711	653,286	38,425	5.9%	(0.2%)	—	6.1%
CAG diagnostics services and accessories	65,005	61,871	3,134	5.1%	(0.7%)	—	5.7%
CAG Diagnostics capital - instruments	69,384	67,198	2,186	3.3%	(0.8%)	—	4.0%
Veterinary software, services and diagnostic imaging systems:	153,601	137,355	16,246	11.8%	(0.1%)	3.9%	8.0%
Recurring revenue	122,817	105,432	17,385	16.5%	(0.1%)	5.1%	11.5%
Systems and hardware	30,784	31,923	(1,139)	(3.6%)	(0.1%)	—	(3.5%)
Net CAG revenue	$1,811,583	$1,693,931	$117,652	6.9%	(0.3%)	0.3%	7.0%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher realized prices and, to a lesser extent, higher volumes. The impact of foreign currency exchange rates decreased CAG Diagnostics recurring revenue growth by 0.3%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher price realization and, to a lesser extent, volume increases supported by the expansion of our installed base of instruments and our expanded menu of available tests. The overall change in foreign currency exchange rates decreased revenue growth by 0.5%.

The increase in rapid assay revenue resulted primarily from higher price realization, partially offset by lower volumes. The overall change in foreign currency exchange rates decreased revenue growth by 0.2%.

The increase in reference laboratory diagnostic and consulting services revenue was due to higher price realization and higher testing volumes, primarily in the U.S. and, to a lesser extent, Europe and Asia Pacific. The overall change in foreign currency exchange rates decreased revenue growth by 0.2%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the 11% growth in our active installed base of instruments. The overall change in foreign currency exchange rates decreased revenue growth by 0.7%.

CAG Diagnostics Capital – Instrument Revenue. The increase in instrument revenue was primarily due to favorable sales mix and higher premium instrument placements, partially offset by program pricing effects. The overall change in foreign currency exchange rates decreased revenue growth by 0.8%.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in revenue was primarily due to higher realized prices and higher recurring revenue from the expansion of our active installed base, resulting in higher subscription and support revenue. The decrease in our systems and hardware revenue was due to lower hardware sales associated with new software placements, which are primarily cloud-based. The overall change in foreign currency exchange rates was not significant to revenue growth. Acquisitions increased revenue growth by 3.9%.

The following table presents the CAG segment results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$1,811,583		$1,693,931		$117,652	6.9%
Cost of revenue	696,276		669,465		26,811	4.0%
Gross profit	1,115,307	61.6%	1,024,466	60.5%	90,841	8.9%

Operating expenses:
Sales and marketing	266,338	14.7%	264,038	15.6%	2,300	0.9%
General and administrative	228,831	12.6%	140,988	8.3%	87,843	62.3%
Research and development	98,892	5.5%	82,181	4.9%	16,711	20.3%
Total operating expenses	594,061	32.8%	487,207	28.8%	106,854	21.9%
Income from operations	$521,246	28.8%	$537,259	31.7%	$(16,013)	(3.0%)

Gross Profit. Gross profit increased due to higher revenue and a 110 basis point increase in the gross profit margin. The increase in the gross profit margin reflected benefits from net price realization, offsetting inflationary cost impacts, lower instrument costs, software services gross margin gains, and favorable business mix. The overall change in foreign currency exchange rates on the gross profit margin was not significant.

Operating Expenses. Sales and marketing expense increased primarily due to higher travel costs. General and administrative expense increased primarily due to a $61.5 million expense related to an ongoing litigation matter, the comparison to the prior year benefit of a $16 million customer contract resolution gain, and higher outside service costs. Research and development expense increased primarily due to project costs and higher personnel-related costs. The overall change in foreign currency exchange rates was not significant to operating expense growth.

Water

The following table presents the Water segment results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$89,797		$81,912		$7,885	9.6%
Cost of revenue	27,226		24,325		2,901	11.9%
Gross profit	62,571	69.7%	57,587	70.3%	4,984	8.7%

Operating expenses:
Sales and marketing	11,487	12.8%	10,469	12.8%	1,018	9.7%
General and administrative	8,631	9.6%	7,929	9.7%	702	8.9%
Research and development	2,519	2.8%	2,398	2.9%	121	5.0%
Total operating expenses	22,637	25.2%	20,796	25.4%	1,841	8.9%
Income from operations	$39,934	44.5%	$36,791	44.9%	$3,143	8.5%

Revenue. The increase in revenue was due to higher realized prices and higher volumes. The increase in volumes in U.S. and Europe was primarily from our Colilert test products and related accessories used in coliform and E. coli testing, which included a benefit in the first quarter from order timing delayed from the prior year, as well as higher Tecta instrument placements. The overall change in foreign currency exchange rates decreased revenue growth by 0.4%.

Gross Profit. Gross profit increased due to higher revenue, partially offset by a 60 basis point decrease in the gross profit margin. The decrease in the gross profit margin was primarily due to higher product costs, partially offset by higher realized prices. The overall change in foreign currency exchange rates increased the gross profit margin by approximately 10 basis points, including the impact of higher hedge gains during the current period compared to the prior period.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs. General and administrative expense increased primarily due to an increase in bad debt expense and higher personnel-related costs. Research and development expense increased primarily due to higher outside service costs. The overall change in foreign currency exchange rates was not significant to operating expense growth.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$58,511		$59,119		$(608)	(1.0%)
Cost of revenue	27,719		27,980		(261)	(0.9%)
Gross profit	30,792	52.6%	31,139	52.7%	(347)	(1.1%)

Operating expenses:
Sales and marketing	13,727	23.5%	12,900	21.8%	827	6.4%
General and administrative	8,487	14.5%	8,876	15.0%	(389)	(4.4%)
Research and development	6,213	10.6%	6,104	10.3%	109	1.8%
Total operating expenses	28,427	48.6%	27,880	47.2%	547	2.0%
Income from operations	$2,365	4.0%	$3,259	5.5%	$(894)	(27.4%)

Revenue. Revenue decreased primarily due to lower testing and herd health screening levels in Asia Pacific, partially offset by higher realized prices and volume increases in the U.S. and Europe. The overall change in foreign currency exchange rates decreased revenue growth by 0.8%.

Gross Profit. The decrease in gross profit was primarily due to lower revenues and, to a lesser extent, a 10 basis point decrease in the gross profit margin. The overall change in foreign currency exchange rates increased the gross profit margin by approximately 60 basis points, including the impact of hedge gains during the current period compared to hedge losses during the prior period. Excluding the impact of foreign currency exchange rates, the decrease in the gross profit margin was primarily due to higher product costs and unfavorable sales mix, partially offset by higher realized prices.

Operating Expenses. Sales and marketing expense increased primarily due to increases in personnel-related costs. General and administrative expense decreased primarily due lower personnel-related costs. Research and development expense increased primarily due to higher personnel-related costs, partially offset by lower project costs. The overall change in foreign currency exchange rates resulted in a decrease in operating expense growth by less than 1%.

Other

The following table presents the Other results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$7,782		$8,863		$(1,081)	(12.2%)
Cost of revenue	4,223		6,234		(2,011)	(32.3%)
Gross profit	3,559	45.7%	2,629	29.7%	930	35.4%

Operating expenses:
Sales and marketing	566	7.3%	929	10.5%	(363)	(39.1%)
General and administrative	3,318	42.6%	1,977	22.3%	1,341	67.8%
Research and development	461	5.9%	489	5.5%	(28)	(5.7%)
Total operating expenses	4,345	55.8%	3,395	38.3%	950	28.0%
Income from operations	$(786)	(10.1%)	$(766)	(8.6%)	$(20)	2.6%

Revenue. The decrease in revenue was primarily due to lower volumes of our OPTI Medical instruments and consumables, partially offset by higher realized prices.

Gross Profit. Gross profit increased due to a 1,600 basis point increase in the gross profit margin, which offset lower revenue. The increase in the gross profit margin was primarily due to lower product costs, including a favorable comparison to prior-year costs associated with the discontinuation of OPTI COVID-19 PCR testing products, lower service costs, and higher realized prices. The overall change in foreign currency exchange rates did not have a significant impact on the gross profit margin.

Operating Expenses. Sales and marketing expense decreased due to lower compensation costs. General and administrative expense increased primarily due to higher foreign exchange losses on settlements of foreign currency denominated transactions compared to the prior year. Foreign exchange gains and losses on settlements for all operating segments are reported within Other.

Non-Operating Items

Interest Expense and Income. Interest expense was $16.0 million for the six months ended June 30, 2024, compared to $23.7 million for the same period during the prior year. The decrease in interest expense was primarily due to lower average debt levels and, to a lesser extent, lower interest rates. Interest income was $7.8 million for the six months ended June 30, 2024, compared to $0.7 million for the same period during the prior year. This increase in interest income is primarily due to the increase in money market investments, as compared to the same period during the prior year.

Provision for Income Taxes. Our effective income tax rate was 20.9% for the six months ended June 30, 2024, compared to 20.8% for the six months ended June 30, 2023. The increase in our effective tax rate was primarily driven by geographical income mix, partially offset by tax rate benefits related to research and development tax credits.

Liquidity and Capital Resources

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. We generate cash primarily through the payments made by customers for our companion animal veterinary, livestock, poultry, dairy, and water products and services, consulting services, and other various systems and services. Our cash disbursements are primarily related to compensation and benefits for our employees, inventory and supplies, taxes, research and development, capital expenditures, rents, occupancy-related charges, interest expense, and business acquisitions. As of June 30, 2024, we had $401.6 million of cash and cash equivalents, compared to $453.9 million as of December 31, 2023. Working capital totaled $411.9 million as of June 30, 2024, compared to $543.7 million as of December 31, 2023. As of June 30, 2024, we had a remaining borrowing availability of $998.5 million under our $1.25 billion Credit Facility, with $250.0 million in outstanding borrowings under the Credit Facility. The general availability of funds under our Credit Facility is reduced by $1.5 million for outstanding letters of credit. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example, to fund significant discretionary activities, we could elect to raise capital in the U.S. through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and cash equivalents are generally available without restrictions to fund ordinary business operations outside the U.S.
The following table presents cash and cash equivalents held domestically and by our foreign subsidiaries:

Cash and cash equivalents (dollars in thousands)	June 30, 2024	December 31, 2023

U.S.	$293,790	$324,434
Foreign	107,800	129,498
Total	$401,590	$453,932

Total cash and cash equivalents held in U.S. dollars by our foreign subsidiaries	$8,104	$13,170
Of the $401.6 million of cash and cash equivalents held as of June 30, 2024, approximately $151.7 million was held as bank deposits at a diversified group of institutions, primarily systemically important banks, and $249.8 million was held in a U.S. government money market fund. As of December 31, 2023, of the $453.9 million of cash and cash equivalents held, $163.1 million was held as bank deposits at a diversified group of institutions, primarily systemically important banks, and $290.8 million was held in a U.S. government money market fund. Cash and cash equivalents as of June 30, 2024, included approximately USD $1.0 million in cash denominated in non-U.S. currencies held in a country with currency control restrictions, which limit our ability to transfer funds outside of the country in which they are held. The currency control restricted cash is generally available for use within the country where it is held.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023

Days sales outstanding (1)	47.3	45.7	46.1	45.6	43.9
Inventory turns (2)	1.4	1.3	1.3	1.3	1.3

(1)     Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.
(2)     Inventory turns are calculated as the ratio of four times our inventory-related cost of revenue for the quarter, divided by the average inventory balances at the beginning and end of each quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Six Months Ended June 30,
(dollars in thousands)	2024	2023	Change

Net cash provided by operating activities	$446,897	$384,226	$62,671
Net cash used by investing activities	(139,851)	(66,981)	(72,870)
Net cash used by financing activities	(354,312)	(297,114)	(57,198)
Net effect of changes in exchange rates on cash	(5,076)	161	(5,237)
Net change in cash and cash equivalents	$(52,342)	$20,292	$(72,634)

Operating Activities. Cash provided by operating activities during the six months ended June 30, 2024, increased $62.7 million, compared to the same period during the prior year, primarily due to the non-cash operating expense recorded as an accrued liability related to an ongoing litigation matter during the second quarter of 2024, as well as less cash used for inventory, partially offset by higher accounts receivables. The following table presents cash flow impacts from changes in operating assets and liabilities:

	For the Six Months Ended June 30,
(dollars in thousands)	2024	2023	Change

Accounts receivable	$(82,981)	$(61,158)	$(21,823)
Inventories	(6,213)	(38,906)	32,693
Accounts payable	3,802	(4,155)	7,957
Deferred revenue	(526)	(1,855)	1,329
Other assets and liabilities	18,783	(24,236)	43,019
Total change in cash due to changes in operating assets and liabilities	$(67,135)	$(130,310)	$63,175

Cash provided by changes in operating assets and liabilities during the six months ended June 30, 2024, compared to the same period during the prior year, increased $63.2 million. The change in other assets and liabilities was primarily due to higher non-cash operating expenses recorded as accrued liabilities, including a $61.5 million accrual charge related to an ongoing litigation matter recorded in the second quarter of 2024. This charge in other assets and liabilities was partially offset by higher annual employee incentive program payments during the current period, compared to the same period during the prior year and by an increase in consideration paid to customers. These increases in cash provided during the current period, compared to the prior year, also included a comparative benefit from the use of cash during the prior year for a $15.0 million milestone payment to license intellectual property. The decrease in cash used by inventories was primarily due to planned inventory growth during the prior year to mitigate supply chain risks and support demand. The increase in cash used by accounts receivable was primarily due to higher revenue during the current period and an increase in days sales outstanding, in part due to extended payment terms negotiated by certain large customers.

We have historically experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

Investing Activities. Cash used by investing activities was $139.9 million during the six months ended June 30, 2024, compared to $67.0 million for the same period during the prior year. The increase in cash used by investing activities was primarily due to the acquisition of a software business during the current year.

Financing Activities. Cash used by financing activities was $354.3 million during the six months ended June 30, 2024, compared to $297.1 million of cash used for the same period during the prior year. The increase in cash used was primarily due to $370.3 million of repurchases of our common stock during the current year, compared to no repurchases during the prior year. This increase was partially offset by no net borrowings or repayments under our Credit Facility during the current year, compared to repayments of $315.0 million under our Credit Facility during the prior year.

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

As of June 30, 2024, we had $250.0 million in outstanding borrowings under the Credit Facility. The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test.

On July 22, 2024, we paid off the aggregate principal amount of our $75 million 2024 Series B Notes with cash on hand. We anticipate paying off the aggregate principal amounts of our €88.9 million 2025 Series C Notes, which will become due and payable on June 18, 2025, with available cash on hand at time of payment.

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

Financial Covenant. The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, non-recurring transaction expenses incurred in connection with acquisitions, share-based compensation expense, and certain other non-cash losses and charges (“Adjusted EBITDA”), as defined in the Senior Note Agreement and Credit Facility, not to exceed 3.5-to-1. As of June 30, 2024, we were in compliance with such covenant. The following details our consolidated leverage ratio calculation:

(dollars in thousands)	Twelve Months Ended
Trailing 12 Months Adjusted EBITDA:	June 30, 2024

Net income attributable to stockholders	$845,629
Interest expense	33,922
Provision for income taxes	216,465
Depreciation and amortization	120,819
Acquisition-related expense	288
Share-based compensation expense	60,566
Extraordinary and other non-recurring non-cash charges	1,734
Adjusted EBITDA	$1,279,423

Debt to Adjusted EBITDA Ratio:	June 30, 2024

Line of Credit	$250,000
Current and long-term portions of long-term debt	694,855
Total debt	944,855
Acquisition-related contingent consideration payable	4,687
Deferred financing costs	267
Gross debt	$949,809
Gross debt to Adjusted EBITDA ratio	0.74

Less: Cash and cash equivalents	$401,590
Net debt	$548,219
Net debt to Adjusted EBITDA ratio	0.43

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies, and guarantees as of June 30, 2024, are described in Note 16 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Impacts. Approximately 21% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies for both the three and six months ended June 30, 2024, as compared to approximately 21% for both the three and six months ended June 30, 2023. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated costs and expenses and foreign currency denominated supply contracts partially offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. dollar denominated revenues.

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

The following table presents the estimated foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share for the current period compared to the respective prior-year period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023

Revenue decrease	$(7,109)	$(4,175)	$(6,862)	$(22,525)

Operating profit (decrease), excluding hedge activity and exchange impacts on settlement of foreign currency denominated transactions	$(3,811)	$(2,627)	$(3,638)	$(13,063)
Hedge gains - current period	1,721	115	2,531	450
Exchange losses on settlements of foreign currency denominated transactions - current period	(1,001)	(593)	(1,934)	(675)
Operating profit (decreases) - current period	$(3,091)	$(3,105)	$(3,041)	$(13,288)

Hedge gains - prior period	(115)	(5,781)	(450)	(8,017)
Exchange losses on settlement of foreign currency denominated transactions - prior period	593	832	675	1,607
Operating profit decrease - as compared to prior period	$(2,613)	$(8,054)	$(2,816)	$(19,698)

Diluted earnings per share decrease - as compared to prior period	$(0.02)	$(0.07)	$(0.02)	$(0.18)

At our current foreign exchange rate assumptions, we anticipate year-over-year changes for the remainder of the year, compared to the respective prior-year period, will reduce our revenues, operating profit, and diluted earnings per share by approximately $12 million, $3 million, and $0.03 per share, respectively. These unfavorable currency impacts to our operating profit and diluted earnings per share include net year-over-year impacts of foreign currency hedging activity, which is expected to increase our total operating profit by approximately $2 million and $0.02 per share for the remainder of the year ending December 31, 2024. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimates assume that the value of the U.S. dollar will reflect the euro at $1.07, the British pound at $1.26, the Canadian dollar at $0.72, and the Australian dollar at $0.66; and the Japanese yen at ¥163, the Chinese renminbi at RMB 7.38, and the Brazilian real at R$5.55 relative to the U.S. dollar for the remainder of 2024.

Based on projected revenues and expenses for the remainder of 2024, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1% strengthening of the U.S. dollar would reduce revenue by approximately $6 million and operating income by approximately $2 million, net of hedge positions.

Interest Rate Risk and Effects of Inflation. We entered into an interest rate swap to manage the effect of variable interest obligations on amounts borrowed under the terms of the Credit Facility. Beginning on March 31, 2023, the variable interest rate associated with $250.0 million of borrowings outstanding under the Credit Facility became effectively fixed at 3.9%, plus the applicable credit spread, through October 20, 2025. Borrowings outstanding under the Credit Facility at June 30, 2024, were $250.0 million. We have designated the interest rate swap as a cash flow hedge. For more information regarding our interest rate swap, refer to “Part I, Item 1. Financial Statements, Note 19. Hedging Instruments.”

During the three and six months ended June 30, 2024, we experienced inflationary pressure on our operating costs, and we expect to continue to face higher costs for labor, commodities, energy, and transportation, as well as increased prices from suppliers during the remainder of 2024. We may not be able to offset these higher costs through productivity initiatives and price increases, which may materially and adversely affect our business, results of operations, and financial condition. Any price increases we may impose may lead to declines in sales volume or loss of business, if competitors do not similarly adjust their prices, or customers refuse to purchase at the higher prices.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (3) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

April 1 to April 30, 2024	317,600		$503.97	317,600	2,253,385
May 1 to May 31, 2024	67,640		$489.76	67,640	2,185,745
June 1 to June 30, 2024	30,059		$500.97	29,900	2,155,845
Total	415,299	(2)		415,140	2,155,845

(1)As of December 31, 2023, our Board of Directors had approved the repurchase of up to 73 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The share repurchase program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the share repurchase program has been increased by the Board of Directors on numerous occasions. There is no specified expiration date for this share repurchase program. There were no other repurchase programs outstanding during the three months ended June 30, 2024, and no share repurchase programs expired during the period. There were 415,140 share repurchases made during the three months ended June 30, 2024, in transactions made pursuant to our share repurchase program.

(2)During the three months ended June 30, 2024, we received 159 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

(3)Includes the nondeductible 1% excise tax for shares repurchased in the open market.

The total shares repurchased include shares surrendered for employee statutory tax withholding. Refer to Note 12 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Item 5. Other Information

Rule 10b5-1 Trading Plan Elections

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933).

The information below is reported in lieu of reporting in a Current Report on Form 8-K.

Disclosure Pursuant to Item 5.02 of Form 8-K: Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

    As of August 2, 2024, we entered into a Third Amended and Restated Employment Agreement with Jonathan J. Mazelsky, our President and Chief Executive Officer (the “Amended Mazelsky Agreement”), and amended and restated change in control agreements with each of our named executive officers currently employed by us (other than Mr. Mazelsky) and our other senior executives (the “Change in Control Agreements”).

The terms of the Amended Mazelsky Agreement and Change in Control Agreements remain substantially the same as Mr. Mazelsky’s prior employment agreement and our senior executives’ prior change in control agreements (which we previously referred to as executive employment agreements), respectively, except that:

•The definition of a “change in control” was modified to have the same meaning as set forth in our 2018 Stock Incentive Plan (provided that for any payment or benefits subject to Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), a “change in control” must constitute a “change in control event” within the meaning of the applicable Treasury regulation);

•A provision was added that clarifies that any outstanding performance-based equity award will be subject to the terms and conditions set forth in the applicable equity award agreement upon the occurrence of a change in control;

•Provisions were added that reduce any potential “parachute payments” within the meaning of Section 280G of the Code that may become payable to the executive in the event of a change in control if such reduction results in a better after-tax outcome for the executive under Section 4999 of the Code;
•Certain other clarifying or technical modifications were incorporated; and

•The Amended Mazelsky Agreement reflects Mr. Mazelsky’s current base salary of $1,150,000 per year.

The foregoing description of the Amended Mazelsky Agreement and Change in Control Agreements is qualified in its entirety by reference to the Amended Mazelsky Agreement and form of change in control agreement, which are filed as Exhibits 10.3 and 10.4 hereto, and incorporated herein by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date / Period End Date	Filed / Furnished Herewith

Material contracts

10.1	Consulting Agreement effective May 7, 2024 by and between IDEXX Laboratories, Inc. and James F. Polewaczyk	8-K	10.1	5/10/2024

10.2
Suspension of Rights Agreement dated May 2, 2024 to the Fourth Amended and Restated Credit Agreement, by and among the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto Agent and the Lenders from time to time party thereto
X

10.3**	Third Amended and Restated Employment Agreement, dated August 2, 2024, by and between the Company and Jonathan J. Mazelsky				X

10.4**	Form of Change in Control Agreement, by and between each of the Company’s Executive Officers, other than the Chief Executive Officer				X

10.5**	Form of Employee Stock Option Agreement for grants in 2013 to 2015				X

Rule 13a-14(a)/15-14(a) certifications

31.1
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
X

31.2
Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)				X

Interactive data file

101	The following financial and related information from IDEXX Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: August 6, 2024	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)