Form 10-Q
period 2024-09-30
IDEXX LABORATORIES INC /DE
filed 2024-10-31
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 81,884,664 on October 28, 2024.

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
OPTI Medical
OPTI Medical Systems, Inc., a wholly owned subsidiary of IDEXX Laboratories Inc. This business provides point-of-care and laboratory diagnostics (including electrolyte and blood gas analyzers and related consumable products) for the human medical diagnostics sector. We also manufacture electrolytes slides (instrument consumables) to run Catalyst One®, Catalyst Dx®, and blood gas analyzers and consumables for the veterinary sector; also referred to as OPTI. OPTI Medical is reported in our Other operating segment.

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
Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION
Item 1.  Financial Statements
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023

ASSETS
Current Assets:
Cash and cash equivalents	$308,636	$453,932
Accounts receivable, net	511,250	457,445
Inventories	389,804	380,282
Other current assets	224,054	203,595
Total current assets	1,433,744	1,495,254
Long-Term Assets:
Property and equipment, net	717,745	702,177
Operating lease right-of-use assets	121,053	115,499
Goodwill	412,071	365,961
Intangible assets, net	106,885	84,500
Other long-term assets	559,268	496,534
Total long-term assets	1,917,022	1,764,671
TOTAL ASSETS	$3,350,766	$3,259,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$110,603	$110,643
Accrued liabilities	511,047	478,712
Credit facility	250,000	250,000
Current portion of long-term debt	99,140	74,997
Current portion of deferred revenue	38,434	37,195
Total current liabilities	1,009,224	951,547
Long-Term Liabilities:
Deferred income tax liabilities	5,658	7,235
Long-term debt, net of current portion	524,758	622,883
Long-term deferred revenue, net of current portion	26,773	28,533
Long-term operating lease liabilities, net of current portion	103,420	99,671
Other long-term liabilities	62,879	65,526
Total long-term liabilities	723,488	823,848
Total liabilities	1,732,712	1,775,395

Commitments, Contingencies and Guarantees (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 107,705 shares in 2024 and 107,506 shares in 2023; Outstanding: 82,037 shares in 2024 and 83,032 shares in 2023	10,770	10,751
Additional paid-in capital	1,646,363	1,569,565
Deferred stock units: Outstanding: 60 units in 2024 and 59 units in 2023	5,885	5,530
Retained earnings	5,116,289	4,444,571
Accumulated other comprehensive loss	(75,971)	(71,206)
Treasury stock, at cost: 25,669 shares in 2024 and 24,474 shares in 2023	(5,085,282)	(4,474,681)
Total stockholders’ equity	1,618,054	1,484,530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,350,766	$3,259,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue:
Product revenue	$567,987	$521,489	$1,688,308	$1,568,111
Service revenue	407,556	394,038	1,254,908	1,191,241
Total revenue	975,543	915,527	2,943,216	2,759,352
Cost of Revenue:
Cost of product revenue	176,271	178,527	533,683	532,136
Cost of service revenue	203,234	189,018	601,266	563,413
Total cost of revenue	379,505	367,545	1,134,949	1,095,549
Gross profit	596,038	547,982	1,808,267	1,663,803
Expenses:
Sales and marketing	146,281	135,698	438,399	424,034
General and administrative	91,887	89,034	341,154	248,804
Research and development	53,978	47,967	162,063	139,139
Income from operations	303,892	275,283	866,651	851,826
Interest expense	(7,697)	(8,647)	(23,707)	(32,316)
Interest income	2,714	1,255	10,500	1,998
Income before provision for income taxes	298,909	267,891	853,444	821,508
Provision for income taxes	66,068	55,660	181,726	170,987
Net income	$232,841	$212,231	$671,718	$650,521

Earnings per Share:
Basic	$2.83	$2.55	$8.12	$7.83
Diluted	$2.80	$2.53	$8.05	$7.75
Weighted Average Shares Outstanding:
Basic	82,304	83,097	82,675	83,058
Diluted	83,056	83,993	83,478	83,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$232,841	$212,231	$671,718	$650,521
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	26,397	(12,949)	(1,261)	(6,939)
Reclassification adjustment for defined benefit plans included in net income, net of tax of $21 and $50 in 2024 and $21 and $75 in 2023	122	98	269	395
Unrealized gain (loss) on Euro-denominated notes, net of tax expense (benefit) of $(957) and $(228) in 2024 and $727 and $152 in 2023	(3,068)	2,331	(732)	488
Unrealized gain (loss) on investments, net of tax expense (benefit) of $0 and $0 in 2024 and $0 and $2 in 2023	—	(1)	1	6
Reclassification adjustment on investments included in net income, net of tax of $0 and $51 in 2024 and $0 and $0 in 2023	—	—	163	—
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on foreign currency exchange contracts, net of tax expense (benefit) of $(2,868) and $228 in 2024 and $2,765 and $2,785 in 2023	(7,702)	7,645	444	7,305
Unrealized gain (loss) on cross currency swaps, net of tax expense (benefit) of $(1,171) and $(116) in 2024 and $579 and $(361) in 2023	(3,754)	1,858	(370)	(1,158)
Unrealized gain (loss) on interest rate swap, net of tax expense (benefit) of $(560) and $310 in 2024 and $545 and $1,638 in 2023	(1,793)	1,749	997	5,254
Reclassification adjustments for (gain) loss included in net income, net of tax (expense) benefit of $(380) and $(1,563) in 2024 and $(701) and $(945) in 2023	(992)	(1,957)	(4,276)	(2,446)
Unrealized gain (loss) on derivative instruments	(14,241)	9,295	(3,205)	8,955
Other comprehensive income (loss), net of tax	9,210	(1,226)	(4,765)	2,905
Comprehensive income	$242,051	$211,005	$666,953	$653,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2023	107,506	$10,751	$1,569,565	$5,530	$4,444,571	$(71,206)	$(4,474,681)	$1,484,530
Net income	—	—	—	—	235,579	—	—	235,579
Other comprehensive loss, net	—	—	—	—	—	(9,191)	—	(9,191)
Repurchases of common stock, net	—	—	—	—	—	—	(177,192)	(177,192)
Common stock issued for share-based compensation plans, including excess tax benefit	161	16	20,792	(28)	—	—	—	20,780
Share-based compensation cost	—	—	14,392	8	—	—	—	14,400
Balance March 31, 2024	107,667	$10,767	$1,604,749	$5,510	$4,680,150	$(80,397)	$(4,651,873)	$1,568,906
Net income	—	—	—	—	203,298	—	—	203,298
Other comprehensive loss, net	—	—	—	—	—	(4,784)	—	(4,784)
Repurchases of common stock, net	—	—	—	—	—	—	(208,246)	(208,246)
Common stock issued for share-based compensation plans, including excess tax benefit	19	2	4,983	375	—	—	—	5,360
Share-based compensation cost	—	—	15,719	—	—	—	—	15,719
Balance June 30, 2024	107,686	$10,769	$1,625,451	$5,885	$4,883,448	$(85,181)	$(4,860,119)	$1,580,253
Net income	—	—	—	—	232,841	—	—	232,841
Other comprehensive loss, net	—	—	—	—	—	9,210	—	9,210
Repurchases of common stock, net	—	—	—	—	—	—	(225,163)	(225,163)
Common stock issued for share-based compensation plans, including excess tax benefit	19	1	4,994	—	—	—	—	4,995
Share-based compensation cost	—	—	15,918	—	—	—	—	15,918
Balance September 30, 2024	107,705	$10,770	$1,646,363	$5,885	$5,116,289	$(75,971)	$(5,085,282)	$1,618,054

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2022	107,193	$10,719	$1,463,215	$5,182	$3,599,529	$(77,796)	$(4,392,112)	$608,737
Net income	—	—	—	—	214,054	—	—	214,054
Other comprehensive income, net	—	—	—	—	—	1,181	—	1,181
Repurchases of common stock, net	—	—	—	—	—	—	(9,554)	(9,554)
Common stock issued for share-based compensation plans, including excess tax benefit	128	13	12,765	(25)	—	—	—	12,753
Share-based compensation cost	—	—	13,923	7	—	—	—	13,930
Balance March 31, 2023	107,321	$10,732	$1,489,903	$5,164	$3,813,583	$(76,615)	$(4,401,666)	$841,101
Net income	—	—	—	—	224,236	—	—	224,236
Other comprehensive income, net	—	—	—	—	—	2,950	—	2,950
Repurchases of common stock, net	—	—	—	—	—	—	(77)	(77)
Common stock issued for share-based compensation plans, including excess tax benefit	57	6	9,938	345	—	—	—	10,289
Share-based compensation cost	—	—	15,356	6	—	—	—	15,362
Balance June 30, 2023	107,378	$10,738	$1,515,197	$5,515	$4,037,819	$(73,665)	$(4,401,743)	$1,093,861
Net income	—	—	—	—	212,231	—	—	212,231
Other comprehensive income, net	—	—	—	—	—	(1,226)	—	(1,226)
Repurchases of common stock, net	—	—	—	—	—	—	(35,301)	(35,301)
Common stock issued for share-based compensation plans, including excess tax benefit	74	7	12,611	—	—	—	—	12,618
Share-based compensation cost	—	—	15,216	8	—	—	—	15,224
Balance September 30, 2023	107,452	$10,745	$1,543,024	$5,523	$4,250,050	$(74,891)	$(4,437,044)	$1,297,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023

Cash Flows from Operating Activities:
Net income	$671,718	$650,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,230	85,171
Impairment charge	250	—
Provision for credit losses	5,080	5,464
Deferred income taxes	(28,870)	(14,749)
Share-based compensation expense	46,037	44,516
Other	1,034	(12)
Changes in assets and liabilities:
Accounts receivable	(56,087)	(54,557)
Inventories	(24,756)	(31,647)
Other assets and liabilities	(45,272)	(17,902)
Accounts payable	2,347	(6,799)
Deferred revenue	(735)	(3,347)
Net cash provided by operating activities	666,976	656,659
Cash Flows from Investing Activities:
Purchases of property and equipment	(91,667)	(101,075)
Acquisition of a business	(76,694)	—
Proceeds from net investment hedges	1,142	6,256
Net cash used by investing activities	(167,219)	(94,819)
Cash Flows from Financing Activities:
Repayments under credit facility, net	—	(329,000)
Payments of senior notes	(75,000)	—
Payments of acquisition-related contingent consideration and holdbacks	—	(1,879)
Repurchases of common stock, net	(591,042)	(35,070)
Proceeds from exercises of stock options and employee stock purchase plans	31,237	35,704
Shares withheld for statutory tax withholding payments on restricted stock	(10,486)	(9,907)
Net cash used by financing activities	(645,291)	(340,152)
Net effect of changes in exchange rates on cash	238	(2,538)
Net (decrease) increase in cash and cash equivalents	(145,296)	219,150
Cash and cash equivalents at beginning of period	453,932	112,546
Cash and cash equivalents at end of period	$308,636	$331,696

Supplemental Cash Flow Information:
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$10,405	$11,328

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The condensed consolidated balance sheet data as of December 31, 2023, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, (the “2023 Annual Report”).

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

NOTE 2. ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024, are consistent with those discussed in “Note 2. Summary of Significant Accounting Policies” to the consolidated financial statements in our 2023 Annual Report, and as updated below.

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

The following table presents revenue by major product and service categories:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
CAG segment revenue:
CAG Diagnostics recurring revenue:	$783,443	$733,958	$2,372,041	$2,223,336
IDEXX VetLab consumables	329,128	296,042	971,405	890,891
Rapid assay products	92,774	87,562	282,379	266,934
Reference laboratory diagnostic and consulting services	328,383	320,294	1,020,094	973,580
CAG Diagnostics services and accessories	33,158	30,060	98,163	91,931

CAG Diagnostics capital - instruments	$29,528	$32,254	$98,912	$99,452

Veterinary software, services and diagnostic imaging systems:	$79,019	$70,948	$232,620	$208,303
Recurring revenue	64,644	54,607	187,461	160,039
Systems and hardware	14,375	16,341	45,159	48,264
CAG segment revenue	$891,990	$837,160	$2,703,573	$2,531,091

Water segment revenue	50,162	44,450	139,959	126,362
LPD segment revenue	28,992	29,747	87,503	88,866
Other segment revenue	4,399	4,170	12,181	13,033

Total revenue	$975,543	$915,527	$2,943,216	$2,759,352

The following table presents revenue by principal geographic area, based on customers’ domiciles:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$638,058	$603,046	$1,929,213	$1,815,066
Europe, the Middle East and Africa	198,605	177,852	599,125	532,526
Asia Pacific Region	80,972	77,666	237,711	236,932
Canada	36,927	35,612	114,630	113,209
Latin America & Caribbean	20,981	21,351	62,537	61,619
Total revenue	$975,543	$915,527	$2,943,216	$2,759,352

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

On December 31, 2023, our contract assets were $223.1 million, of which approximately $13.7 million and $42.4 million was reclassified to accounts receivable when customers were billed for related products and services during the three and nine months ended September 30, 2024, respectively. Furthermore, as a result of new placements under commitment arrangements, net of subsequent amounts reclassified to accounts receivable and allowances established for credit losses, our contract assets were $247.3 million as of September 30, 2024. We monitor customer purchases over the term of their arrangement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the three and nine months ended September 30, 2024, were not material.

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

On December 31, 2023, our capitalized consideration paid to customers was $168.9 million, of which approximately $13.2 million and $41.5 million was recognized as a reduction of revenue during the three and nine months ended September 30, 2024, respectively. Furthermore, as a result of new payments to customers, net of subsequent recognition, our capitalized consideration paid to customers was $189.0 million as of September 30, 2024. We monitor customer purchases over the term of their arrangement to assess the realizability of our capitalized consideration paid to customers and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the three and nine months ended September 30, 2024, were not material.

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

On December 31, 2023, our deferred revenue related to rebate and up-front consideration arrangements was $32.9 million, of which approximately $2.7 million and $8.5 million was recognized when customers purchased eligible products and services during the three and nine months ended September 30, 2024, respectively. Furthermore, as a result of new customer purchases under rebate and up-front consideration arrangements, net of subsequent recognition, our deferred revenue was $29.8 million as of September 30, 2024, of which approximately 9%, 32%, 25%, 17%, and 17% are expected to be recognized during the remainder of 2024, the full years 2025, 2026, 2027, and thereafter, respectively.

For our customer commitment arrangements, we estimate future revenues related to multi-year arrangements to be approximately $4.2 billion, of which approximately 7%, 27%, 24%, 19%, and 23% are expected to be recognized during the remainder of 2024, the full years 2025, 2026, 2027, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to future purchases, net of the expected revenue reductions from consideration paid to customers and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

Instrument Rental Arrangements. Revenues from instrument rental and reagent rental arrangements are recognized either as operating leases on a ratable basis over the term of the arrangement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental arrangements in equal monthly amounts over the term of the rental arrangement. For some arrangements, customers are provided with the right to purchase the instrument at the end of the lease term. Our reagent rental arrangements provide customers the right to use our instruments upon entering into multi-year arrangements to purchase annual minimum amounts of consumables. These types of arrangements include an embedded lease for the right to use our instrument, and we determine the amount of lease revenue allocated to the instrument based on relative standalone selling prices. Lease revenues are presented in product revenue on our consolidated income statement. Lease revenue was approximately $3.5 million and $10.6 million for the three and nine months ended September 30, 2024, respectively, compared to $5.3 million and $15.3 million for the three and nine months ended September 30, 2023, respectively, including both operating leases and sales-type leases.

Sales-type Reagent Rental Arrangements. Our reagent rental arrangements that effectively transfer control of instruments to our customers are classified as sales-type leases, and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is transferred to accounts receivable when customers are billed for products and services over the term of the arrangement. On December 31, 2023, our lease receivable assets were $23.1 million, of which approximately $1.4 million and $4.3 million was reclassified to accounts receivable when customers were billed for related products and services during the three and nine months ended September 30, 2024, respectively. Furthermore, as a result of new placements under sales-type reagent rental arrangements, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $21.2 million as of September 30, 2024. The impacts of discounting and unearned income as of September 30, 2024, were not material. Profit and loss recognized at the commencement date and interest income during the three and nine months ended September 30, 2024, were not material. We monitor customer purchases over the term of their arrangement to assess the realizability of our lease receivable assets. Impairments during the three and nine months ended September 30, 2024, were not material.

Operating-type Reagent Rental Arrangements. Our reagent rental arrangements that do not effectively transfer control of instruments to our customers are classified as operating leases and we recognize instrument revenue and costs ratably over the term of the arrangement. The cost of the instrument is capitalized within property and equipment. During the three and nine months ended September 30, 2024, we transferred instruments of $3.9 million and $10.5 million, respectively, compared to $3.6 million and $12.2 million during the three and nine months ended September 30, 2023, respectively, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental arrangements of approximately $72.1 million, of which approximately 7%, 24%, 22%, 19%, and 28% are expected to be recognized during the remainder of 2024, and the full years 2025, 2026, 2027, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of expected price adjustments, and as a result, may be lower than stated contractual commitments by our customers.

Deferred Extended Warranties and Post-Contract Support Revenue

On December 31, 2023, our deferred revenue related to extended warranties and post-contract support was $26.0 million, of which approximately $1.4 million and $18.9 million was recognized during the three and nine months ended September 30, 2024, respectively. Furthermore, as a result of new arrangements, our deferred revenue related to extended warranties and post-contract support was $25.8 million at September 30, 2024. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less, and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $9.1 million at September 30, 2024, of which approximately 11%, 39%, 26%, 13%, and 11% are expected to be recognized during the remainder of 2024, and the full years 2025, 2026, 2027, and thereafter, respectively. We have determined these arrangements do not include a significant financing component.

Costs to Obtain a Contract

On December 31, 2023, our deferred commission costs, included within other current and long-term assets, were $19.7 million, of which approximately $1.6 million and $5.0 million of commission expense was recognized during the three and nine months ended September 30, 2024, respectively. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $20.6 million at September 30, 2024. Impairments of deferred commission costs during the three and nine months ended September 30, 2024, respectively, were not material.

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

NOTE 5. SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units, performance-based restricted stock units, and employee stock purchase rights awarded during the three and nine months ended September 30, 2024, totaled $1.2 million and $71.4 million, respectively, as compared to $1.5 million and $62.1 million for the three and nine months ended September 30, 2023, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding as of September 30, 2024, was $81.0 million, which will be recognized over a weighted average period of approximately 1.5 years. During the three and nine months ended September 30, 2024, we recognized share-based compensation expenses of $15.9 million and $46.0 million, respectively, as compared to $15.2 million and $44.5 million for the three and nine months ended September 30, 2023, respectively.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Nine Months Ended September 30,
	2024	2023

Expected stock price volatility	32%	32%
Expected term, in years	7.0	6.7
Risk-free interest rate	4.3%	3.7%
Weighted average fair value of options granted	$239.49	$201.48
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

Accounts Receivable

The allowance for credit losses associated with accounts receivable was $12.4 million and $9.5 million as of September 30, 2024, and December 31, 2023, respectively. The amount of accounts receivable reflected on the balance sheet is net of this allowance. Based on an aging analysis, as of September 30, 2024, approximately 83% of our accounts receivable had not yet reached the invoice due date, and approximately 17% was considered past due. As of December 31, 2023, approximately 83% of our accounts receivable had not yet reached the invoice due date, and approximately 17% was considered past due.

Contract Assets and Lease Receivables

The allowance for credit losses associated with contract assets and lease receivables was $7.0 million and $6.4 million as of September 30, 2024, and December 31, 2023, respectively. The assets reflected on the balance sheet are net of these allowances. Historically, we have experienced low credit loss rates on our customer commitment programs and lease receivables. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.
NOTE 7. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The components of inventories were as follows:

(in thousands)	September 30, 2024	December 31, 2023

Raw materials	$106,858	$106,392
Work-in-process	32,389	28,989
Finished goods	250,557	244,901
Inventories	$389,804	$380,282

NOTE 8. LEASES

Maturities of operating lease liabilities were as follows:

(in thousands)	September 30, 2024

2024 (remainder of year)	$4,628
2025	28,421
2026	26,199
2027	20,731
2028	14,798
Thereafter	52,007
Total lease payments	146,784
Less imputed interest	(22,402)
Total	$124,382

Total minimum future lease payments of approximately $0.8 million for a lease that has not commenced as of September 30, 2024, are not included in the condensed consolidated financial statements, as we do not have control of the underlying asset. This lease is expected to commence during 2024, with a lease term of approximately 5.0 years.

Supplemental cash flow information for leases was as follows:

(in thousands)	For the Nine Months Ended September 30,
	2024	2023

Cash paid for amounts included in the measurement of operating lease liabilities	$21,398	$20,304
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations (1)	$22,331	$18,219

(1) Additions for the nine months ended September 30, 2024, include $1.0 million of right-of-use assets obtained in connection with a business acquisition in the first quarter of 2024.
NOTE 9. OTHER CURRENT AND LONG-TERM ASSETS

Other Current Assets

Other current assets consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023

Contract assets, net (1)	$61,416	$55,111
Consideration paid to customers	58,507	54,081
Prepaid expenses	57,222	48,370
Taxes receivable	14,405	16,972
Other assets	32,504	29,061
Other current assets	$224,054	$203,595

(1) Contract assets, net, are net of allowances for credit losses. Refer to "Note 6. Credit Losses."

Other Long-Term Assets

Other long-term assets consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023

Contract assets, net (1)	$185,863	$167,963
Deferred income taxes	134,677	107,364
Consideration paid to customers	130,450	114,850
Equity investments	30,000	30,250
Investments in long-term product supply arrangements	25,228	25,943
Other assets	53,050	50,164
Other long-term assets	$559,268	$496,534

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

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Payment obligations outstanding at the beginning of the period	$8,747	$5,395	$9,057	$10,171
Payment obligation additions during the period	11,725	9,332	35,049	34,706
Payment obligations settled during the period	(14,968)	(6,876)	(38,602)	(37,026)
Payment obligations outstanding at the end of the period	$5,504	$7,851	$5,504	$7,851

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023

Accrued expenses	$175,397	$113,596
Accrued employee compensation and related expenses	158,985	174,375
Accrued taxes	80,073	86,553
Accrued customer incentives and refund obligations	75,630	84,386
Current lease liabilities	20,962	19,802
Accrued liabilities	$511,047	$478,712

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023

Accrued taxes	$30,504	$39,642
Other accrued long-term expenses	32,375	25,884
Other long-term liabilities	$62,879	$65,526

NOTE 11. DEBT

Credit Facility

At September 30, 2024, we had $250.0 million in outstanding borrowings under our Credit Facility, all of which is the $250.0 million Term Loan, with a weighted average effective interest rate of 6.3%, excluding any impact of our interest rate swap. At December 31, 2023, we had $250.0 million outstanding under our Credit Facility, all of which was the $250.0 million Term Loan, with a weighted average effective interest rate of 6.0%, excluding any impact of our interest rate swap. At September 30, 2024, we had remaining borrowing availability of $998.2 million under our $1.25 billion Credit Facility. The funds available under the Credit Facility reflect a reduction due to the issuance of letters of credit, which were primarily issued in connection with our workers’ compensation insurance policy, for $1.8 million.

The applicable interest rate for the Credit Facility is calculated at a per annum rate equal, at our option, to either (i) a prime rate plus a margin ranging from 0.0% to 0.375% based on our consolidated leverage ratio, (ii) an adjusted term SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio, or (iii) an adjusted daily simple SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio. In March 2023, we entered into an interest rate swap contract to manage the economic effect of $250.0 million of variable interest borrowings under our Credit Facility. Refer to “Note 19. Hedging Instruments” for a discussion of our derivative instruments and hedging activity.

The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, which is defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3.5-to-1. As of September 30, 2024, we were in compliance with the covenants of the Credit Facility.

Senior Notes

The following describes all of our currently outstanding unsecured senior notes issued and sold in private placements (collectively, the “Senior Notes”) as of September 30, 2024:

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

The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. As of September 30, 2024, we were in compliance with the covenants of the Senior Note Agreements.

NOTE 12. REPURCHASES OF COMMON STOCK

We primarily acquire shares of our common stock by repurchases in the open market. We also acquire shares that are surrendered by employees in payment for the statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three and nine months ended September 30, 2024, and 2023, was not material.

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022, and is included in the cost of treasury stock acquired in open market repurchases.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrenders:

(in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Shares repurchased in the open market	459	65	1,177	65
Shares acquired through employee surrenders for statutory tax withholding	1	1	19	20
Total shares repurchased	460	66	1,196	85

Cost of shares repurchased in the open market	$224,945	$35,070	$600,216	$35,070
Cost of shares for employee surrenders	218	231	10,486	9,907
Total cost of shares	$225,163	$35,301	$610,702	$44,977

Average cost per share - open market repurchases	$490.23	$536.03	$509.81	$536.03
Average cost per share - employee surrenders	$465.27	$506.74	$557.64	$503.43
Average cost per share - total	$490.20	$535.83	$510.57	$528.49
NOTE 13. INCOME TAXES

Our effective income tax rate was 22.1% for the three months ended September 30, 2024, compared to 20.8% for the three months ended September 30, 2023, and 21.3% for the nine months ended September 30, 2024, compared to 20.8% for the nine months ended September 30, 2023. The increase in our effective tax rate for the three and nine months ended September 30, 2024, compared to the same period during the prior year, was primarily due to lower tax benefits related to share-based compensation, partially offset by the tax impact of differences in geographical income mix.

The effective tax rate for the three and nine months ended September 30, 2024, was higher than the U.S. federal statutory tax rate of 21% due to U.S. state taxes, partially offset by tax benefits from share-based compensation.

Cash paid for income taxes, net of refunds, during the nine months ended September 30, 2024, and 2023, was $233.1 million and $160.9 million, respectively.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in Accumulated Other Comprehensive Income (“AOCI”), net of tax, consisted of the following:

	For the Nine Months Ended September 30, 2024
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized (Loss) Gain on Investments, Net of Tax	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2023	$(164)	$(2,397)	$1,106	$2,346	$1,428	$(3,559)	$(69,966)	$(71,206)
Other comprehensive income (loss) before reclassifications	1	444	997	(732)	(370)	—	(1,261)	(921)
Reclassified from accumulated other comprehensive income	163	(2,144)	(2,132)	—	—	269	—	(3,844)
Balance as of September 30, 2024	$—	$(4,097)	$(29)	$1,614	$1,058	$(3,290)	$(71,227)	$(75,971)

	For the Nine Months Ended September 30, 2023
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized Loss on Investments, Net of Tax	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2022	$(172)	$839	$—	$4,947	$7,057	$(2,776)	$(87,691)	$(77,796)
Other comprehensive income (loss) before reclassifications	6	7,305	5,254	488	(1,158)	—	(6,939)	4,956
Reclassified from accumulated other comprehensive income	—	(1,174)	(1,272)	—	—	395	—	(2,051)
Balance as of September 30, 2023	$(166)	$6,970	$3,982	$5,435	$5,899	$(2,381)	$(94,630)	$(74,891)

The following table presents components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended September 30,		Amounts Reclassified from AOCI For the Nine Months Ended September 30,
		2024	2023	2024	2023

Foreign currency exchange contracts	Cost of revenue	$512	$1,273	$3,043	$1,723
	Tax expense	(176)	(372)	(899)	(549)
	Gain, net of tax	$336	$901	$2,144	$1,174

Interest rate swap contracts	Interest expense	$860	$1,385	$2,796	$1,668
	Tax expense	(204)	(329)	(664)	(396)
	Gain, net of tax	$656	$1,056	$2,132	$1,272

Investments	General and administrative expense	$—	$—	$(214)	$—
	Tax benefit	—	—	51	—
	Loss, net of tax	$—	$—	$(163)	$—

Defined benefit plans	Cost of revenue and operating expenses	$(143)	$(119)	$(319)	$(470)
	Tax benefit	21	21	50	75
	Loss, net of tax	$(122)	$(98)	$(269)	$(395)

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

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Shares outstanding for basic earnings per share	82,304	83,097	82,675	83,058

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	82,304	83,097	82,675	83,058
Dilutive effect of share-based payment awards	752	896	803	932
	83,056	83,993	83,478	83,990

Certain awards and options to acquire shares have been excluded from the calculation of weighted average shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Weighted average number of shares underlying anti-dilutive awards	39	—	40	1
Weighted average number of shares underlying anti-dilutive options	481	393	460	379

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

Refer to “Note 8. Leases” for more information regarding our lease commitments.

Contingencies

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could exceed our accruals. Except for the litigation matter described below, as of September 30, 2024, our accruals with respect to actual and threatened litigation were not material.

We are a defendant in an ongoing litigation matter involving an alleged breach of contract for underpayment of royalty payments made from 2004 through 2017 under an expired patent license agreement. The plaintiff asserted a claim of approximately $50.0 million, inclusive of interest through June 30, 2020, alleging that the incorrect royalty provision was applied to certain licensed products and services throughout the agreement term and that royalties were also due on non-licensed diagnostic services that were provided concurrently with licensed services. The trial court ruled in favor of the plaintiff in September 2020. The appellate court reversed the trial court’s decision regarding the royalty payments in August 2022, and the state supreme court granted the plaintiff’s petition for review. In June 2024, the state supreme court reversed the appellate court, reinstated the trial court decision regarding the royalty payments, and remanded the case to the appellate court to address the remaining issues, including issues related to applicable interest. We will continue to vigorously defend ourselves in this matter; however, litigation is inherently unpredictable, and we cannot predict with certainty the ultimate outcome, timing, or amount of actual loss for this matter. During the second quarter of 2024, we increased our previously established accrual of $27.5 million relating to this matter to $89.0 million, which represents our best estimate at this time of the amount of the probable loss, based on the current status of the case and associated estimated interest. The accrual is included in accrued expenses on the unaudited condensed consolidated balance sheet. The actual loss associated with this matter may be higher or lower than the amount we have accrued depending on the ultimate outcome of the case.

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

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases, those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of potential indemnification under these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations as of September 30, 2024, and December 31, 2023.

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

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. Our reportable segments are CAG, Water, LPD, and Other. Assets are not allocated to segments for internal reporting purposes. Intersegment revenues, which are not included in the table below, were not material for the periods ended September 30, 2024, and 2023.

The following is a summary of segment performance:

(in thousands)	For the Three Months Ended September 30,
	CAG	Water	LPD	Other	Consolidated Total
2024
Revenue	$891,990	$50,162	$28,992	$4,399	$975,543

Income from operations	$277,082	$23,608	$889	$2,313	$303,892
Interest expense, net					(4,983)
Income before provision for income taxes					298,909
Provision for income taxes					66,068
Net income					$232,841

2023
Revenue	$837,160	$44,450	$29,747	$4,170	$915,527

Income from operations	$253,358	$20,328	$2,405	$(808)	$275,283
Interest expense, net					(7,392)
Income before provision for income taxes					267,891
Provision for income taxes					55,660
Net income					$212,231

(in thousands)	For the Nine Months Ended September 30,
	CAG	Water	LPD	Other	Consolidated Total
2024
Revenue	$2,703,573	$139,959	$87,503	$12,181	$2,943,216

Income from operations	$798,328	$63,542	$3,254	$1,527	$866,651
Interest expense, net					(13,207)
Income before provision for income taxes					853,444
Provision for income taxes					181,726
Net income					$671,718

2023
Revenue	$2,531,091	$126,362	$88,866	$13,033	$2,759,352

Income from operations	$790,617	$57,119	$5,664	$(1,574)	$851,826
Interest expense, net					(30,318)
Income before provision for income taxes					821,508
Provision for income taxes					170,987
Net income					$650,521

Refer to “Note 3. Revenue” for a summary of disaggregated revenue by reportable segment and by major product and service category for the three and nine months ended September 30, 2024, and 2023.
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
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the three and nine months ended September 30, 2024.

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

The amounts outstanding under our unsecured Credit Facility and Senior Notes (“long-term debt”) are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $614.9 million and $624.1 million, respectively, as of September 30, 2024, and $670.0 million and $698.2 million, respectively, as of December 31, 2023.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2024

Assets
Money market funds (1)	$172,461	$—	$—	$172,461
Cross currency swaps (3)	$—	$694	$—	$694
Foreign currency exchange contracts (3)	$—	$988	$—	$988
Interest rate swap (4)	$—	$—	$—	$—
Liabilities
Cross currency swaps (3)	$—	$5,557	$—	$5,557
Foreign currency exchange contracts (3)	$—	$6,937	$—	$6,937
Interest rate swap (4)	$—	$38	$—	$38
Contingent consideration	$—	$—	$4,400	$4,400

(in thousands)
As of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023

Assets
Money market funds (1)	$290,807	$—	$—	$290,807
Equity mutual funds (2)	$99	$—	$—	$99
Cross currency swaps (3)	$—	$664	$—	$664
Foreign currency exchange contracts (3)	$—	$1,783	$—	$1,783
Interest rate swap (4)	$—	$1,451	$—	$1,451
Liabilities
Cross currency swaps (3)	$—	$5,041	$—	$5,041
Foreign currency exchange contracts (3)	$—	$5,532	$—	$5,532
Deferred compensation (5)	$99	$—	$—	$99

(1)Money market funds with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents consists of demand deposits.
(2)Equity mutual funds relate to a deferred compensation plan that was assumed as part of a previous business combination. This amount was included within other current assets. Refer to footnote (5) below for a discussion of the related deferred compensation liability. The obligations under the deferred compensation plan were completed in 2024.
(3)Cross currency swaps and foreign currency exchange contracts are included within other current assets, other long-term assets, accrued liabilities, or other long-term liabilities depending on the gain (loss) position and anticipated settlement date.
(4)Interest rate swap is included within other long-term assets or other long-term liabilities.
(5)A deferred compensation plan assumed as part of a previous business combination was included within accrued liabilities. The fair value of our deferred compensation plan is indexed to the performance of the underlying equity mutual funds discussed in footnote (2) above. The obligations under this plan were completed in 2024.

The estimated fair values of certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate their respective carrying values due to their short maturity.

Contingent Consideration

We have classified our liabilities for contingent consideration related to acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include the achievements of future revenues. The contingent consideration is included within other short-term and long-term liabilities. Changes in the estimated fair values of contingent consideration are recorded in the unaudited condensed consolidated statements of income.

The fair values of liabilities for contingent consideration for the three and nine months ended September 30, 2024, and 2023, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Contingent consideration at the beginning of the period	$4,400	$120	$—	$120
Contingent consideration recorded from acquisition	—	—	4,400	—
Payment of contingent consideration	—	(99)	—	(99)
Realized gain	—	(21)	—	(21)
Contingent consideration at the end of the period	$4,400	$—	$4,400	$—

Contingent consideration associated with a software business acquired during the first quarter of 2024 is based on the achievement of certain future revenue milestones during each annual period following the acquisition date, over a three-year period, and a cumulative revenue target for the three-year period, up to a maximum of $30.0 million (undiscounted) payable in cash. The fair value of the contingent consideration liability for the 2024 acquisition was determined using a probability-weighted model. The balance at September 30, 2024, was recorded as a long-term liability. Future revenue results are uncertain by nature, and actual results may differ from estimates.
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

We recognize all hedging instrument assets and liabilities at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment are recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Refer to “Note 14. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on our unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2024, and 2023.

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

We did not de-designate any instruments from hedge accounting treatment during the three and nine months ended September 30, 2024, or 2023. As of September 30, 2024, the estimated amount of losses, net of tax, from our foreign exchange contracts which are expected to be reclassified out of AOCI and into earnings within the next 12 months is $3.1 million if exchange rates do not fluctuate from the levels as of September 30, 2024. As of September 30, 2024, the estimated amount of gains, net of tax, from our interest rate swap contract which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $0.1 million if interest rates do not fluctuate from the levels as of September 30, 2024.

Foreign Currency Exchange Contracts: We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to intercompany foreign transactions and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $367.1 million and $294.0 million as of September 30, 2024, and December 31, 2023, respectively.

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

The following table presents the effect of cash flow hedge accounting on our unaudited condensed consolidated statements of income and comprehensive income, and provides information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)	Financial statement line items in which effects of cash flow hedges are recorded	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Foreign exchange contracts	Cost of revenue	$379,505	$367,545	$1,134,949	$1,095,549
Amount of gain reclassified from accumulated other comprehensive income into net income		$512	$1,273	$3,043	$1,723

Interest rate swap contract	Interest expense	$(7,697)	$(8,647)	$(23,707)	$(32,316)
Amount of gain reclassified from accumulated other comprehensive income into net income		$860	$1,385	$2,796	$1,668

Net Investment Hedges, Euro-Denominated Notes

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded losses of $3.1 million and $0.7 million, net of tax, within AOCI as a result of this net investment hedge for the three and nine months ended September 30, 2024, respectively, and gains of $2.3 million and $0.5 million for the three and nine months ended September 30, 2023, respectively. The related cumulative unrealized loss recorded as of September 30, 2024, will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated or all or a portion of the hedge no longer qualifies for hedge accounting treatment. Refer to “Note 13. Debt” to the consolidated financial statements included in our 2023 Annual Report for further information regarding the issuance of these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

We have entered into cross currency swap contracts as a hedge of our net investment in certain foreign operations to offset foreign currency translation gains and losses on the net investment. These cross currency swaps have maturity dates beginning on June 18, 2025, through June 29, 2029.

At maturity of the cross currency swap contracts we will deliver the notional amount of €15 million and will receive approximately $17.5 million from the counterparties on June 18, 2025; we will deliver the notional amount of €35 million and will receive $37.8 million from the counterparties on March 31, 2028; we will deliver the notional amount of €90 million and will receive $98.2 million from the counterparties on June 30, 2028; and we will deliver the notional amount of €20 million and will receive $21.3 million from the counterparties on June 29, 2029. The changes in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated or all or a portion of the hedge no longer qualifies for hedge accounting treatment. During the three and nine months ended September 30, 2024, we recorded losses of $3.8 million and $0.4 million, net of tax, respectively, within AOCI as a result of these net investment hedges, and gains of $1.9 million and loss of $1.2 million during the three and nine months ended September 30, 2023, respectively. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $0.4 million and $1.1 million related to the excluded component as a reduction of interest expense for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $1.8 million for the three and nine months ended September 30, 2023, respectively.

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following:

(in thousands)		Hedging Assets
		September 30, 2024	December 31, 2023
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$978	$1,783
Cross currency swaps	Other current assets	694	—
Interest rate swap contract	Other long-term assets	—	1,451
Foreign currency exchange contracts	Other long-term assets	10	—
Cross currency swaps	Other long-term assets	—	664
Total derivative instruments presented as hedging instruments on the balance sheet		1,682	3,898
Gross amounts subject to master netting arrangements not offset on the balance sheet		(988)	(1,783)
Net amount		$694	$2,115

(in thousands)		Hedging Liabilities
		September 30, 2024	December 31, 2023
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$5,621	$5,532
Cross currency swaps	Other long-term liabilities	5,557	5,041
Interest rate swap contract	Other long-term liabilities	38	—
Foreign currency exchange contracts	Other long-term liabilities	1,316	—
Total derivative instruments presented as hedging instruments on the balance sheet		12,532	10,573
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet (1)	Long-term debt	99,147	98,187
Total hedging instruments presented on the balance sheet		111,679	108,760
Gross amounts subject to master netting arrangements not offset on the balance sheet		(988)	(1,783)
Net amount		$110,691	$106,977
(1) Amounts represent reported carrying amounts of our foreign currency-denominated debt. Refer to “Note 18. Fair Value Measurements” for information regarding the fair value of our long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to, among other things, our expectations regarding revenue recognition timing and amounts; business trends, earnings and other measures of financial performance; projected impact of foreign currency exchange rates and hedging activities; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; the working capital and liquidity outlook; critical accounting estimates; deductibility of goodwill; inflation; an ongoing litigation matter; and timing of delivery of pre-ordered IDEXX inVue Dx Cellular Analyzers in the U.S. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the adverse impact, and the duration, of macroeconomic events, conditions, and uncertainties, such as geopolitical instability (including wars, terrorist attacks, and armed conflicts), general economic uncertainty, inflationary pressures, severe weather and other natural conditions, and supply chain challenges on our business, results of operations, liquidity, financial condition, and stock price, as well as the other matters described under the headings “Business,” “Risk Factors,” “Legal Proceedings,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosure About Market Risk” in our 2023 Annual Report and in the corresponding sections of this Quarterly Report on Form 10-Q, and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2024, and March 31, 2024, as well as those described from time to time in our other periodic reports filed with the SEC.

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

Critical Accounting Estimates and Assumptions

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024, are consistent with those discussed in our 2023 Annual Report in the section under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Assumptions.”

Recent Accounting Pronouncements

For more information regarding the impact that recent accounting standards and amendments will have on our consolidated financial statements, refer to Note 2 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues,” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three and nine months ended September 30, 2024, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

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

Results of Operations

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

Total Company. The following table presents total Company revenue by operating segment:

	For the Three Months Ended September 30,
Net Revenue (dollars in thousands)	2024	2023	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$891,990	$837,160	$54,830	6.5%	0.1%	0.4%	6.0%
United States	604,170	573,830	30,340	5.3%	—	0.6%	4.6%
International	287,820	263,330	24,490	9.3%	0.3%	—	9.0%

Water	$50,162	$44,450	$5,712	12.9%	(0.3%)	—	13.2%
United States	26,671	22,804	3,867	17.0%	—	—	17.0%
International	23,491	21,646	1,845	8.5%	(0.6%)	—	9.2%

LPD	$28,992	$29,747	$(755)	(2.5%)	(0.2%)	—	(2.4%)
United States	5,561	5,040	521	10.3%	—	—	10.3%
International	23,431	24,707	(1,276)	(5.2%)	(0.2%)	—	(5.0%)

Other	$4,399	$4,170	$229	5.5%	—	—	5.5%

Total Company	$975,543	$915,527	$60,016	6.6%	0.1%	0.4%	6.1%
United States	638,058	603,046	35,012	5.8%	—	0.6%	5.2%
International	337,485	312,481	25,004	8.0%	0.2%	—	7.8%

(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in organic revenue reflects growth in CAG Diagnostics recurring revenue, including benefits from higher realized prices and, to a lesser extent, increased volumes, supported by new business gains and sustained high customer retention rates offsetting constraints from macroeconomic and sector headwinds. Increases in our recurring veterinary software, services, and diagnostic imaging revenue, supported by higher volumes and price gains, also contributed to increased revenue. Higher revenue in our Water business was primarily due to higher realized prices and increased volume in the U.S. and, to a lesser extent, Europe. The decrease in LPD revenue was primarily due to lower testing levels in Asia Pacific, partially offset by higher volumes in North America, and benefits from higher realized prices. During the current quarter, the comparative impact of equivalent days, related to a shipping-day benefit, increased overall revenue growth by approximately 1%. Acquisitions increased revenue growth by 0.4%. The change in foreign currency exchange rates increased revenue growth by 0.1%.

The following table presents total Company results of operations:

	For the Three Months Ended September 30,				Change
Total Company - Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$975,543		$915,527		$60,016	6.6%
Cost of revenue	379,505		367,545		11,960	3.3%
Gross profit	596,038	61.1%	547,982	59.9%	48,056	8.8%

Operating expenses:
Sales and marketing	146,281	15.0%	135,698	14.8%	10,583	7.8%
General and administrative	91,887	9.4%	89,034	9.7%	2,853	3.2%
Research and development	53,978	5.5%	47,967	5.2%	6,011	12.5%
Total operating expenses	292,146	29.9%	272,699	29.8%	19,447	7.1%
Income from operations	$303,892	31.2%	$275,283	30.1%	$28,609	10.4%

Gross Profit. Gross profit increased due to higher revenue and a 120 basis point increase in the gross profit margin. The increase in the gross profit margin reflected favorable business mix, lower instrument costs, recurring software and services gross margin gains, and the benefit from net price realization, offsetting inflationary cost impacts. The overall change in foreign currency exchange rates decreased the gross profit margin by approximately 20 basis points, including the impact of lower hedge gains during the current period compared to the prior period.

Operating Expenses. Sales and marketing expense increased primarily due to higher travel, meeting, and personnel-related costs. General and administrative expense increased primarily due to higher information technology, outside services, and acquisition-related costs. Research and development expense increased primarily due to higher project costs. The change in foreign currency exchange rates decreased operating expense growth by approximately 1.0%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Three Months Ended September 30,
Net Revenue (dollars in thousands)	2024	2023	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$783,443	$733,958	$49,485	6.7%	0.1%	—	6.7%
IDEXX VetLab consumables	329,128	296,042	33,086	11.2%	0.1%	—	11.1%
Rapid assay products	92,774	87,562	5,212	6.0%	(0.2%)	—	6.2%
Reference laboratory diagnostic and consulting services	328,383	320,294	8,089	2.5%	0.1%	—	2.4%
CAG diagnostics services and accessories	33,158	30,060	3,098	10.3%	0.1%	—	10.2%
CAG Diagnostics capital - instruments	$29,528	$32,254	$(2,726)	(8.4%)	0.3%	—	(8.7%)
Veterinary software, services and diagnostic imaging systems	$79,019	$70,948	$8,071	11.4%	0.1%	5.2%	6.1%
Recurring revenue	64,644	54,607	10,037	18.4%	0.1%	6.8%	11.5%
Systems and hardware	14,375	16,341	(1,966)	(12.0%)	—	—	(12.0%)
Net CAG revenue	$891,990	$837,160	$54,830	6.5%	0.1%	0.4%	6.0%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher realized prices and, to a lesser extent, increased volumes supported by new business gains and sustained high customer retention rates, offsetting constraints from macroeconomic and sector headwinds. The comparative impact of equivalent days, related to a shipping-day benefit in the current quarter, increased revenue growth by approximately 1%. The change in foreign currency exchange rates increased revenue growth by 0.1%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher price realization and, to a lesser extent, volume increases, supported by the expansion of our installed base of instruments and our expanded menu of available tests, and a shipping-day benefit in the current quarter. The change in foreign currency exchange rates increased revenue growth by 0.1%.

The increase in rapid assay revenue resulted primarily from higher price realization and, to a lesser extent, a shipping-day benefit in the current quarter, partially offset by lower volumes. The change in foreign currency exchange rates decreased revenue growth by 0.2%.

The increase in reference laboratory diagnostic and consulting services revenue was due to higher global price realization and higher testing volumes, primarily in the U.S., and, to a lesser extent, in Asia Pacific and Europe. The change in foreign currency exchange rates increased revenue growth by 0.1%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the 10% growth in our active installed base of premium instruments. The change in foreign currency exchange rates increased revenue growth by 0.1%.

CAG Diagnostics Capital – Instrument Revenue. The decrease in instrument revenue was primarily due to lower premium instruments placements and, to a lesser extent, program effects on pricing. The change in foreign currency exchange rates increased revenue growth by 0.3%. Instrument revenue does not include our IDEXX inVue DxTM Cellular Analyzer pre-orders, which will be recognized in revenue when the instruments are delivered, which is anticipated to begin in North America during the fourth quarter of 2024.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in revenue was primarily due to higher recurring revenue from subscriptions and support revenue from an expanded SaaS installed base, and higher realized prices. The decrease in our systems and hardware revenue was due to lower system, accessories, and hardware sales. Acquisitions increased revenue growth by 5.2%. The change in foreign currency exchange rates increased revenue growth by 0.1%.

The following table presents the CAG segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$891,990		$837,160		$54,830	6.5%
Cost of revenue	347,529		337,869		9,660	2.9%
Gross profit	544,461	61.0%	499,291	59.6%	45,170	9.0%

Operating expenses:
Sales and marketing	132,848	14.9%	123,657	14.8%	9,191	7.4%
General and administrative	84,611	9.5%	78,770	9.4%	5,841	7.4%
Research and development	49,920	5.6%	43,506	5.2%	6,414	14.7%
Total operating expenses	267,379	30.0%	245,933	29.4%	21,446	8.7%
Income from operations	$277,082	31.1%	$253,358	30.3%	$23,724	9.4%

Gross Profit. Gross profit increased due to higher revenue and a 140 basis point increase in the gross profit margin. The increase in the gross profit margin reflected favorable business mix, lower instrument costs, recurring software and services gross margin gains, and the benefit from net price realization, offsetting inflationary cost impacts. The overall change in foreign currency exchange rates decreased the gross profit margin by approximately 10 basis points, including the impact of lower hedge gains during the current period compared to the prior period.

Operating Expenses. Sales and marketing expense increased primarily due to higher travel, meeting, and personnel-related costs. General and administrative expense increased primarily due to higher information technology and outside services, as well as higher acquisition-related costs. Research and development expense increased primarily due to project costs. The change in foreign currency exchange rates was not significant to operating expense growth.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$50,162		$44,450		$5,712	12.9%
Cost of revenue	15,407		13,416		1,991	14.8%
Gross profit	34,755	69.3%	31,034	69.8%	3,721	12.0%

Operating expenses:
Sales and marketing	5,936	11.8%	5,345	12.0%	591	11.1%
General and administrative	3,903	7.8%	4,125	9.3%	(222)	(5.4%)
Research and development	1,308	2.6%	1,236	2.8%	72	5.8%
Total operating expenses	11,147	22.2%	10,706	24.1%	441	4.1%
Income from operations	$23,608	47.1%	$20,328	45.7%	$3,280	16.1%

Revenue. The increase in revenue was due to higher realized prices and higher volumes. The increase in volumes in the U.S. and, to a lesser extent, Europe, was primarily from our Colilert test products and related accessories used in coliform and E. coli testing. The change in foreign currency exchange rates decreased revenue by approximately 0.3%.

Gross Profit. Gross profit increased due to higher revenue, partially offset by a 50 basis point decrease in the gross profit margin. The decrease in the gross profit margin was primarily due to higher product costs, partially offset by higher realized prices. The overall change in foreign currency exchange rates decreased the gross profit margin by approximately 50 basis points, including the impact of hedge losses during the current period compared to hedge gains in the prior period.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs and marketing initiatives. General and administrative expense decreased primarily due to lower bad debt expense. Research and development expense increased primarily due to higher personnel-related cost. The change in foreign currency exchange rates decreased operating expense growth by less than 1.0%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$28,992		$29,747		$(755)	(2.5%)
Cost of revenue	14,365		13,911		454	3.3%
Gross profit	14,627	50.5%	15,836	53.2%	(1,209)	(7.6%)

Operating expenses:
Sales and marketing	7,210	24.9%	6,253	21.0%	957	15.3%
General and administrative	3,933	13.6%	4,199	14.1%	(266)	(6.3%)
Research and development	2,595	9.0%	2,979	10.0%	(384)	(12.9%)
Total operating expenses	13,738	47.4%	13,431	45.2%	307	2.3%
Income from operations	$889	3.1%	$2,405	8.1%	$(1,516)	(63.0%)

Revenue. The decrease in revenue was primarily due to lower testing levels in Asia Pacific, partially offset by higher volumes in North America and benefits from higher realized prices. The change in foreign currency exchange rates decreased revenue growth by 0.2%.

Gross Profit. The decrease in gross profit was primarily due to a 270 basis point decrease in the gross profit margin and lower revenue. The decrease in the gross profit margin was primarily due to higher product and distribution costs, partially offset by higher realized prices. The overall change in foreign currency exchange rates decreased the gross profit margin by approximately 70 basis points, including the impact of lower hedge gains during the current period compared to the prior period.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs. General and administrative expense decreased primarily due to lower bad debt expense. Research and development expense decreased primarily due to lower personnel-related and project costs. The change in foreign currency exchange rates was not significant to operating expense growth.

Other

The following table presents the Other results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$4,399		$4,170		$229	5.5%
Cost of revenue	2,204		2,349		(145)	(6.2%)
Gross profit	2,195	49.9%	1,821	43.7%	374	20.5%

Operating expenses:
Sales and marketing	287	6.5%	443	10.6%	(156)	(35.2%)
General and administrative	(560)	(12.7%)	1,940	46.5%	(2,500)	(128.9%)
Research and development	155	3.5%	246	5.9%	(91)	(37.0%)
Total operating expenses	(118)	(2.7%)	2,629	63.0%	(2,747)	(104.5%)
Income from operations	$2,313	52.6%	$(808)	(19.4%)	$3,121	(386.3%)

Revenue. The increase in revenue was primarily due to higher realized prices of our OPTI Medical consumables, partially offset by lower consumables volumes.

Gross Profit. Gross profit increased primarily due to a 620 basis point increase in the gross profit margin. The increase in the gross profit margin was largely due to higher realized prices. The change in foreign currency exchange rates did not have a significant impact on the gross profit margin.

Operating Expenses. Sales and marketing expense decreased due to lower personnel-related costs. General and administrative expense decreased primarily due to foreign exchange gains on settlements of foreign currency denominated transactions compared to losses in the prior period. Foreign exchange gains and losses on settlements for all operating segments are reported within Other. Research and development expense decreased due to lower activities that were not attributable to our three primary business segments.

Non-Operating Items

Interest Expense and Income. Interest expense was $7.7 million for the three months ended September 30, 2024, as compared to $8.6 million for the same period during the prior year. The decrease in interest expense was primarily due to lower average debt levels and lower interest rates. Interest income was $2.7 million for the three months ended September 30, 2024, compared to $1.3 million for the same period during the prior year. This increase in interest income is primarily due to the increase in money market investments, as compared to the same period during the prior year.

Provision for Income Taxes. Our effective income tax rate was 22.1% for the three months ended September 30, 2024, compared to 20.8% for the three months ended September 30, 2023. The increase in our effective tax rate was primarily due to lower tax benefits related to share-based compensation, partially offset by the tax impact of differences in geographical income mix.

Results of Operations

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

Total Company. The following table presents total Company revenue by operating segment:

	For the Nine Months Ended September 30,
Net Revenue (dollars in thousands)	2024	2023	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$2,703,573	$2,531,091	$172,482	6.8%	(0.2%)	0.4%	6.7%
United States	1,835,049	1,732,752	102,297	5.9%	—	0.5%	5.4%
International	868,524	798,339	70,185	8.8%	(0.6%)	—	9.4%

Water	$139,959	$126,362	$13,597	10.8%	(0.4%)	—	11.1%
United States	73,331	63,932	9,399	14.7%	—	—	14.7%
International	66,628	62,430	4,198	6.7%	(0.7%)	—	7.5%

LPD	$87,503	$88,866	$(1,363)	(1.5%)	(0.6%)	—	(0.9%)
United States	15,840	14,005	1,835	13.1%	—	—	13.1%
International	71,663	74,861	(3,198)	(4.3%)	(0.7%)	—	(3.6%)

Other	$12,181	$13,033	$(852)	(6.5%)	—	—	(6.5%)

Total Company	$2,943,216	$2,759,352	$183,864	6.7%	(0.2%)	0.3%	6.6%
United States	1,929,213	1,815,066	114,147	6.3%	—	0.5%	5.8%
International	1,014,003	944,286	69,717	7.4%	(0.6%)	—	8.0%

(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in organic revenue reflects growth in CAG Diagnostics recurring revenue, including benefits from higher realized prices and, to a lesser extent, increased volumes, supported by new business gains and sustained high customer retention rates offsetting constraints from macroeconomic and sector headwinds. Higher volumes and price gains in recurring veterinary software, services, and diagnostic imaging also contributed to increased revenue, supported by demand for subscription-based software. Higher revenue in our Water business was primarily due to the benefit of price increases and increased volume in the U.S. and Europe. The decrease in LPD revenue was primarily due to lower testing levels in Asia Pacific, partially offset by higher realized prices and volume growth in the U.S. and Europe. The decrease in Other revenue was primarily due to lower volumes of our OPTI Medical instruments and consumables. Acquisitions increased revenue growth by 0.3%. The change in foreign currency exchange rates decreased revenue growth by 0.2%.

The following table presents total Company results of operations:

	For the Nine Months Ended September 30,				Change
Total Company - Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$2,943,216		$2,759,352		$183,864	6.7%
Cost of revenue	1,134,949		1,095,549		39,400	3.6%
Gross profit	1,808,267	61.4%	1,663,803	60.3%	144,464	8.7%

Operating expenses:
Sales and marketing	438,399	14.9%	424,034	15.4%	14,365	3.4%
General and administrative	341,154	11.6%	248,804	9.0%	92,350	37.1%
Research and development	162,063	5.5%	139,139	5.0%	22,924	16.5%
Total operating expenses	941,616	32.0%	811,977	29.4%	129,639	16.0%
Income from operations	$866,651	29.4%	$851,826	30.9%	$14,825	1.7%

Gross Profit. Gross profit increased due to higher revenue and a 110 basis point increase in the gross profit margin. The increase in the gross profit margin reflected favorable business mix, lower instrument costs, recurring software and services gross margin gains, and the benefit from net price realization, offsetting inflationary cost impacts. The change in foreign currency exchange rates on the gross profit margin was not significant.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related, meeting, and travel costs. General and administrative expense increased primarily due to a $61.5 million expense related to an ongoing litigation matter, the comparison to the prior year benefit of a $16.0 million customer contract resolution gain, higher information technology and outside services, and acquisition-related costs. Research and development expense increased primarily due to higher project costs. The change in foreign currency exchange rates was not significant to operating expense growth.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Nine Months Ended September 30,
Net Revenue (dollars in thousands)	2024	2023	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$2,372,041	$2,223,336	$148,705	6.7%	(0.2%)	—	6.9%
IDEXX VetLab consumables	971,405	890,891	80,514	9.0%	(0.3%)	—	9.3%
Rapid assay products	282,379	266,934	15,445	5.8%	(0.2%)	—	6.0%
Reference laboratory diagnostic and consulting services	1,020,094	973,580	46,514	4.8%	(0.1%)	—	4.9%
CAG diagnostics services and accessories	98,163	91,931	6,232	6.8%	(0.4%)	—	7.2%
CAG Diagnostics capital - instruments	$98,912	$99,452	$(540)	(0.5%)	(0.4%)	—	(0.1%)
Veterinary software, services and diagnostic imaging systems:	$232,620	$208,303	$24,317	11.7%	—	4.4%	7.3%
Recurring revenue	187,461	160,039	27,422	17.1%	—	5.7%	11.5%
Systems and hardware	45,159	48,264	(3,105)	(6.4%)	(0.1%)	—	(6.4%)
Net CAG revenue	$2,703,573	$2,531,091	$172,482	6.8%	(0.2%)	0.4%	6.7%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher realized prices and, to a lesser extent, increased volumes, supported by new business gains and sustained high customer retention rates, offsetting constraints from macroeconomic and sector headwinds. The impact in foreign currency exchange rates decreased CAG Diagnostics recurring revenue growth by 0.2%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher price realization and, to a lesser extent, volume increases, supported by the expansion of our installed base of instruments and our expanded menu of available tests. The change in foreign currency exchange rates decreased revenue growth by 0.3%.

The increase in rapid assay revenue resulted primarily from higher price realization, partially offset by lower volumes. The change in foreign currency exchange rates decreased revenue growth by 0.2%.

The increase in reference laboratory diagnostic and consulting services revenue was due to higher global price realization and higher testing volumes, primarily in the U.S. and, to a lesser extent, Asia Pacific and Europe. The change in foreign currency exchange rates decreased revenue growth by 0.1%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the 10% growth in our active installed base of premium instruments. The change in foreign currency exchange rates decreased revenue growth by 0.4%.

CAG Diagnostics Capital – Instrument Revenue. The decrease in instrument revenue was primarily due to program effects on pricing, largely offset by higher premium instrument placements. The change in foreign currency exchange rates decreased revenue growth by 0.4%.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in revenue was primarily due to higher realized prices and higher recurring revenue from subscription and support revenue from an expanded SaaS installed base. The decrease in our systems and hardware revenue was due to lower hardware sales associated with new software placements, which are primarily cloud-based, and lower accessories sales. The change in foreign currency exchange rates was not significant to revenue growth. Acquisitions increased revenue growth by 4.4%.

The following table presents the CAG segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$2,703,573		$2,531,091		$172,482	6.8%
Cost of revenue	1,043,805		1,007,334		36,471	3.6%
Gross profit	1,659,768	61.4%	1,523,757	60.2%	136,011	8.9%

Operating expenses:
Sales and marketing	399,186	14.8%	387,695	15.3%	11,491	3.0%
General and administrative	313,442	11.6%	219,758	8.7%	93,684	42.6%
Research and development	148,812	5.5%	125,687	5.0%	23,125	18.4%
Total operating expenses	861,440	31.9%	733,140	29.0%	128,300	17.5%
Income from operations	$798,328	29.5%	$790,617	31.2%	$7,711	1.0%

Gross Profit. Gross profit increased due to higher revenue and a 120 basis point increase in the gross profit margin. The increase in the gross profit margin reflected favorable business mix, lower instrument costs, recurring software and services gross margin gains, and the benefit from net price realization, offsetting inflationary cost impacts. The change in foreign currency exchange rates on the gross profit margin was not significant.

Operating Expenses. Sales and marketing expense increased primarily due to personnel-related, meeting, and travel costs. General and administrative expense increased primarily due to a $61.5 million expense related to an ongoing litigation matter, the comparison to the prior year benefit of a $16.0 million customer contract resolution gain, and higher information technology and outside services, as well as higher acquisition-related costs. Research and development expense increased primarily due to project costs. The change in foreign currency exchange rates was not significant to operating expense growth.

Water

The following table presents the Water segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$139,959		$126,362		$13,597	10.8%
Cost of revenue	42,633		37,741		4,892	13.0%
Gross profit	97,326	69.5%	88,621	70.1%	8,705	9.8%

Operating expenses:
Sales and marketing	17,423	12.4%	15,814	12.5%	1,609	10.2%
General and administrative	12,534	9.0%	12,054	9.5%	480	4.0%
Research and development	3,827	2.7%	3,634	2.9%	193	5.3%
Total operating expenses	33,784	24.1%	31,502	24.9%	2,282	7.2%
Income from operations	$63,542	45.4%	$57,119	45.2%	$6,423	11.2%

Revenue. The increase in revenue was due to higher realized prices and higher volumes. The increase in volumes in the U.S. and Europe was primarily from our Colilert test products and related accessories used in coliform and E. coli testing. The change in foreign currency exchange rates decreased revenue growth by 0.4%.

Gross Profit. Gross profit increased due to higher revenue, partially offset by a 60 basis point decrease in the gross profit margin. The decrease in the gross profit margin was primarily due to higher product costs, partially offset by higher realized prices. The overall change in foreign currency exchange rates decreased the gross profit margin by approximately 10 basis points, including the impact of lower hedge gains during the current period compared to the prior period.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs and marketing initiatives. General and administrative expense increased primarily due to higher personnel-related costs and an increase in bad debt expense. Research and development expense increased primarily due to higher outside service costs. The change in foreign currency exchange rates was not significant to operating expense growth.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$87,503		$88,866		$(1,363)	(1.5%)
Cost of revenue	42,084		41,891		193	0.5%
Gross profit	45,419	51.9%	46,975	52.9%	(1,556)	(3.3%)

Operating expenses:
Sales and marketing	20,937	23.9%	19,153	21.6%	1,784	9.3%
General and administrative	12,420	14.2%	13,075	14.7%	(655)	(5.0%)
Research and development	8,808	10.1%	9,083	10.2%	(275)	(3.0%)
Total operating expenses	42,165	48.2%	41,311	46.5%	854	2.1%
Income from operations	$3,254	3.7%	$5,664	6.4%	$(2,410)	(42.5%)

Revenue. The decrease in revenue was primarily due to lower testing levels in Asia Pacific, partially offset by higher realized prices and volumes growth in the U.S. and Europe. The change in foreign currency exchange rates decreased revenue growth by 0.6%.

Gross Profit. The decrease in gross profit was primarily due to a 100 basis point decrease in the gross profit margin and lower revenue. The decrease in the gross profit margin was primarily due to higher product and distribution costs and unfavorable business mix, partially offset by higher realized prices. The overall change in foreign currency exchange rates increased the gross profit margin by approximately 20 basis points, including the impact of hedge gains during the current period compared to hedge losses during the prior period.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs. General and administrative expense decreased primarily due to lower bad debt expense and personnel-related costs. Research and development expense decreased primarily due to lower project costs. The change in foreign currency exchange rates was not significant to operating expense growth.

Other

The following table presents the Other results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$12,181		$13,033		$(852)	(6.5%)
Cost of revenue	6,427		8,583		(2,156)	(25.1%)
Gross profit	5,754	47.2%	4,450	34.1%	1,304	29.3%

Operating expenses:
Sales and marketing	853	7.0%	1,372	10.5%	(519)	(37.8%)
General and administrative	2,758	22.6%	3,917	30.1%	(1,159)	(29.6%)
Research and development	616	5.1%	735	5.6%	(119)	(16.2%)
Total operating expenses	4,227	34.7%	6,024	46.2%	(1,797)	(29.8%)
Income from operations	$1,527	12.5%	$(1,574)	(12.1%)	$3,101	(197.0%)

Revenue. The decrease in revenue was primarily due to lower volumes of our OPTI Medical instruments and consumables, partially offset by higher realized prices.

Gross Profit. Gross profit increased due to a 1,310 basis point increase in the gross profit margin, which offset the impact from lower revenue. The increase in the gross profit margin was largely due to higher realized prices. The change in foreign currency exchange rates did not have a significant impact on the gross profit margin.

Operating Expenses. Sales and marketing expense decreased due to lower compensation costs. General and administrative expense decreased primarily due to lower foreign exchange losses on settlements of foreign currency denominated transactions compared to the prior period. Foreign exchange gains and losses on settlements for all operating segments are reported within Other. Research and development expense decreased due to lower activities that were not attributable to our three primary business segments.

Non-Operating Items

Interest Expense and Income. Interest expense was $23.7 million for the nine months ended September 30, 2024, as compared to $32.3 million for the same period during the prior year. The decrease in interest expense was primarily due to lower average debt levels and, to a lesser extent, lower interest rates. Interest income was $10.5 million for the nine months ended September 30, 2024, compared to $2.0 million for the same period during the prior year. This increase in interest income is primarily due to the increase in money market investments, as compared to the same period during the prior year.

Provision for Income Taxes. Our effective income tax rate was 21.3% for the nine months ended September 30, 2024, compared to 20.8% for the nine months ended September 30, 2023. The increase in our effective tax rate was primarily due to lower tax benefits related to share-based compensation, partially offset by the tax impact of differences in geographical income mix.

Liquidity and Capital Resources

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. We generate cash primarily through the payments made by customers for our companion animal veterinary, livestock, poultry, dairy, and water products and services, consulting services, and other various systems and services. Our cash disbursements are primarily related to compensation and benefits for our employees, inventory and supplies, repurchases of our common stock, taxes, research and development, capital expenditures, rents, occupancy-related charges, interest expense, and business acquisitions. As of September 30, 2024, we had $308.6 million of cash and cash equivalents, compared to $453.9 million as of December 31, 2023. Working capital totaled $424.5 million as of September 30, 2024, compared to $543.7 million as of December 31, 2023. As of September 30, 2024, we had a remaining borrowing availability of $998.2 million under our $1.25 billion Credit Facility, with $250.0 million in outstanding borrowings under the Credit Facility. The general availability of funds under our Credit Facility is reduced by $1.8 million for outstanding letters of credit. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example, to fund significant discretionary activities, we could elect to raise capital in the U.S. through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and cash equivalents are generally available without restrictions to fund ordinary business operations outside the U.S.
The following table presents cash and cash equivalents held domestically and by our foreign subsidiaries:

Cash and cash equivalents (dollars in thousands)	September 30, 2024	December 31, 2023

U.S.	$181,689	$324,434
Foreign	126,947	129,498
Total	$308,636	$453,932

Total cash and cash equivalents held in U.S. dollars by our foreign subsidiaries	$7,241	$13,170
Of the $308.6 million of cash and cash equivalents held as of September 30, 2024, approximately $136.1 million was held as bank deposits at a diversified group of institutions, primarily systemically important banks, and $172.5 million was held in a U.S. government money market fund. As of December 31, 2023, of the $453.9 million of cash and cash equivalents held, $163.1 million was held as bank deposits at a diversified group of institutions, primarily systemically important banks, and $290.8 million was held in a U.S. government money market fund. Cash and cash equivalents as of September 30, 2024, included approximately $1.0 million in cash denominated in non-U.S. currencies held in a country with currency control restrictions, which limit our ability to transfer funds outside of the country in which they are held without incurring costs.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023

Days sales outstanding (1)	48.9	47.3	45.7	46.1	45.6
Inventory turns (2)	1.3	1.4	1.3	1.3	1.3

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

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Change

Net cash provided by operating activities	$666,976	$656,659	$10,317
Net cash used by investing activities	(167,219)	(94,819)	(72,400)
Net cash used by financing activities	(645,291)	(340,152)	(305,139)
Net effect of changes in exchange rates on cash	238	(2,538)	2,776
Net change in cash and cash equivalents	$(145,296)	$219,150	$(364,446)

Operating Activities. Cash provided by operating activities during the nine months ended September 30, 2024, increased $10.3 million, compared to the same period during the prior year, primarily due to higher net income, partially offset by higher income tax and annual employee incentive program payments during the current period. The following table presents cash flow impacts from changes in operating assets and liabilities:

	For the Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Change

Accounts receivable	$(56,087)	$(54,557)	$(1,530)
Inventories	(24,756)	(31,647)	6,891
Accounts payable	2,347	(6,799)	9,146
Deferred revenue	(735)	(3,347)	2,612
Other assets and liabilities	(45,272)	(17,902)	(27,370)
Total change in cash due to changes in operating assets and liabilities	$(124,503)	$(114,252)	$(10,251)

Cash provided by changes in operating assets and liabilities during the nine months ended September 30, 2024, increased $10.3 million, compared to the same period during the prior year. The $27.4 million increase in cash used for other assets and liabilities was primarily due to higher annual cash taxes paid, compared to the same period in the prior year, higher annual employee incentive program payments during the current period, a net increase in consideration paid to customers and a $10.0 million royalty prepayment in the current year. Uses of cash were partially offset by higher non-cash operating expenses recorded as accrued liabilities, including a $61.5 million accrual charge related to an ongoing litigation matter recorded in the second quarter of 2024, and by a comparative benefit from the use of cash during the prior year for a $15.0 million milestone payment to license intellectual property.

We have historically experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

Investing Activities. Cash used by investing activities was $167.2 million during the nine months ended September 30, 2024, compared to $94.8 million for the same period during the prior year. The increase in cash used by investing activities was primarily due to the acquisition of a software business during the current year.

Our total capital expenditure outlook for 2024 is estimated to be approximately $160 million, which includes capital investments to support growth in manufacturing and operations facilities and in customer-facing software development.

Financing Activities. Cash used by financing activities was $645.3 million during the nine months ended September 30, 2024, compared to $340.2 million of cash used for the same period during the prior year. The increase in cash used was primarily due to $591.0 million of repurchases of our common stock during the current year, compared to $35.1 million of repurchases during the prior year, and due to the July 2024 repayment of our $75.0 million 2024 Series B Notes. This increase in cash used by financing was partially offset by no net borrowings or repayments under our Credit Facility during the current year, compared to repayments of $329.0 million under our Credit Facility during the prior year.

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

As of September 30, 2024, we had $250.0 million in outstanding borrowings under the Credit Facility. The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test.

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

Financial Covenant. The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, non-recurring transaction expenses incurred in connection with acquisitions, share-based compensation expense, and certain other non-cash losses and charges (“Adjusted EBITDA”), as defined in the Senior Note Agreement and Credit Facility, not to exceed 3.5-to-1. As of September 30, 2024, we were in compliance with such covenant. The following details our consolidated leverage ratio calculation:

(dollars in thousands)	Twelve Months Ended
Trailing 12 Months Adjusted EBITDA:	September 30, 2024

Net income attributable to stockholders	$866,239
Interest expense	32,972
Provision for income taxes	226,873
Depreciation and amortization	125,967
Acquisition-related expense	276
Share-based compensation expense	61,260
Extraordinary and other non-recurring non-cash charges	1,734
Adjusted EBITDA	$1,315,321

Debt to Adjusted EBITDA Ratio:	September 30, 2024

Line of Credit	$250,000
Current and long-term portions of long-term debt	623,898
Total debt	873,898
Acquisition-related contingent consideration payable	4,687
Deferred financing costs	249
Gross debt	$878,834
Gross debt to Adjusted EBITDA ratio	0.67

Less: Cash and cash equivalents	$308,636
Net debt	$570,198
Net debt to Adjusted EBITDA ratio	0.43

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies, and guarantees as of September 30, 2024, are described in Note 16 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

During the third quarter of 2024, we remitted our final payment of $21.8 million for the deemed repatriation tax imposed by the U.S. Tax Cut and Jobs Act of 2017.

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

Foreign Currency Exchange Impacts. Approximately 22% and 21% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies for the three and nine months ended September 30, 2024, respectively, as compared to approximately 21% for both the three and nine months ended September 30, 2023. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated costs and expenses and foreign currency denominated supply contracts partially offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. dollar denominated revenues.

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

The following table presents the estimated foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share for the current period compared to the respective prior-year period:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023

Revenue increase (decrease)	$643	$9,044	$(6,219)	$(13,481)

Operating profit (decrease) increase, excluding hedge activity and exchange impacts on settlement of foreign currency denominated transactions	$(810)	$4,541	$(4,448)	$(8,522)
Hedge gains - current period	512	1,273	3,043	1,723
Exchange gains (losses) on settlements of foreign currency denominated transactions - current period	1,381	(1,396)	(553)	(2,071)
Operating profit increase (decrease) - current period	$1,083	$4,418	$(1,958)	$(8,870)

Hedge gains - prior period	(1,273)	(8,635)	(1,723)	(16,652)
Exchange losses on settlement of foreign currency denominated transactions - prior period	1,396	3,036	2,071	4,643
Operating profit increase (decrease) - compared to prior period	$1,206	$(1,181)	$(1,610)	$(20,879)

Diluted earnings per share increase (decrease) - compared to prior period	$0.01	$(0.01)	$(0.01)	$(0.19)
At our current foreign exchange rate assumptions, we anticipate year-over-year changes for the remainder of the year, compared to the respective prior-year period, will increase our revenues by approximately $0.5 million, and reduce operating profit and diluted earnings per share by approximately $1 million and $0.01 per share, respectively. These unfavorable currency impacts to our operating profit and diluted earnings per share include net year-over-year impacts of foreign currency hedging activity, which is expected to decrease our total operating profit by approximately $1 million and $0.01 per share for the remainder of the year ending December 31, 2024. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimates assume that the value of the U.S. dollar will reflect the euro at $1.08, the British pound at $1.29, the Canadian dollar at $0.72, and the Australian dollar at $0.66; and the Japanese yen at ¥152, the Chinese renminbi at RMB 7.18, and the Brazilian real at R$5.66 relative to the U.S. dollar for the remainder of 2024.

Based on projected revenues and expenses for the remainder of 2024, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1% strengthening of the U.S. dollar would reduce revenue by approximately $3 million and operating income by approximately $1 million, net of hedge positions.

Interest Rate Risk and Effects of Inflation. We entered into an interest rate swap to manage the effect of variable interest obligations on amounts borrowed under the terms of the Credit Facility. Beginning on March 31, 2023, the variable interest rate associated with $250.0 million of borrowings outstanding under the Credit Facility became effectively fixed at 3.9%, plus the applicable credit spread, through October 20, 2025. Borrowings outstanding under the Credit Facility at September 30, 2024, were $250.0 million. We have designated the interest rate swap as a cash flow hedge. For more information regarding our interest rate swap, refer to “Part I, Item 1. Financial Statements, Note 19. Hedging Instruments.”

During the three and nine months ended September 30, 2024, we experienced inflationary pressure on our operating costs, and we expect to continue to face higher costs for labor, commodities, energy, and transportation, as well as increased prices from suppliers during the remainder of 2024. We may not be able to offset these higher costs through productivity initiatives and price increases, which may materially and adversely affect our business, results of operations, and financial condition. Any price increases we may impose may lead to declines in sales volume or loss of business, if competitors do not similarly adjust their prices, or customers refuse to purchase at the higher prices.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (3) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

July 1 to July 31, 2024	163,600		$484.39	163,600	1,992,245
August 1 to August 31, 2024	160,346		$487.23	160,059	1,832,186
September 1 to September 30, 2024	135,382		$500.75	135,200	1,696,986
Total	459,328	(2)		458,859	1,696,986

(1)As of December 31, 2023, our Board of Directors had approved the repurchase of up to 73 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The share repurchase program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the share repurchase program has been increased by the Board of Directors on numerous occasions. There is no specified expiration date for this share repurchase program. There were no other repurchase programs outstanding during the three months ended September 30, 2024, and no share repurchase programs expired during the period. There were 458,859 share repurchases made during the three months ended September 30, 2024, in transactions made pursuant to our share repurchase program.

(2)During the three months ended September 30, 2024, we received 469 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

(3)Includes the nondeductible 1% excise tax for shares repurchased in the open market.

The total shares repurchased include shares surrendered for employee statutory tax withholding. Refer to Note 12 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Item 5. Other Information

Rule 10b5-1 Trading Plan Elections

On August 29, 2024, Jonathan W. Ayers, one of our independent directors, entered into a Rule 10b5-1 trading arrangement (the “plan’”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale during the duration of the plan and subject to certain price limits, of up to 95,540 shares of common stock underlying a non-qualified stock option equity award granted to Mr. Ayers on February 14, 2015. The plan will expire on February 11, 2025, subject to early termination in accordance with the terms of the plan.

Except for the plan described above, during the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date / Period End Date	Filed / Furnished Herewith
Material Contracts

10.1**	Third Amended and Restated Employment Agreement, dated August 2, 2024, by and between the Company and Jonathan J. Mazelsky				X
10.2**	Form of Change in Control Agreement, by and between each of the Company’s Executive Officers, other than the Chief Executive Officer				X

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
X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)				X

Interactive data file

101	The following financial and related information from IDEXX Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL, and contained in Exhibit 101.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: October 31, 2024	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)