Form 10-K
period 2024-12-31
IDEXX LABORATORIES INC /DE
filed 2025-02-21
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Based on the closing sale price on June 30, 2024, of the registrant’s Common Stock, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the NASDAQ Global Select Market, the aggregate market value of the voting stock held by non-affiliates of the registrant was $40,083,530,200. For these purposes, the registrant considers its directors and executive officers to be its only affiliates.
The number of shares outstanding of the registrant’s Common Stock was 81,328,233 on February 12, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Part III—Specifically identified portions of the Company’s definitive Proxy Statement to be filed in connection with the Company’s 2025 annual meeting of stockholders (the “2025 Annual Meeting”), to be held on May 7, 2025, are incorporated herein by reference.

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

Term/Abbreviation	Definition

AI	Artificial intelligence
AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAG	Companion Animal Group, a reporting segment that provides veterinarians diagnostic products and services and information management solutions that enhance the health and well-being of pets.
cGMP	The FDA’s current Good Manufacturing Practice regulations.
Clinical visits	The reason for the visit involves an interaction between a clinician and a pet.
Credit Facility	Our $1.25 billion five-year unsecured credit facility under an amended and restated credit agreement; consisting of i) $1 billion revolving credit facility, also referred to as line of credit, and ii) $250 million three-year term loan.
Customer commitment arrangements	Customer contractual arrangements that provide customers incentives in exchange for multi-year commitments to purchase annual minimum amounts of products and services.
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share, if not specifically stated, EPS refers to earnings per share on a diluted basis.
EU	European Union
FASB	U.S. Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
IVLS	IDEXX VetLab Station, connects and integrates the diagnostic information from all the IDEXX VetLab analyzers and thus provides reference laboratory information management system capability.
Kits and consumables	Rapid assay kits and IDEXX VetLab consumables
LPD	Livestock, Poultry and Dairy, a reporting segment that provides diagnostic products and services for livestock and poultry health and ensures the quality and safety of milk and improves producer efficiency.
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

Ortho
Ortho-Clinical Diagnostics, Inc., a subsidiary of QuidelOrtho Corporation, a supplier of dry slide consumables used in our Catalyst One and Catalyst Dx Chemistry Analyzers and VetTest Chemistry Analyzer.

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

Our name, logo and the following terms used in this Annual Report on Form 10-K are either registered trademarks or trademarks of IDEXX Laboratories, Inc. in the United States and/or other countries: 4Dx®, Alertys®, Animana®, Catalyst Dx®, Catalyst One®, Coag Dx™, Colilert®, Colisure®, Cornerstone®, Enterolert®, ezyVet®, Feline Triple®, Filta-Max®, Filta-Max xpress®, IDEXX DecisionIQ™, IDEXX inVue Dx™, IDEXX I-Vision CR®, IDEXX I-Vision DR®, IDEXX I-Vision Mobile™, IDEXX Neo®, IDEXX-PACS™, IDEXX SDMA®, IDEXX VetAutoread™, IDEXX VetLab®, IDEXX VetLab® UA™, IDEXX VetMedStat®, LaserCyte®, LaserCyte® Dx, OPTI®, Pet Health Network®, Petly® Plans, ProCyte Dx®, Pseudalert®, Quanti-Tray®, rVetLink®, SediVue Dx®, SNAP®, SNAPduo®, SNAP Pro®, SNAPshot Dx®, TECTA®, VetConnect®, VetLINK®, VetLyte®, Vet Radar®, VetStat®, and VetTest®. VetAutoread is a trademark of QBC Diagnostics.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2024, contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to, among other things, global trends in companion animal healthcare and demand for our products and services; our expectations regarding supply chain and logistics challenges; our expectations regarding the labor supply; future revenue growth rates; future tax benefits; the impact of tax legislation and regulatory action; revenue recognition timing and amounts; business trends, earnings and other measures of financial performance; the effect of economic downturns and inflation on our business performance; tariffs; the projected effect of patent and license expirations; the projected impact of foreign currency exchange rates and hedging activities; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; the working capital and liquidity outlook; interest expense; warranty expense; share-based compensation expense; the adoption and projected impact of new accounting standards; critical accounting estimates; deductibility of goodwill; future commercial and operational efforts; future incorporation of artificial intelligence into our products, services and business processes; future product launches; projected cost and completion of capital investments; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events, are based on current estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the matters described under the headings “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K. Any forward-looking statements represent our estimates only as of the day this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public and they are subject to the risks and uncertainties described or cross-referenced in this section. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

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
•Diagnostic and health-monitoring products for livestock, poultry, and dairy;
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

In-Clinic Diagnostic Solutions. Our in-clinic diagnostic solutions are comprised of our IDEXX VetLab suite of in-clinic chemistry, hematology, immunoassay, electrolyte, urinalysis, cytology, blood gas, and coagulation analyzers, as well as associated consumable products that provide real-time reference lab quality diagnostic results. Several of these in-clinic analyzers, including the Catalyst One Chemistry analyzer, ProCyte One hematology analyzer, SediVue Dx Analyzer, and IDEXX inVue Dx Cellular Analyzer, utilize proprietary artificial intelligence (“AI”) capabilities in their image capture systems to analyze samples. IDEXX in-clinic analyzers feature load-and-go sample handling and integration with a cloud-enabled software ecosystem, including the IDEXX VetLab Station and VetConnect PLUS. Our in-clinic diagnostic solutions also include a broad range of single-use, IDEXX SNAP rapid assay test kits that provide quick, accurate, and convenient point-of-care diagnostic test results for a variety of companion animal disease-causing pathogens and health conditions. Additionally, we offer extended maintenance agreements in connection with the sale of our instruments.

    Blood and Urine Chemistry. Our blood and urine chemistry analyzers are used by veterinarians to measure levels of certain enzymes and other substances in blood or urine for monitoring health status and assisting in diagnosing physiologic conditions. We actively sell the Catalyst One Chemistry Analyzer and continue to support the Catalyst Dx Analyzer, both of which perform chemistry, immunoassay, and electrolyte tests. We also support the

VetStat Electrolyte and Blood Gas analyzer. Sales of consumables to customers who use our chemistry analyzers provide the majority of our instrument consumables revenues from our installed base of IDEXX VetLab instruments.

    Hematology. Our hematology analyzers assess the cellular components of blood, including red blood cells, white blood cells, and platelets (also called a complete blood count). These analyzers include the ProCyte One and ProCyte Dx hematology analyzers. We also sell the Coag Dx Analyzer, which permits the detection and diagnosis of blood clotting disorders. We continue to offer consumables to support analyzers that are not actively marketed including the LaserCyte Dx Hematology Analyzer.

    Urinalysis. The SediVue Dx Analyzer provides a complete urine sediment analysis. This platform features proprietary AI capabilities. The IDEXX VetLab UA Analyzer provides rapid, automated capture of semi-quantitative chemical urinalysis from IDEXX UA strips and is validated specifically for veterinary use.

    Cytology. During the fourth quarter of 2024, we launched in North America our new cellular analyzer, IDEXX inVue Dx, which detects the most common cytologic changes found in blood. The IDEXX inVue Dx Cellular Analyzer uses advanced optics and AI technology in a slide-free, load-and-go platform.

    Rapid Assay. The SNAP rapid assays are single-use, handheld test kits that can work without the use of instrumentation, although many kits may also be activated with results automatically captured and interpreted by the SNAP Pro Analyzer. This device improves medical care by allowing veterinarians to share the test results with the pet owner on the SNAP Pro Analyzer screen, or via VetConnect PLUS. The principal canine SNAP rapid assay tests include SNAP 4Dx Plus, which tests for the seven vector-borne diseases causing pathogens, including Lyme disease as well as canine heartworm, and SNAP Heartworm RT, which tests for heartworm. Sales of our canine vector-borne disease tests are typically greater in the first half of our fiscal year due to seasonality of disease testing in the veterinary practices in the Northern Hemisphere. The principal feline SNAP rapid assay tests include SNAP Feline Triple, which tests for feline immunodeficiency virus (“FIV”) (which is similar to the virus that leads to AIDS in humans), feline leukemia virus (“FeLV”) and heartworm, and SNAP FIV/FeLV Combo Test, which tests for FIV and FeLV.

    IDEXX VetLab Station. The IDEXX VetLab Station (“IVLS”) connects and integrates the diagnostic information from all the IDEXX VetLab analyzers, and thus provides reference laboratory information management system capability. IVLS also sends all results created on connected instruments instantly to VetConnect PLUS. We sell IVLS as an integral component for our in-clinic analyzer suite. In 2024, we upgraded our IVLS to work easier and faster than our previous version, providing two times faster performance on common workflows and access to historical results five times faster.

Integrated Diagnostic Information Management. VetConnect PLUS is a cloud-based technology that enables veterinarians to access and analyze patients’ data from all of IDEXX’s diagnostic modalities. These integrated diagnostic results provide the veterinarian with a visualization of patient-specific information, allowing the veterinarian to easily see and trend diagnostic results, enabling greater medical insight and enhanced decision-making through IDEXX DecisionIQ, an analytical tool incorporated in VetConnect PLUS that utilizes proprietary technology, including AI, to aid practitioners in making medical diagnoses. In addition, VetConnect PLUS provides instant mobile or browser-based access to results, which can be printed or emailed to pet owners and other veterinarians.

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

IDEXX Telemedicine. Additionally, we provide specialized veterinary consultation, telemedicine, and advisory services, including radiology, dental radiography, cardiology, internal medicine, and ultrasound consulting. These services enable veterinarians to obtain diagnostic interpretations, and radiology and cardiology assessments. IDEXX Telemedicine services are accessed through IDEXX VetMedStat, a cloud-based software platform for case submission and interpretation that embeds proprietary AI capabilities aiding analysis of images and electrocardiogram results.

Veterinary Software and Services & Diagnostic Imaging Systems

Veterinary Software and Services. We develop, market, and sell a portfolio of software and services for independent veterinary clinics and corporate groups. This portfolio includes:

    Practice management systems. We provide software, hardware, and integrated services that run key functions of veterinary clinics, including managing patient electronic health records, scheduling, client communication, billing, and inventory management. Our practice management systems offerings include cloud-based ezyVet, Animana, and IDEXX Neo, and on-premises Cornerstone. To support the software system needs of practices, IDEXX provides integrated services including Payment Solutions, Data Backup & Recovery, and Practice Supplies.

    Third-party integrations strengthen our practice management systems value proposition by improving user workflows and can quickly add new functionality to the practice management systems. Our commercial application programming interfaces and partner management processes allow controlled access to the practice management systems platform while providing an enhanced user experience. Our large practice management systems installed base provides access to veterinary channel transaction activity, enabling a syndicated data offering. Industry pharmaceutical and nutrition partners leverage our data to understand channel market performance and to provide behavioral insights.

    Software applications that extend workflow capabilities for practices and groups. We are able to improve overall patient management and workflow optimization through coordination and tracking of every step of a patient during a hospital stay. Our SmartFlow cloud offering works in conjunction with major veterinary practice management systems, including ezyVet, Cornerstone, Animana, IDEXX Neo, and certain third-party practice management systems, and VetRadar provides workflow capability for ezyVet.

    Client marketing and wellness plan management. In addition, we offer cloud-based client communication (Pet Health Network Pro, Pet Health Network 3D, and Vello) and preventive care plan management software (Petly Plans) designed to strengthen the relationship between the veterinarian and the pet owner. To support the communication needs between general practices and specialty referral practices, IDEXX offers rVetLink software. Lastly, IDEXX Enterprise provides centralized management and reporting capabilities for groups of veterinary practices.

Diagnostic Imaging Systems. Our diagnostic imaging systems capture radiographic images in digital form, replacing traditional x-ray film and the film development process, which generally requires the use of hazardous chemicals and darkrooms. We market and sell two diagnostic imaging systems primarily used in small animal veterinary applications: IDEXX ImageVue DR50 and IDEXX ImageVue DR30.

Our diagnostic imaging systems employ picture archiving and communication system (“PACS”) software called IDEXX-PACS, which facilitates radiographic image capture and review. IDEXX Web PACS is our cloud-based software-as-a-service (“SaaS”) offering for viewing, accessing, storing, and sharing multi-modality diagnostic images. IDEXX Web PACS is integrated with Cornerstone, ezyVet, IDEXX Neo, and IDEXX VetConnect PLUS to provide centralized access to diagnostic imaging results alongside patient diagnostic results from any internet-connected device. IDEXX Web PACS uses proprietary AI capabilities to enable optimal sharing, analysis, and storage of diagnostic images.

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

    IDEXX Tecta Systems. Our IDEXX Tecta system instruments automate several steps in water testing workflows, allowing multiple samples to be tested simultaneously, with remote notification capability. Tecta detects total coliforms and E. coli, E. coli only, fecal coliforms, and enterococci.

Livestock, Poultry and Dairy (“LPD”) - LPD provides diagnostic tests, services, and related instrumentation that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to ensure the quality and safety of milk.

Livestock, Poultry, Herd Health Screening and Production Management. Our livestock and poultry diagnostic products are purchased by government and private laboratories that provide testing services to livestock veterinarians, producers, and processors, and also directly by livestock veterinarians and producers. Our principal livestock and poultry diagnostic products include tests for Bovine Viral Diarrhea Virus (“BVDV”), Porcine Reproductive and Respiratory Syndrome (“PRRS”), Transmittable Spongiform Encephalopathies (“TSE”), and African Swine Fever (“ASFV”). BVDV is a common and contagious viral infection that suppresses the immune system, making the animal susceptible to a host of other infections, and impacting beef and dairy production yields as a result. PRRS is a contagious virus causing reproductive problems and respiratory diseases in swine, leading to increased piglet mortality, reduced growth, and vulnerability to secondary infections. TSE is a transmissible disease in which infected animals exhibit behavioral disturbances and a progressive loss of physical condition that precedes death. Our RealPCR ASFV Test is a real-time polymerase chain reaction (“PCR”) assay that provides early and accurate detection of ASFV supporting prevention, control, and eradication programs by veterinarians and producers. We also sell our Alertys Milk Pregnancy Test, Alertys Ruminant Pregnancy Test, Alertys On-Farm Pregnancy Test, and Rapid Visual Pregnancy Test for cattle and other ruminants, which can detect pregnancy 28 days after breeding using milk, serum, or whole blood samples. We also offer herd health screening services to livestock veterinarians and producers.

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

OPTI Medical. Through OPTI Medical, we sell point-of-care analyzers and related consumables for use in human medical hospitals and clinics to measure electrolytes, blood gases, acid-base balance, glucose, lactate, blood urea nitrogen and ionized calcium, and to calculate other parameters such as base excess and anion gap. These OPTI analyzers are used primarily in emergency rooms, operating rooms, cardiac monitoring areas, and other locations where time-critical diagnostic testing is performed within the hospital setting. The OPTI CCA-TS2 Analyzer runs whole blood, plasma, and serum samples on single-use disposable cassettes that contain various configurations of analytes. Previously we also provided human testing solutions for the detection of SARS-CoV-2, the virus that causes COVID-19. During the first quarter of 2023, we discontinued actively marketing our COVID-19 testing products and services.

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

RESEARCH AND DEVELOPMENT

Our business includes the development and introduction of new products and services and may involve entry into new business areas. We maintain active research and development programs in each of our three primary business segments. Our research and development expenses, which consist of salaries, employee benefits, certain licensing agreements, materials and external consulting and development costs, were $219.8 million for the year ended December 31, 2024, or 5.6% of our consolidated revenue, $191.0 million for the year ended December 31, 2023, or 5.2% of our consolidated revenue and $254.8 million for the year ended December 31, 2022, or 7.6% of our consolidated revenue.

INTELLECTUAL PROPERTY, INCLUDING PATENTS AND LICENSES

We actively seek to protect our intellectual property rights and the competitive position of our innovative offerings through various approaches, including the use of patents, copyrights, trademarks, and trade secrets. We file applications for and obtain patents, copyrights, and trademarks in the U.S. and other countries as we believe appropriate, and we seek to protect our trade secrets and proprietary know-how. We also license patents and technologies from third parties.

While we consider ownership of these intellectual property rights in the aggregate to be important to us, we do not believe that any single patent, copyright, trademark, trade secret, or license is material to our business as a whole, except for licenses related to our Catalyst instruments and consumables, and we primarily rely on the innovative skills, technical expertise, customer focus and knowledge, and marketing abilities of our employees for our business success. In addition, a range of factors help to mitigate the future potential effects of the expiration of any of our patents, licenses, and other intellectual property rights on our results of operations and financial position. These factors include, but are not limited to:

•publications, including peer-reviewed third-party studies, that demonstrate the performance and benefits of our products and services;
•our brand strength and reputation in the marketplace;
•the breadth, quality and integration of our product and service offerings;
•our existing customer relationships and our customer service and support;
•our sales force;
•our online ordering platform that enables direct ordering of (including establishing automatic reorder schedules for) our consumables, tests and other products by our customers;
•the applicable regulatory approval status for certain products;
•our continued investments in innovative product and service improvements that result in new technologies, features, functionalities, enhancements, integrations, and/or additional patents and other intellectual property rights;
•our investment in diagnostic innovations that results in new product and service offerings that are patentable and that expand the test menu for our in-clinic instruments and/or reference laboratory business; and
•our significant know-how, scale and investments related to the product design and manufacturing processes of associated product offerings and certain supply arrangements for consumables that are compatible with our instruments.

We own or have license rights to various patents, patent applications, and technologies in the U.S. and other countries. These patents, patent applications, and technologies relate to intellectual property embodied in certain of our CAG products and services (including our Catalyst instruments and consumables and certain reference laboratory tests), LPD diagnostic products, and Water testing products, as well as other subject matters relevant to the manufacture and commercialization of these products and services. Although certain of these patents and licenses are expected to expire in future years, the expiration of these patents and licenses, individually or in the aggregate, is not expected to have a material effect on our financial position or future operations. In addition, we face robust competition as other companies have been successful in bringing competitive products and services to market, despite the protections afforded by these patent and license rights.

In addition to seeking patent protection as appropriate, we also protect certain intellectual property (such as software and our manufacturing know-how) through U.S. and international trade secret and copyright laws. We seek to protect our trade secrets and proprietary know-how in many ways, including through confidentiality and invention assignment agreements with our employees and third parties with which we do business (such as vendors, strategic partners, and consultants) and internal confidentiality processes and procedures.
To the extent some of our products and services may now, or in the future, embody technologies protected by patents, copyrights, or trade secrets of others, we may be required to obtain licenses to such technologies in order to continue to sell our products and services. These licenses may not be available on commercially reasonable terms or at all. Our failure to obtain any such licenses may delay or prevent the sale of certain new or existing products and services. Refer to “Part I, Item 1A. Risk Factors.”

PRODUCTION AND SUPPLY

Certain instruments that we sell are manufactured by third parties. We rely on third parties in our supply chain to supply us, and our direct suppliers, with certain important components, raw materials, and consumables used in or with our products. In some cases, these third parties are sole or single-source suppliers. From time to time, we seek to qualify alternative suppliers.

Instruments and consumables. Significant products supplied by sole and single-source providers include certain Catalyst Dx and Catalyst One consumables (other than electrolyte consumables and the fructosamine, thyroxine, canine C-reactive protein, progesterone, SDMA, and Bile Acid slides), LaserCyte Dx consumables, ProCyte Dx Analyzers and consumables, InVue Dx cytology consumables, SediVue Dx urinalysis instruments and consumables, and certain components of our internally manufactured analyzers.

Certain Catalyst chemistry slides are supplied by Ortho-Clinical Diagnostics, Inc. (“Ortho”) under supply agreements that are currently set to expire in December of 2044. The terms of the agreement allow for early termination in certain circumstances. In the event of a notice of non-extension, the agreement will continue for a period of twelve years through December 31 of the twelfth year after such notice, up to 2044. We are required to purchase all of our requirements for our current menu of Catalyst chemistry slides from Ortho to the extent Ortho is able to supply those requirements. The agreements provide for pricing based on purchase volumes and a fixed annual inflationary adjustment. The agreements also prohibit Ortho from promoting and selling these chemistry slides in the veterinary sector, excluding the EU, other than to IDEXX.

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

We have been successful in ensuring an uninterrupted supply of products purchased from sole and single-source suppliers. However, there can be no assurance that uninterrupted supply can be maintained if these agreements terminate for any reason, or our suppliers otherwise are unable to satisfy our requirements for products. Refer to “Part I, Item 1A. Risk Factors.”

Product quality and safety. We believe that product quality and safety are essential to our business. We conduct our operations within an Integrated Management System, which encompasses our Quality Assurance program, to help ensure compliance with applicable regulations, product safety requirements and standards, and customer requirements. This Integrated Management System includes strict manufacturing processes and procedures, employee training, ongoing process improvement, product quality risk management procedures, incident investigation and corrective action procedures, and internal and third-party auditing. Our manufacturing and distribution facilities in Westbrook, Maine; Scarborough, Maine; Roswell, Georgia; Memphis, Tennessee; and the Netherlands, Switzerland, France, and the United Kingdom are certified to the ISO 9001 quality standard, and certain of our other facilities are certified to the environmental (ISO 14001) and testing and calibration laboratory (ISO 17025) quality standards. ISO quality standards are internationally recognized manufacturing standards established by the International Organization for Standardization, which are audited and certified by third-party auditors in addition to our internal self-audits. We also require our key suppliers to have quality management systems that comply with recognized industry standards, such as ISO 9001, and are aligned with our quality requirements, and we regularly conduct audits with our Tier 1 suppliers to verify control systems meet all our requirements. In addition, we make available instructions and other information to help ensure the proper and safe use of our products.

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

Competitive factors in our different business areas are detailed below:

•Companion animal diagnostic offerings. We compete primarily on the basis of ease of use and speed of our products, diagnostic accuracy, product quality, breadth of our product line and services, differentiated product innovations, fully integrated technology, information management capability, enhancement of veterinary practice efficiency, availability of medical consultation, effectiveness of our sales and distribution channels, quality of our technical and customer service, and our pricing relative to the value of our products and services in comparison with competitive products and services. Our major competitors in most geographic locations in North America are Mars, Incorporated brands Antech Diagnostics and Heska; and Zoetis Inc. (including its wholly-owned subsidiary Abaxis, Inc.). We also compete in certain international geographies with Zoetis Inc.; Mars, Incorporated brands including Heska, Antech Diagnostics, scil animal care, and Asia Veterinary Diagnostics; Fujifilm Holdings Corporation; Arkray, Inc.; Mindray; and BioNote, Inc.
•Water, livestock, poultry, and dairy testing products. We compete primarily on the basis of the ease of use, speed, accuracy, product quality, and other performance characteristics of our products and services (including differentiated tests), the breadth of our product line and services, the effectiveness of our sales and distribution channels, the quality of our technical and customer service, our ability to receive regulatory approvals from governing agencies and our pricing relative to the value of our products in comparison with competitive products and services. Our competitors include smaller regional companies and larger companies with livestock and poultry diagnostics and water testing solution products, such as Neogen Corporation, Charm Sciences, Inc., BioChek, Innovative Diagnostics and Thermo Fisher Scientific Inc.
•Veterinary Software, Services and Diagnostic Imaging Systems. We compete primarily on the basis of functionality, system workflows, performance characteristics, effectiveness of our implementation, training process and customer service, information handling capabilities, advances in technologies, enhancement of veterinary practice efficiency, and our pricing relative to the value of our products and services in comparison with competitive products and services. We sell these products primarily in North America and Europe. Our largest competitor in North America and the U.K. is Covetrus, Inc., which offers several systems and leverages its animal health distribution business in sales and service. We also compete with numerous highly focused smaller companies throughout the geographies in which we offer veterinary software, including those offering cloud-based solutions. Our competitors in the diagnostic imaging systems sector include Sound-Eklin, Antech Diagnostics, FUJIFILM, and Heska.
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

GOVERNMENT REGULATION

Many of our products are subject to comprehensive regulation by U.S. and foreign regulatory agencies that relates to, among other things, product approvals, product registrations, manufacturing, import, export, distribution, marketing and promotion, labeling, recordkeeping, testing, quality, storage, product disposal, environmental compliance, and workplace safety. The following is a description of the principal regulations affecting our businesses.

Veterinary diagnostic products. Our veterinary diagnostic products, including instruments, such as Catalyst One and ProCyte One, as well as their corresponding consumables, are veterinary medical devices under the jurisdiction of the FDA under the Food, Drug and Cosmetics Act (the “FDC Act”). Other products under FDA jurisdiction include our rapid assay products such as SNAP devices and enzyme-linked immunosorbent assay plates. While the sale of these products does not require premarket approval by the FDA and does not subject us to FDA inspections or the FDA's current Good Manufacturing Practice regulations (“cGMP”), the FDA Act specifies that these products must not be adulterated, mislabeled, or misbranded.

A subset of our veterinary diagnostic products, including our diagnostic test kits for companion and food animal infectious diseases, as well as most of our livestock and poultry products and many of our rapid assay products, are licensed and regulated in the U.S. by the Center for Veterinary Biologics within the United States Department of Agriculture (“USDA”) Animal and Plant Health Inspection Service (“APHIS”). These products must be approved by APHIS before they may be sold in and from the U.S. The APHIS regulatory approval process involves the submission of product validation data, including manufacturing process and facility documentation. Following regulatory licensure to market a product, APHIS requires that each product serial be submitted for test review before release to customers. In addition, APHIS requires special approval to market products where test results are used for government-mandated disease management programs. A number of foreign governments accept APHIS approval to support product registration for sale, distribution, and use within their countries. However, compliance with extensive country-specific regulatory processes is required in connection with importing and marketing diagnostic products in Japan, Germany, Canada, Brazil, the Netherlands, China, and many other countries. We are also required to have a facility license from APHIS to manufacture USDA-licensed products. We have a facility license for our manufacturing facility in Westbrook, Maine which also covers our distribution center in Memphis, Tennessee. Our LPD manufacturing facility in Montpellier, France is a USDA-permitted site, and has been approved by APHIS to manufacture specified USDA-permitted products.

Water testing products. Our water tests are generally not subject to formal premarket regulatory approval. However, before a test can be used as part of a water quality monitoring program in the U.S. that is regulated by the EPA, the test method must first be approved by the EPA. The EPA approval process involves submission of extensive product performance data in accordance with an EPA-approved protocol, evaluation of the data by the EPA, and publication for public comment of any proposed approval in the Federal Register before final approval. Our Tecta Systems, Colilert, Colilert-18, Colisure, Quanti-Tray, Filta-Max xpress, Enterolert, and SimPlate for heterotrophic plate counts products have been approved by the EPA for use under various regulatory programs. Water testing products are subject to similarly extensive regulatory processes in other countries around the world.

Dairy testing products. Dairy products used in National Conference on Interstate Milk Shipments (“NCIMS”) milk-monitoring programs in the U.S. are regulated by the FDA as veterinary medical devices. Before these products can be sold in the U.S., performance data must be submitted in accordance with an FDA-approved protocol administered by an independent body, such as the Association of Analytical Chemists Research Institute (“AOAC RI”). While some foreign countries accept AOAC RI certification as part of their regulatory approval process, many countries have separate regulatory processes. All test methods used for drug residue testing require validation by the FDA and acceptance by the NCIMS. IDEXX has two FDA-validated test products, SNAP NBL and SNAP Tetra, for sale in the U.S.

Human point-of-care electrolyte and blood gas analyzers. Our OPTI instrument systems are classified by the FDA as Class I and/or Class II medical devices, and their design, manufacture, and marketing are regulated by the FDA. Accordingly, we must comply with cGMP in the manufacture of our OPTI products. The FDA’s Quality System regulations set forth standards for our product design and manufacturing processes, require the maintenance of certain records, and provide for inspections of our facilities by the FDA. New OPTI products categorized as Class I and/or Class II medical devices would require notification of and review by the FDA via a 510(k) application before marketing or sale of such products. These OPTI products are also subject to the regulations governing the manufacture and marketing of medical devices in other countries in which they are sold, including the EU Medical Device Regulation and In Vitro Diagnostic Medical Devices Regulation.

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

In the European Union, our analyzers and certain associated equipment are subject to the requirements of the RoHS Directive, which regulates and restricts certain hazardous substances in electrical and electronic equipment. Other countries, including China, the United Arab Emirates, and Turkey, have implemented or anticipate implementing regulatory regimes similar to the RoHS Directive. Our veterinary diagnostic instrument systems are not subject to regulation under the EU Medical Device Regulation or In Vitro Diagnostic Medical Device Regulation, which are both strictly applicable to human use products. However, these systems are required to meet CE certification, which require compliance with the RoHS Directive, the EMC Directive, and other safety requirements. Most countries in which we sell our products impose similar registrations and/or certification requirements.

The European Union was among the first to regulate and restrict the use of certain substances that we currently use in our products. These requirements include the Biocidal Products Regulation, which requires the use of only approved biocides in our products imported to or used in the European Union, and REACH, which regulates and restricts the use of certain chemicals in the European Union. Compliance with these regulations (and similar regulations that have been or may be adopted elsewhere, such as Australia, China, Turkey, Korea, and other countries) may require registration, notification, or certification regarding regulated substances, imposition of import restrictions, or in certain cases the redesign or reformulation of our products. As part of the microplastics restrictions pursuant to REACH, some of our products, including Companion Animal products, may be subject to derogation, such as labeling and reporting.

In the U.S., the EPA regulates chemical use similarly to the European Union. In addition, certain states have their own chemical regulations, such as California's Proposition 65, which requires businesses to provide warnings to California residents about significant risk of exposures to chemicals in products that are known to cause cancer, birth defects, or other reproductive harm. PFAS (per- and polyfluoroalkyl substances), which may be contained in certain IDEXX products, are a subject of increasing regulatory attention. The European Union had proposed draft regulations regarding PFAS, which include restrictions and/or phase-out requirements. In the U.S., the EPA has published a PFAS rule under the Toxic Substance Control Act, requiring manufacturers of PFAS and importers of products containing PFAS to file certain information from January 1, 2011, including PFAS chemical identity and structure, production, imports of products containing PFAS, use, byproducts, exposure, disposal, and health and environmental effects. In addition, a number of states, including Maine, where we manufacture many of our products, have also developed product reporting and/or phase-out requirements. The Maine statute prohibits the sale in Maine of non-exempt products containing intentionally-added PFAS after January 1, 2032, unless the Maine Department of Environmental Protection has made an unavoidable use determination, and requires reporting after the applicable sales ban takes effect of the presence of PFAS in products that have received unavoidable use determinations. However, these bans and reporting requirements in Maine are currently subject to statutory exemptions for veterinary products and medical devices regulated by or under the jurisdiction of the FDA, USDA, or EPA, as well as products that are used for public health, or for environmental or water quality testing.

In addition to the foregoing, our business is generally subject to various U.S. and foreign regulatory authorities, including the U.S. Federal Trade Commission (the “FTC”) and other anti-competition authorities, and we are also subject to anti-bribery and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the UK Bribery Act, import and export laws and regulations, including U.S. import and export control and sanctions laws, and laws and regulations governing the collection, use, retention, sharing and security of data such as the EU General Data Protection Regulation and the EU Data Act. Our products that use generative or other forms of artificial intelligence may also be subject to new and emerging law and regulations, including the European Union’s Artificial Intelligence Act enacted in August 2024. Development or acquisition of new products and technologies may subject us to additional areas of government regulation. These may involve medical device, water-quality and other regulations of the FDA, the EPA, the USDA, the FTC, and other federal agencies, as well as state, local and foreign governments. For more information about the risks associated with various U.S. and foreign government regulation, refer to “Various U.S. and foreign government regulations could limit or delay our ability to market and sell our products or otherwise negatively impact our business” under “Part I, Item 1A. Risk Factors.”

HUMAN CAPITAL

As innovation and customer focus are important parts of our strategy to create long-term value, we aim to attract, motivate, develop, and retain talented employees at all levels who are aligned with and passionate about our Purpose by:

•Building and sustaining an inclusive, ethical culture that welcomes, respects and supports all employees;
•Offering competitive and locally relevant compensation and benefits; and
•Providing growth and development opportunities for all our employees.

Because our strategy includes developing strong, deep relationships with our veterinary customers around the world, we have focused on growing our companion animal diagnostics field-based organization globally.

Inclusive, Ethical Culture. IDEXX promotes an inclusive, ethical culture that values the different skills, perspectives and backgrounds that each employee brings in pursuit of our Purpose. We believe that this culture helps drive both innovation and a better understanding of our increasingly global customer base aligned with long-term value creation. We employ inclusive recruitment practices to source highly qualified candidates, regardless of race, sex, gender, religion, national origin, or any other characteristic protected by law. We encourage and promote an inclusive culture at IDEXX, including through executive sponsorship of employee-led communities that support all our employees.

As of December 31, 2024, we had approximately 11,000 regular full-time and part-time employees in roughly 32 countries around the world. We are an equal opportunity employer, and we aim to have talent management processes that provide equal career advancement opportunities for all our employees.

Our policies strictly prohibit any form of employment discrimination, and pursuant to applicable law, we annually collect certain demographic data regarding our U.S. workforce, which we report in our EEO-1 report to the U.S. Equal Opportunity Commission. Our summarized EEO-1 survey data is disclosed on our website. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K or any other filing we make with the SEC.

In addition, we believe that maintaining a workforce that reflects our global, culturally diverse customer base is consistent with and supports our business strategy. Our CAG business, which represents 92% of our 2024 revenues, serves veterinarians, and according to the American Veterinary Medical Association, men and women held 32% and 67%, respectively, of U.S. veterinary positions as of December 31, 2023. As of December 31, 2024, men and women represented 41% and 58%, respectively, of our global employee population, and approximately 50% and 50%, respectively, of our global people managers.

Compensation, Benefits and Well-being. We offer fair, competitive compensation and a wide array of competitive and locally relevant benefits (which vary by country and region) that support our employees’ overall well-being, including comprehensive health and welfare insurance; generous time-off and leave; retirement and financial support. We have recognition programs for the purpose of acknowledging the achievements of individual and team performance. We recognize that offering best-in-class well-being programs is an important element of an effective total rewards strategy and use benchmarking and our understanding of our workforce to identify and implement holistic well-being programs that we believe are aligned with our culture and meet our employees’ needs. Accordingly, our well-being programs have strong utilization by our employee base, and we review these programs from time to time to ensure they are achieving the anticipated outcomes. We provide free counseling for employees and their dependents globally through our mental wellness partner. Interactive holistic well-being resources are available to employees globally, including monthly educational webinars, ergonomic support, team fitness challenges, nutrition programs, and self-guided courses on a broad range of topics. In addition, all employees have access to financial education and our employees, their spouses, and adult dependents in North America can engage with a financial coach for help reaching their personal financial goals.

We are committed to enabling managers, teams, and employees to identify the most effective work arrangements to accomplish their goals. For some teams this consists of 100% onsite work, while others employ remote or hybrid models. Our goal is to promote a positive workplace environment where everyone can contribute to their fullest potential. We strive to build a collaborative culture through in-person and virtual events, including town halls, in-office celebrations, and employee-led communities.

Ensuring the health, safety, and well-being of our employees is a top priority at IDEXX. We provide our employees with the training, tools, and resources they need to safeguard their health, and we empower them to put safety first. Our Environmental Health & Safety (“EH&S”) team oversees the IDEXX EH&S management system and our company-wide safety programs, ensuring that all of our locations implement health and safety processes to maintain and improve employee safety, reduce workplace risks, and drive continuous improvement.

Growth and Development. We are steadfast in our focus on cultivating the leaders of tomorrow and making career development opportunities more accessible across the company. We offer in-person and virtual training; our goal is to ensure robust training development options are accessible to all levels, geographies, and in multiple languages. Our career development programs are designed to build capabilities and enable career progression. We offer multiple leadership development programs to address the needs of employees at different stages of their professional careers, including new people managers, frontline leaders, mid-level leaders and business leaders, with the goal of building their capabilities and enhancing their readiness for the next step in their leadership journey. We also encourage employees to enhance their career development through individual development plans, job-related courses and degree programs.

Employee Turnover and Engagement. We monitor employee turnover and engagement to identify opportunities to strengthen our approach to human capital management. During 2024, our overall voluntary employee turnover rate was approximately 8.5%. Our voluntary turnover among managerial employees was approximately 5%.

We regularly conduct company-wide employee surveys through a third party to collect employee input on our culture, their experiences, and workplace conditions. These survey results provide insights that help us to improve employee engagement. Our most recent global employee survey received a high level of response, and we maintained a strong level of engagement, consistent with prior years. We leverage the insights gained from the survey to develop a roadmap for improving engagement and retention.

ENVIRONMENTAL, HEALTH, AND SAFETY AND CLIMATE CHANGE MATTERS

Our operations are subject to various environmental, health, and safety laws and regulations concerning, among other things, the generation, handling, transportation, and disposal of hazardous substances or wastes, the cleanup of hazardous substance releases, emissions or discharges into the air or water, and occupational safety and health. The ongoing costs of complying with such laws and regulations is significant and may increase in the future, particularly in the European Union, where we are required to comply with increasingly extensive regulations. We continue to monitor legislative and regulatory actions and their potential impacts on the areas where we conduct business.

In addition to monitoring and managing compliance with environmental, health and safety laws and regulations, we strive to reduce our environmental footprint, although our greenhouse gas emissions from our operations are not significant. We have developed and are implementing a greenhouse gas emissions reduction strategy. To monitor our progress in meeting our environmental goals, we track and publicly report our environmental impact metrics, including greenhouse gas emissions and energy consumption. In pursuit of our goals, we have developed initiatives and multi-year projects to reduce our greenhouse gas emissions, integrate sustainability considerations for new product development and design, and reduce the amount of plastic and other material waste from current products and packaging. Our most recent Corporate Responsibility Report, which is available on our website, is aligned with the Sustainability Accounting Standards Board and the Task Force on Climate-Related Financial Disclosures frameworks and provides our most recent sustainability highlights for our products and operations.

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
•Maintaining premium pricing, including by effectively implementing price increases, for our products and services through, among other things, effective communication and promotion of their value in an environment where many of our competitors promote, market, and sell lesser offerings at lower prices;
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

Our dependence on third-party suppliers could negatively affect our ability to sell certain products or deliver our cloud-based software solutions, which could negatively affect our operating results

We rely on third-party suppliers to provide components and raw materials (including biological materials) for our manufactured products, manufacture some of the products that we sell, provide the cloud-based infrastructure through which we deliver our cloud-based software solutions, and perform certain services, including package-delivery services. Actions taken by third-party suppliers in operating their business, as well as any disruptions to their business operations (or their suppliers' business operations), could disrupt our supply chain or operations and materially negatively impact our ability to supply the market, substantially decrease sales, lead to higher costs, and damage our reputation with our customers. Longer-term disruptions could potentially result in the permanent loss of our customers, which could reduce our recurring revenues and long-term profitability.

Our supply chain and our cost of goods also may be adversely impacted by unanticipated price increases due to factors such as inflation (including wage inflation), supply restrictions beyond our control or the control of our suppliers, the imposition of tariffs or duties, or regulatory requirements regarding the importation, exportation, composition, or production processes of the goods or materials provided by our suppliers. If current suppliers fail to supply sufficient goods or materials that comply with applicable regulatory requirements to us on a timely basis, or at all, or are unable to comply with any due diligence requests that may be required pursuant to applicable law or regulation, we could experience inventory shortages and disruptions in our supply of goods or materials.

For examples of some of the events that could result in disruption to our supply chain or operations, and negatively impact our operating results, refer to “Various U.S. and foreign government regulations could limit or delay our ability to market and sell our products or otherwise negatively impact our business,” “We depend on the continuous and reliable operation and security of our information technology systems and our products and services that incorporate or rely on information technology, and any disruption or significant cybersecurity breach or other incident could adversely affect our business” and “Factors and events beyond our control could disrupt our operations, supply chain, and logistics network and adversely affect our business” below.

In addition, we currently purchase many products, components, and materials from sole or single sources, such as Ortho. Some of these products are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. These products, components, and materials are used in our instruments, consumables and accessories; livestock and poultry diagnostic tests, dairy testing products; and water testing products. Even if products, components, and materials were to become available to us from alternative suppliers, we likely would incur additional costs and delays in identifying and qualifying replacement materials, and there can be no assurance that replacements would be available to us on acceptable terms, or at all. In certain cases, we may be required to obtain regulatory approval to use alternative suppliers, and this process of approval could delay production of our products or development of product candidates indefinitely.

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

Issues in the use of AI in our product offerings may result in reputational harm or liability

We have built, and expect to continue to build, AI into many of our product and service offerings, and we expect this element of our business to grow. We envision a future in which responsible AI operating in our devices, applications, and the cloud, helps our customers be more productive in their business activities and interactions with consumers. As with many disruptive innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms and models may be flawed. Datasets may be insufficient or contain information that is non-representative, infringing, or otherwise subject to legal challenge. Existing and potential government regulation related to AI use may also foreclose certain areas of AI use, cause us to modify how we use AI, and increase the burden and cost of research and development in this area, and failure to properly remediate AI usage issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our offerings. The rapid evolution of AI will require the application of resources to develop, test, and maintain our products and services to help ensure that AI is implemented in a manner to minimize unintended, harmful impact and to comply with applicable law. Furthermore, over the last two years, there have been multiple class action lawsuits filed against large language model developers in the Northern District of California, the Southern District of New York, and the Middle District of Tennessee concerning alleged copyright and other intellectual property violations with respect to the information used to train AI models. The outcomes of these litigations may impair our ability to provide our AI technologies.

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

Delays by government agencies in approving new products or product upgrades or taking action with respect to other regulatory matters could have a negative impact on our growth and profitability. The ability of government agencies to review and approve new products or product upgrades or take other actions can be affected by various factors, including government budget and funding levels, ability to hire and retain key and other personnel, staffing shortages, public health emergencies, and statutory, regulatory, and policy changes. If a prolonged government shutdown or other disruption of normal business operations occurs, it could significantly impact the ability of the USDA, FDA, EPA and other agencies to timely review and process our regulatory submissions, including with respect to new product candidates, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown or other disruption could prevent the timely review of patent applications by the U.S. Patent and Trademark Office, which could delay the issuance of U.S. patents to which we would otherwise be entitled.

We are also subject to chemical regulation in the U.S., such as California’s Proposition 65, which requires businesses to provide warnings to California residents about significant risk of exposures to chemicals in products that are known to cause cancer, birth defects, or other reproductive harm. In addition, governmental authorities in the U.S. are increasingly focused on preventing environmental contamination from per- and polyfluoroalkyl substances (“PFAS”), which may be contained in certain IDEXX products. For example, current law in Maine prohibits the sale in Maine of non-exempt products containing intentionally-added PFAS after January 1, 2032, unless the Maine Department of Environmental Protection has made an unavoidable use determination, and requires reporting after the applicable sales ban takes effect of the presence of PFAS in products that have received unavoidable use determinations. However, these bans and reporting requirements in Maine are currently subject to statutory exemptions for veterinary products and medical devices regulated by or under the jurisdiction of the FDA, USDA or EPA, as well as products that are used for public health, or for environmental or water quality testing. In addition, federal and state governments and agencies are in various stages of considering and/or implementing laws and regulations requiring the reporting, restriction and/or phase-out of PFAS in products.

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

There has been a recent focus in the U.S. on laws and regulations related to artificial intelligence, which cover, among other things, algorithm accountability, privacy, and transparency. For example, use of artificial intelligence and machine learning may be subject to laws and evolving regulations regarding, among other things, data bias and anti-discrimination. For example, the Federal Trade Commission (“FTC”) enforces consumer protection laws such as Section 5 of the FTC Act, which prohibits unfair and deceptive practices. AI-related legislation has also been introduced in a number of U.S. state legislatures. In August 2024, the European Union Artificial Intelligence Act, which establishes requirements for the provision and use of products that leverage artificial intelligence, machine learning, and similar technologies was enacted. This will take effect in stages beginning in February 2025. Additionally, other countries have proposed legal frameworks to regulate artificial intelligence, which is a trend that may continue to increase. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business.

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

Increased competition from and technological advances by our competitors could negatively affect our operating results

We face intense competition, and we expect that future competition will become even more intense as new products, services and technologies become available, the use of AI and machine learning expands, and new competitors enter the space. Our competitors in the veterinary diagnostic sector in the United States and abroad include companies that develop, manufacture, and sell veterinary diagnostic tests; commercial veterinary reference laboratories; certain large and well-funded animal health pharmaceutical companies; and corporate hospital chains that operate reference laboratories that serve both their hospitals and unaffiliated hospitals, such as VCA Inc., which is wholly-owned by Mars, Incorporated, another operator of corporate hospital chains that also sells veterinary in-clinic diagnostic instruments. Consolidation among our competitors and our customers may intensify the competition we face. While we believe that our offerings are competitively differentiated due to our innovative products and services that offer an integrated, comprehensive diagnostic solution and the quality of our technical and customer service, there can be no assurance that increased consolidation among our competitors or customers (as well as any resulting veterinary diagnostic vertical integration among our customers) would not have a negative impact on our ability to compete successfully. For more information regarding the risks presented by consolidation and reference laboratory vertical integration among our customers, refer to “Consolidation in our customer base, including through increased corporate hospital ownership, and prevalence of buying consortiums could negatively affect our business” below.

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

Consolidation in our customer base, including through increased corporate hospital ownership, and prevalence of buying consortiums could negatively affect our business

Veterinarians are our primary customers for our CAG products and services, and the veterinary services industry in the U.S. and abroad has become increasingly consolidated in recent years. In the United States, the number of owners of veterinary hospitals has been declining, and an increasing percentage of veterinary hospitals are owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include Mars, Incorporated (owner of Banfield Pet Hospitals, Blue Pearl Veterinary Partners, and VCA Inc.), and National Veterinary Associates, and are joined by dozens of other consolidators. A similar trend exists in other regions such as Canada, Europe, Australia, New Zealand, China, and Brazil. Furthermore, an increasing percentage of individually owned veterinary hospitals in the U.S. are participating in buying consortiums. Corporate owners of veterinary hospitals and buying consortiums often seek to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our profitability and results of operations. While we have strong supplier relationships with several corporate hospital groups and buying consortiums, decisions by larger corporate owners and buying consortiums to shift their purchasing of products and services away from us and to a competitor would have a negative impact on our results of operations from the loss of future business. Under these circumstances, we may receive customer contract resolution payments, which would generally be recorded in other operating income in the period received. Nonetheless, the loss of future revenue may still be significant and adversely affect our future revenue growth rate and profitability. In addition, certain corporate owners also operate reference laboratories that serve both their hospitals and unaffiliated hospitals and, in some cases, sell veterinary in-clinic diagnostic instruments. Any hospitals acquired by these companies generally attempt to shift all or a large portion of their testing to the reference laboratories operated by these companies, and may attempt to shift their in-clinic diagnostic testing, as well, and there can be no assurance that hospitals that otherwise become affiliated with these companies would not shift all or a portion of their diagnostic testing. Furthermore, because these companies compete with us in the reference laboratory services marketplace, hospitals acquired by these companies or those that establish other affiliations with these companies may cease to be customers or potential customers of our other companion animal products and services, which would cause our sales of these products and services to decline.

Changes in testing patterns could negatively affect our operating results

Demand for our companion animal, livestock and poultry diagnostic tests and our dairy and water testing products could be negatively impacted by a number of factors impacting testing practices. The introduction or broad market acceptance of vaccines or preventatives for the diseases and conditions for which we sell diagnostic tests and services could result in a decline in testing. Changes in accepted medical protocols regarding the diagnosis of certain diseases and conditions could have a similar effect. Eradication or substantial declines in the prevalence of certain diseases also could lead to a decline in diagnostic testing for such diseases. Our livestock and poultry products business in particular is subject to fluctuations resulting from changes in disease prevalence. The outbreak of certain diseases (such as African swine fever) among livestock or poultry, or the adverse impact of climate change-related events (such as hurricanes, earthquakes, fires, and floods), could lead to the widespread death or precautionary destruction of such animals in the affected regions, reducing herd or flock sizes, which could reduce the demand for our testing products for such animals. Changes in government regulations or in the availability of government funds available for monitoring programs could negatively affect sales of our products that are driven by compliance testing, such as our livestock and poultry, dairy and water products. In addition, changes and trends in local dairy, poultry, or other food sectors around the world could negatively affect the related production markets resulting in a decline in demand for our testing products. Actual or perceived economic weakness, whether due to inflation or other factors, may also reduce demand for our companion animal, water, livestock, poultry, and dairy products and services, and public health-related guidance and directives, including stay-at-home orders that may be deployed to combat public health issues, and severe weather conditions could result in a decrease in companion animal clinical visits, the delay of elective procedures and wellness visits and disruption of veterinary clinic operations, all of which would have a negative effect on veterinary service providers and result in declines in demand for our CAG products and services. Declines in testing for any reason, including the reasons described above, along with lost opportunities associated with a reduction in veterinary visits, could have an adverse effect on our results of operations.

We sell many products through distributors, which presents risks that could negatively affect our operating results

Some of our international product sales occur through third-party distributors. As a result, we are dependent on these distributors to promote and create demand for our products. Our distributors often offer products from several different companies, including our competitors, and may promote our competitors’ products over our own products. We have limited ability, if any, to cause our distributors to devote adequate resources to promoting, marketing, selling, and supporting our products or to maintain certain inventory levels, and changes in our distributors’ inventory levels, compared to comparable prior periods, could negatively impact our revenue growth rates. There can be no assurance that we will be successful in maintaining and strengthening our relationships with our distributors or establishing relationships with new distributors who have the ability to market, sell, and support our products effectively. We may rely on one or more key distributors for a product or a region, and the loss of these distributors could reduce our revenue. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. While we maintain a rigorous distribution compliance program, violations of anti-corruption or similar laws by our distributors could have a material impact on our business and reputation, and any termination of a distributor relationship may result in increased competition in the applicable jurisdiction. Failure to manage the risks associated with our use of distributors may reduce sales, increase expenses, and weaken our competitive position, any of which could have a negative effect on our operating results.

GENERAL RISKS

We depend on the efforts of key personnel and talent to succeed and compete effectively

Our continued success is substantially dependent on our ability to attract, develop, and retain highly capable and skilled employees and leaders. As we continue to grow our business, expand our geographic scope, and develop and offer innovative, new products and services, we require an engaged, qualified workforce and the organizational talent necessary to ensure effective succession for our senior leadership and other key personnel. Competition for experienced leaders and employees, particularly for persons with specialized skills, can be intense. Our ability to recruit and retain such talent will depend on a number of factors, including compensation and benefits, work location, flexibility regarding virtual and hybrid work arrangements, work environment, corporate culture, and development opportunities. Furthermore, a more competitive labor market has made it more difficult and costly to attract qualified labor, and prolonged shortages could adversely affect our ability to achieve our business objectives.

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

We depend on the continuous and reliable operation and security of our information technology systems and our products and services that incorporate or rely on information technology, and any disruption or significant cybersecurity breach or other incident could adversely affect our business

We rely on our information systems, as well as third-party information systems, to provide access to our web-based products and services, keep financial records, analyze results of operations, process orders and shipments, manage inventory, store confidential or proprietary information, and operate other critical functions. In addition, some of our products and services include information systems that collect and use data on behalf of customers (e.g., veterinary practice management systems and customer communication tools and services), and some products and services rely on third-party providers for cloud computing and storage. Although we maintain security policies and measures, employ system backup measures, and engage in redundancy planning and processes, such policies, measures, planning and processes, as well as our current disaster recovery plans, may be ineffective or inadequate to address all eventualities. Further, our information systems and our business partners’ and suppliers’ information systems have experienced, and will likely continue to experience, attacks by hackers and other threat actors and other cybersecurity breaches and incidents, including, among other things, computer viruses and malware, ransomware, denial of service actions, phishing schemes, the compromise, misappropriation and/or unauthorized acquisition or disclosure of confidential or otherwise protected information and similar events through the internet (including via devices and applications connected to the internet), and through email attachments and persons with access to these information systems, such as our employees or third parties with whom we do business. The continued use of remote and hybrid work arrangements may additionally result in some increased risk associated with our employees accessing our data and systems remotely. In addition, security industry experts and government officials have warned about the risks of threat actors, such as hackers, nation state actors, and organized groups, targeting U.S. organizations, and recent developments in the cyber threat landscape include the growing use of AI, which could enable or create more sophisticated cybersecurity attacks and increase attack volume and frequency.

As information systems and the use of software and related applications by us, our business partners, suppliers, and customers become more cloud-based and connected to the “Internet of Things” (“IoT”), there has been an increase in global cybersecurity vulnerabilities and threats, including more sophisticated and targeted cyber-related attacks that pose a risk to the security of our information systems and networks and the security, confidentiality, availability and integrity of data and information. We process credit card payments electronically over secure networks and offer IoT products and services, such as our connected devices (e.g., IDEXX VetLab instruments). Any such attack or breach could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost, or stolen. While we have implemented network security and internal control measures, especially for the purpose of protecting our connected products and services from cyberattacks, and invested in our data and information technology infrastructure, these efforts have not always been successful in preventing, and there can be no assurance that these efforts (or any future investments or efforts) will prevent, a system disruption, attack, or security breach.

Our software and some of our other products and services incorporate or rely on information technology and systems that are highly technical and complex, and the timely development, testing, release and deployment of software updates are important for defending against security vulnerabilities. If we or our business partners and suppliers fail to timely develop, test and deploy software updates, the security of our and our customers’ networks and information systems may be at risk. Vulnerabilities may persist even after a software update is released if the update fails to address the vulnerability’s root cause or is otherwise insufficient, testing of the update delays its timely deployment, there is a failure to install the most recent updates, or customers persist in using solutions that are end of life and no longer receive updates. Furthermore, updates or other software changes can lead to software or system inoperability or inadvertently introduce security vulnerabilities, including vulnerabilities that had been previously remedied or from malicious code injected in a “supply chain” cyberattack. In addition, in some cases, we rely on third-party providers to develop, test and release software updates on a timely basis, and there can be no assurance that these third-party providers will timely or effectively remedy vulnerabilities.

We, and some of our third-party vendors, have experienced cybersecurity attacks and incidents in the past and will likely experience further attacks and incidents in the future, potentially with more frequency. To our knowledge, none have resulted in any material adverse impact to the Company, our business strategy, results of operations or financial condition. We have adopted measures to mitigate potential risks associated with information technology disruptions and cybersecurity threats; however, given the unpredictability of the timing, nature and scope of such disruptions and the evolving nature of cybersecurity threats, which vary in technique and sources, if we or our business partners or suppliers were to experience a system disruption, attack or security breach or incident that impacts any of our critical functions, or our customers were to experience a system disruption, attack or security breach or incident via any of our software or connected products and services, we could potentially be subject to production downtimes, operational and/or productivity delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromise, misappropriation and/or unauthorized acquisition or disclosure of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or misuse of our systems or networks, financial losses and additional costs from remedial actions, repairs to infrastructure, physical systems or data processing systems, increased cybersecurity and information technology protection costs, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our business strategy, competitive position, results of operations, cash flows, financial condition, or prospects. Additionally, the post-acquisition integration process of acquired companies that may have less sophisticated information systems, cybersecurity practices, or training, may result in an increased risk of cybersecurity incidents. Our customers and/or employees could also face negative consequences such as the compromise of sensitive or critical information or systems. Furthermore, access to, public disclosure of, or other loss of data or information (including any of our confidential or proprietary information or personal data or information) as a result of an attack or security breach or incident has given, and in the future may give, rise to notification obligations to individuals, regulators, customers, employees, and others, and could result in governmental actions or private claims or proceedings, any of which could damage our reputation, cause a loss of confidence in our products and services, damage our ability to develop (and protect our rights to) our differentiated technologies and have a material adverse effect on the Company, our business strategy, financial condition, results of operations or prospects. While we maintain a cyber risk insurance policy intended to address risk of loss due to certain types of cybersecurity events, it may not cover any or all claims, costs or losses associated with such events. For more information regarding personal data and information privacy and data protection risks, refer to “Our operations and reputation may be impaired if we, our products, or our services do not comply with our global privacy policy or evolving laws and regulations regarding data privacy and protection” below.

Factors and events beyond our control could disrupt our operations, supply chain, and logistics network and adversely affect our business
Our business and results of operations could be negatively affected by certain factors and events beyond our control, such as natural disasters, severe weather conditions and/or climate change-related events (such as hurricanes, earthquakes, fires, and floods); public health issues (such as outbreaks, epidemics, or pandemics); civil or military unrest; geopolitical conditions and developments; war, terrorism, armed conflict, or other man-made disasters (including cyberwar, cyberterrorism, or state-sponsored attacks); inflationary pressures, which may increase costs for materials and finished goods; adverse or uncertain macroeconomic conditions, including fears of a global economic downturn or recession; increases in wages that drive up prices; rising interest rates; workforce disruptions; labor shortages or stoppages; the imposition of regulations, trade protection measures, tariffs, duties, import/export restrictions, quotas or embargoes on key components; transportation failures affecting the supply and shipment of materials and finished goods; and the unavailability of raw materials. Any of these events could result in, among other things, damage to or the temporary closure of one or more of our manufacturing or distribution facilities or reference laboratories (damage to one of our facilities or the manufacturing equipment we use could be costly and may require substantial lead-time to repair or replace); damage to or closure of one or more facilities of our third-party business partners or suppliers on which we rely; a temporary lack of an adequate work force in one or more sites; an interruption in power supply; a temporary or long-term disruption in our supply chain or logistics network (including a disruption to our ability to obtain critical components for the manufacture of our products); a temporary disruption in our ability to deliver (or delays in the delivery of) our products or services; and short- or long-term damage to our customers’ businesses (which would adversely impact customer demand for our products and services). For our veterinary customers, these events may negatively affect the number of patient visits and elective procedures, and the volume of diagnostic utilization, and may otherwise disrupt clinical operations, which could adversely affect our revenues. For more information regarding the risks presented by disruption to our suppliers’ operations and supply chain, refer to “Our dependence on third-party suppliers could negatively affect our ability to sell certain products or deliver our cloud-based software solutions, which could negatively affect our operating results” above.

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

Since our business is global in nature, geopolitical risks and other risks associated with doing business internationally could negatively affect our business, financial condition, and operating results
For the year ended December 31, 2024, approximately 35% of our overall revenue and approximately 33%, 82% and 48% of our CAG, LPD, and Water revenues, respectively, were attributable to sales of products and services to customers outside the U.S. Although we intend to continue to expand our international operations and business, we may not be able to successfully promote, market, import, export, sell, or distribute our products and services outside the U.S. Various risks associated with foreign operations may impact our international sales and operations, including, but not limited to, disruptions in transportation of our products or our supply chain; fluctuations in oil prices; increased border protection and restriction on travel; the differing product and service needs of foreign customers; difficulties in building, staffing, and managing foreign operations (including a geographically dispersed workforce); differing protection of intellectual property; trade protection measures, quotas, embargoes, import/export restrictions, capital controls, tariffs, duties, and regulatory and licensing requirements; natural and other disasters; public health issues (such as outbreaks, epidemics, or the prospect of a pandemic); ongoing instability or changes in a country’s or region’s regulatory, economic, or political conditions, including inflation, recession, interest rate fluctuations, and actual or anticipated military or political conflicts; geopolitical crises, including terrorism, war, armed conflict, or civil or military unrest; other unfavorable geopolitical conditions; security concerns; and local business and cultural factors that differ from our normal standards and practices, including business practices prohibited by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.

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

A weak worldwide economy, or actual or perceived economic weakness in any significant geography, could result in reduced demand for our products and services or increased customer credit risk

A substantial percentage of our sales are made worldwide to the companion animal veterinary industry. Demand for our companion animal diagnostic products and services is driven in part by the number of patient visits to veterinary hospitals and the practices of veterinarians with respect to the recommendations for diagnostic testing, as well as pet owner compliance with these recommendations. Pet owners generally pay cash out of pocket for health care services for their pets from veterinary practices. Actual or perceived economic weakness, whether due to inflation or other factors, in any of our significant geographies could cause pet owners in those regions to forgo or defer visits to veterinary hospitals or affect their willingness to approve certain diagnostic tests, comply with a treatment plan or, even more fundamentally, continue to own a pet. In addition, concerns about the financial resources of pet owners could cause veterinarians to be less likely to recommend certain diagnostic tests, and concerns about the economy may cause veterinarians to defer purchasing capital items such as our instruments and systems. These conditions, if they continue, could result in a decrease in sales or decrease in sales growth, of diagnostic products and services, which could have an adverse effect on our results of operations.

Demand for our water products is driven in part by the availability of funds at government laboratories, water utilities, and private certified laboratories that utilize our products. Availability of funds also affects demand by government laboratories and cattle, swine and poultry producers that utilize our livestock and poultry diagnostic products, and by users of our human diagnostic products and services. Actual or perceived economic weakness and the other factors described above have caused and could continue to cause our customers to reduce their investment in such testing, which could have an adverse effect on our results of operations.

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

A future public health issue, pandemic, or outbreak could lead to delays in the manufacturing and supply of products, or adversely affect the ability of the USDA, FDA, EPA or other government agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business and results of operations. Moreover, any future public health issue, pandemic, or outbreak could result in the imposition of new governmental restrictions, quarantine requirements or other public health measures, which could result in closures or other restrictions that significantly disrupt our operations or those of our third-party distributors, suppliers or other service providers, or otherwise adversely affect our customers’ businesses or operations, or result in actual or perceived economic weakness or slowdowns in one or more of our key geographies, any of which could adversely affect our financial condition.

Our operations and reputation may be impaired if we, our products, or our services do not comply with our global privacy policy or evolving laws and regulations regarding data privacy and protection

Our business operations involves the receipt, storage and use of information, including personal data, about our customers, pet owners, suppliers, and employees. We collect and use personal data in a variety of ways. We offer products and services that collect and use personal data, including veterinary practice management systems, online customer communication tools and services, VetConnect PLUS, and two-way integration technology. Some of these products and services rely on third-party providers for cloud computing and storage. We also engage in e-commerce through various websites and collect contact and other personal data from our customers and website visitors. In addition, we transfer information, including personal data, among IDEXX, our subsidiaries and third parties with which we have commercial relations for business purposes. Our collection, transfer, protection, security, retention, storage, disclosure, sharing and use of personal data are subject to expanding and increasingly complex laws and regulations in the U.S. and abroad. In addition, these laws and regulations continue to develop and are subject to frequent revisions (and generally have become more stringent over time), are subject to differing interpretations, may be applied inconsistently from jurisdiction to jurisdiction and could be deemed to be inconsistent with our current global privacy policy and data protection practices.

While we maintain a program to monitor, assess, and comply with applicable global data privacy laws, compliance with these evolving requirements can be costly, require us to change our business practices in a manner adverse to our business or delay or impede the development and offering of innovative products and services. Additionally, public perception and standards related to the privacy of personal data can shift rapidly, in ways that may affect our reputation or influence regulators in the U.S. and abroad to expand or adopt more stringent regulations and laws. As a global company, we are tasked with navigating a patchwork of privacy laws, both in the U.S. and abroad, which may have conflicting requirements that can make compliance challenging. Some examples of privacy laws include (but are not limited to) the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CPRA”), various U.S. state consumer privacy laws that apply to our business operations within a respective state and/or a U.S. federal privacy law that may be passed in the future; and the European Union’s General Data Protection Regulation (“GDPR”) and similar requirements adopted by the United Kingdom (“UK”) following the UK’s withdrawal from the European Union (“EU”) and the European Economic Area (“EEA”), which impose stringent operational requirements for controllers and processors of personal data of individuals in the EEA and UK. Additional examples include the China Personal Information Protection Law, the Brazilian General Data Protection Law, the South African Protection of Personal Information Act, the Amendments to the Japanese Act on the Protection of Personal Information, the New Zealand Privacy Act, the Australian Privacy and Other Legislation Amendment Bill and the India Digital Personal Data Protection Act.

An additional area of complexity concerns the restrictions on transfers of personal data from certain countries to others. We currently rely on a mixture of mechanisms to transfer certain personal data from the EEA, Switzerland, and the UK to the U.S. and other third countries including the EU-U.S. Data Privacy Framework (the “EU-U.S. DPF”), the Swiss-U.S. Data Privacy Framework (the “Swiss-U.S. DPF”), and the UK Extension to the EU-U.S. DPF. We expect the EU-U.S. DPF adequacy decision, adopted in July of 2023, to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. Any transfers by us or our vendors of personal data are subject to potential regulatory scrutiny and may increase our exposure under the GDPR, UK GDPR, and similar laws which contain cross-border personal data transfer heightened requirements and restrictions (such as the new Chinese government standard contract for cross-border personal data transfers).

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

Failure to meet current or evolving environmental, social, and governance regulations, standards, or expectations or to achieve our environmental, social, or governance goals could adversely affect our business, results of operations, financial condition, reputation, or stock price

Regulators, as well as our investors, customers, employees, and other stakeholders, are increasingly focused on environmental, social, and governance matters, including climate-related issues; human capital matters; and responsible sourcing, human rights, and supply chain. Regulators in the U.S., Europe, and elsewhere are considering or have proposed or adopted various laws, directives or regulations regarding these matters, which include specific, target-driven disclosure requirements or obligations, including the European Union’s Corporate Sustainability Reporting Directive and Corporate Sustainability Due Diligence Directive and California’s Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act. Furthermore, our investors, customers and other stakeholders have additional (and sometimes different or contradictory) expectations.

We strive to align our environmental, social and governance goals with our long-term business-strategy and Purpose. Some stakeholders, however, including government regulators, may disagree with some or all of our goals and initiatives. The focus of our various stakeholders may also change and evolve over time, and they may have very different (and sometimes contradictory) views on which matters should be prioritized or even undertaken at all. Meeting these emerging and evolving regulations, standards and expectations will require us to make strategic choices and investments, incur compliance costs, and create new practices, processes, and procedures. In addition, if we fail to comply with applicable regulations, or our practices do not meet evolving investor, customer or other stakeholder expectations and standards, then our reputation, ability to attract, retain employees, relationships with some customers and attractiveness as an investment, business partner, acquiror or product or service provider could be negatively impacted, which could adversely affect our business, results of operations, financial condition, reputation, or stock price.

Our ability to achieve any of these goals is subject to numerous risks, many of which are outside of our control and depend in part on third-party performance or data, and there can be no assurance that we will achieve them. Our failure to adequately update, accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation and expose us to increased scrutiny from the investment community, special interest groups and enforcement authorities.

Future operating results could be negatively affected by changes in tax rates, the adoption of new tax legislation or exposure to additional tax liabilities

The nature of our global operations subjects us to local, state, regional and federal tax laws in jurisdictions around the world. Our future tax expense could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. Specifically, many jurisdictions have committed to adopting the Organisation for Economic Co-operation and Development (“OECD”) Pillar Two Global Minimum Tax. Pillar Two is designed to ensure large multinational enterprises pay a minimum effective tax of at least 15% on income in each jurisdiction. As of December 31, 2024, various countries have enacted aspects of Pillar Two while committing to enact additional aspects in future years. While we do not expect these rules to have a material impact on our effective tax rate, we continue to monitor these initiatives on a global basis. Additionally, tax law enacted by the Tax Cuts and Jobs Act includes provisions that are scheduled to take effect January 1, 2026, that will increase our effective tax rate should they not be extended.

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

Strengthening of the rate of exchange for the U.S. dollar has a negative effect on our business

We are a global business, with 35% of our revenue during the year ended December 31, 2024, attributable to sales of products and services to customers outside of the U.S. Any strengthening of the rate of exchange for the U.S. dollar against foreign currencies, and in particular the euro, British pound, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar and Brazilian real, adversely affects our results, as it reduces the dollar value of sales and profits that are made in those currencies. The strengthening of the U.S. dollar has a greater adverse effect on the profits from products manufactured or sourced in U.S. dollars that are exported to international geographies and a lesser effect on profits from foreign sourced products and services due to a natural hedge from international expenses denominated in the corresponding foreign currencies.

For the year ended December 31, 2024, approximately 22% of our consolidated revenue was derived from products manufactured or sourced in U.S. dollars and sold internationally in local currencies, compared to 21% for the years ended December 31, 2023, and December 31, 2022. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars as well as affect our overall competitiveness in international geographies. The accumulated impacts from any continued, longer-term growth in the value of the U.S. dollar against foreign currencies may have a material adverse effect on our operating results. Refer to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in this Annual Report on Form 10-K for additional information regarding currency impact.

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

Our senior notes require payment of a prepayment penalty in the event that we elect to repay the notes prior to their stated maturity dates. Should we elect to repay some or all of the outstanding principal balance on our senior notes prior to their stated maturity dates, the prepayment penalty we incur could adversely affect our results of operations and cash flows.

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

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

Fluctuations in our quarterly or annual results may cause our stock price to decline

Our prior operating results have fluctuated due to a number of factors, many of which are beyond our control, including seasonality of certain product lines; changes in our accounting estimates; the impact of acquisitions; timing of distributor purchases, product launches, operating expenditures, and customer marketing and incentive programs; changes in the number and type of competitors and their product and service offerings; changes in our sales and distribution model; changes in the economy affecting consumer spending; and other matters. Similarly, our future operating results may vary significantly from quarter to quarter or year to year due to these and other factors. If our operating results or projected operating results do not meet the expectations of securities analysts or investors in future periods, our stock price may fall.

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
•Trading activity in our stock, including portfolio transactions in our stock by the company, our executive officers and directors, and significant stockholders; trading activity that results from the ordinary course rebalancing of stock indices in which we may be included, such as the S&P 500 Index; trading activity related to our inclusion in, or removal from, any stock indices; and short interest in our common stock, which could be significant from time to time;
•Investor perception of the company and the industry and sectors in which we operate, including changes in earnings estimates or buy/sell recommendations by securities analysts; and whether or not we meet earnings estimates of securities analysts; and
•General financial, domestic, international, economic, and market conditions, including overall fluctuations in the U.S. equity and credit markets, which may experience extreme volatility that, in some cases, is unrelated or disproportionate to the operating performance of particular companies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.    CYBERSECURITY

Our Cybersecurity Risk Management Program

Like other companies, we currently inhabit an environment of increasing global cybersecurity vulnerabilities and threats. We aim to effectively assess, identify, and manage material risks from these cybersecurity threats through our cybersecurity risk management program.

Our cybersecurity risk management program includes processes that incorporate and utilize certain principles from the National Institute of Standards and Technology Cybersecurity Framework and the Center for Internet Security – Top 18 Critical Security Controls – Control Level Framework. The program aims to protect and preserve the security, availability, integrity, confidentiality, and privacy of our information systems and information residing on those systems and includes controls and procedures for the prevention, identification, containment, and remediation of cybersecurity threats through the use of various technologies, tools, policies, standards, and practices. Features of our cybersecurity risk management program include:

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
•Policies and procedures to assess third-party service provider cybersecurity risks and security controls and measures (as part of our procurement process and periodically thereafter);
•Periodic performance of cybersecurity tabletop exercises;
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

Material Effects from Risks of Cybersecurity Threats

We do not believe any risks from cybersecurity threats (including from any prior cybersecurity incidents) have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. There can be no assurances, however, that we or our business partners or suppliers will not experience a future system disruption, attack or security breach that materially impacts our business, operations, results of operations, or financial condition. For more information refer to “Item 1A. Risk Factors, General Risks, We depend on the continuous and reliable operation and security of our information technology systems and our products and services that incorporate or rely on information technology, and any disruption or significant cybersecurity breach or other incident could adversely affect our business.”

Governance of our Cybersecurity Risk Management Program

Role of Management

Our cybersecurity risk management program and activities are led by a dedicated CISO who is also our Vice President of Information Technology. Our CISO reports to our Senior Vice President and CIO, and oversees a team of information security professionals within the Information Security Group. Our CISO joined IDEXX in 2024 and has more than twenty years of business and technical experience leading information technology teams, including cybersecurity teams, at high tech, marketing and healthcare companies. Our CISO, in close collaboration with our CIO is responsible for our cybersecurity-related governance programs, overseeing testing of our compliance with standards and remediation of known risks, and leads our employee training program.

Our CISO is responsible for providing information regarding our cybersecurity risk management program, as well as cybersecurity risks and incidents, to a senior management-level cybersecurity steering committee. Within our cybersecurity risk governance model, the steering committee, which includes our CIO, CISO, General Counsel, Chief Compliance Officer, Chief Audit Executive, Chief Human Resources Officer and other senior functional and business leaders, meets quarterly, and more frequently as warranted, to review and discuss, among other things, our cybersecurity risk assessments, prioritization of initiatives, training plans and incident response plan, protocols and testing. This committee regularly provides updates on its discussions and decisions to our Chief Executive Officer.

Role of the Board of Directors

The Audit Committee has responsibility for overseeing our cybersecurity risk management. In accordance with the Audit Committee’s charter, the Audit Committee at least annually reviews and discusses with management, including the CIO and CISO, our processes, policies, procedures, and protocols related to cybersecurity and information security. In addition, the Audit Committee regularly reviews and discusses with management, including the CIO and CISO, cybersecurity program assessments and audits, planned improvements and the status of any information security initiatives, as well as risks from cybersecurity threats pertinent to us and any previous cybersecurity incidents experienced by us, including any material impact or reasonably likely material impact on the Company, our business strategy, results of operations, or financial condition. The Audit Committee provides reports to the Board at each regularly scheduled Board meeting of the matters it has recently addressed, including relating to the oversight of our cybersecurity risk management, and the full Board may participate, as warranted, in the Audit Committee’s sessions on cybersecurity risk management. Outside advisors also may meet from time to time with the Audit Committee or Board, as warranted, to review and discuss cybersecurity matters.

ITEM 2.    PROPERTIES

Our worldwide headquarters and principal executive offices are located in Westbrook, Maine where we engage in manufacturing, research and development, marketing, sales, and general and administrative support functions.

Primary Facility Locations

Location	Functions	Own/Lease
Westbrook, Maine	Worldwide Headquarters, principal executive offices	Own
Hoofddorp, Netherlands	Distribution center, warehousing, International administrative offices	Lease
Baar, Switzerland	EMEA administrative offices	Lease
Scarborough, Maine	Water, LPD and Supply Chain	Own
Memphis, Tennessee	Distribution Center and Reference Lab	Lease
North Grafton, Massachusetts	Reference Lab	Own
West Sacramento, California	Reference Lab	Own
Kornwestheim, Germany	Reference Lab	Own
Wetherby, United Kingdom	Reference Lab	Own
Markham, Ontario, Canada	Reference Lab	Lease
Elmhurst, Illinois	Reference Lab	Lease
Newmarket, United Kingdom	Water manufacturing	Lease
Bern, Switzerland	LPD manufacturing	Lease
Montpellier, France	LPD manufacturing	Lease
Roswell, Georgia	CAG and OPTI Medical manufacturing	Lease

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

Holders of Common Stock

As of February 18, 2025, there were 313 holders of record of our common stock. Because the majority of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of Equity Securities by the Issuer

During the three months ended December 31, 2024, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

October 1, 2024 to October 31, 2024	177,643		$469.14	177,640	6,519,346
November 1, 2024 to November 30, 2024	183,300		$427.23	183,300	6,336,046
December 1, 2024 to December 31, 2024	202,602		$429.80	202,500	6,133,546
Total	563,545	(2)		563,440	6,133,546

(1)As of December 31, 2024, our Board of Directors had approved the repurchase of up to 78 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program, which amount includes the approval of an additional 5 million shares on December 3, 2024. The initial program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program has been increased by the Board of Directors on numerous occasions. There is no specified expiration date for this repurchase program and it may be suspended or discontinued at any time. There were no other repurchase programs outstanding during the three months ended December 31, 2024, and no repurchase programs expired during the period.

(2)During the three months ended December 31, 2024, we received 105 shares of our common stock that were surrendered by employees in payment for the required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b) but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase program.

During the year ended December 31, 2024, we repurchased approximately 1.74 million shares of our common stock in transactions made pursuant to our repurchase program and received approximately 0.02 million shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 20. Repurchases of Common Stock” to the consolidated financial statements for the year ended December 31, 2024, included in this Annual Report on Form 10-K for further information.

Dividends

We have never declared or paid any cash dividends on our common stock. From time to time our Board of Directors may consider the declaration of a dividend. However, we have no intention to declare or pay a dividend at this time.

Stock Performance

This graph compares our total stockholder returns, the Total Return for the Standard & Poor’s (“S&P”) 500 Index, the Total Return for the S&P 500 Health Care Index, and the Total Return for the NASDAQ Stock Market Index (U.S. Companies) (the “NASDAQ Index”) prepared by the Center for Research in Security Prices. This graph assumes the investment of $100 on December 31, 2019, in IDEXX’s common stock, the S&P 500 Index, the S&P 500 Health Care Index, and the NASDAQ Index and assumes dividends, if any, are reinvested. Measurement points are the last trading days of the years ended December 2019 to 2024. Historic stock price performance should not be relied on as being indicative of future stock price performance.

$300
$250
$200
$150
$100
$50
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
IDEXX Laboratories, Inc.
Nasdaq Index
S&P 500 Index
S&P 500 Health Care Index

	2019	2020	2021	2022	2023	2024

IDEXX Laboratories, Inc.	$100.00	$191.43	$252.16	$156.23	$212.56	$158.33
NASDAQ Index	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P 500 Health Care Index	$100.00	$113.45	$143.09	$140.29	$143.18	$146.87

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10‑K. The discussion of our financial condition and results of operations and liquidity and capital resources for the year ended December 31, 2022, and year-over-year comparisons between 2023 and 2022, is included in our Annual Report on Form 10-K for the year ended December 31, 2023, within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated by reference herein.

We have included certain terms and abbreviations used throughout this Annual Report on Form 10-K in the “Glossary of Terms and Selected Abbreviations.”

Description of Business Segments. We operate primarily through three business segments: diagnostic and information management-based products and services for the companion animal veterinary industry, which we refer to as the Companion Animal Group (“CAG”); water quality products (“Water”); and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve producer efficiency, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment combines and presents our human medical diagnostic products and services business (“OPTI Medical”) with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 3. Revenue and Note 17. Segment Reporting” to the consolidated financial statements for the year ended December 31, 2024, included in this Annual Report on Form 10-K, for financial information about our segments, including our product and service categories, and our geographic areas.

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

Below is a table showing the installed base units of our premium diagnostic instruments as of the years ended December 31, 2024, 2023, and 2022:

(units in thousands)	Installed Base (1)
Instrument	December 31, 2024	December 31, 2023	December 31, 2022
Catalyst	74.1	69.1	63.1
Premium Hematology	51.8	47.8	43.1
SediVue	21.3	18.1	15.6
(1) IDEXX InVue Dx was launched in the fourth quarter of 2024, with ten instrument placements.

Our long-term success in the continuing growth of our CAG recurring diagnostic products and services is dependent upon: growing volumes at existing customers by increasing their utilization of existing and new test offerings, acquiring new customers, maintaining high customer loyalty and retention, and realizing price increases based on our differentiated products and the growing value of our diagnostic offering. We continuously seek opportunities to enhance the care that veterinary professionals give to their patients and clients through supporting the implementation of real-time care testing workflows, which is performing tests and sharing test results with the client at the time of the patient visit. Our latest generation of chemistry, hematology, cytology, and urinalysis instruments demonstrates this commitment by offering enhanced ease of use, faster time to results, broader test menu, and connectivity to various information technology platforms that enhance the value of the diagnostic information generated by the instruments. In addition, we provide marketing tools and customer support that help drive efficiencies in veterinary practice processes and allow practices to increase the number of clients they see on a daily basis.

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

Recurring Diagnostic Revenue. Revenues from our IDEXX VetLab consumable products, our SNAP rapid assay test kits, outside reference laboratory and consulting services, and extended maintenance agreements and accessories related to our CAG Diagnostics instruments are considered recurring in nature. For the year ended December 31, 2024, recurring diagnostic revenue, which is both highly durable and profitable, accounted for approximately 80% of our consolidated revenue.

Our in-clinic diagnostic solutions, consisting of our IDEXX VetLab consumable products and SNAP rapid assay test kits, provide real-time reference lab quality diagnostic results for a variety of companion animal diseases and health conditions. Our outside reference laboratories provide veterinarians with the benefits of a more comprehensive list of diagnostic tests and access to consultations with board-certified veterinary specialists and pathologists, combined with the benefit of same-day or next-day turnaround times for most tests.

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

The prevalence of in-clinic testing, as opposed to outside reference laboratories such as IDEXX Reference Laboratories, may vary by region. We attempt to differentiate our reference laboratory testing services from those of competitive reference laboratories and competitive in-clinic offerings primarily on the basis of a differentiated test menu, technology employed, quality, turnaround time, customer service, and tools such as VetConnect PLUS that demonstrate the complementary manner in which our laboratory services work with our in-clinic offerings.

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

Veterinary Software, Services and Diagnostic Imaging Systems. Our portfolio of practice management offerings is designed to serve the full range of customers primarily within the North American, Australian, New Zealand, and European regions. Cornerstone, ezyVet, IDEXX Neo, and Animana practice management systems provide integrated information solutions, backed by customer support and education. These practice management systems support the veterinarian’s ability to practice better medicine and achieve the practice’s business objectives, including a quality client experience, staff efficiency, and practice effectiveness and profitability. We market Cornerstone, ezyVet, and IDEXX Neo practice management systems to customers primarily in North America, Australia, and New Zealand. We market our Animana offering to customers primarily throughout Europe.

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

Recurring Revenue. Animana, ezyVet, and IDEXX Neo practice management systems are subscription-based SaaS offerings designed to provide flexible pricing and a durable, recurring revenue stream, while utilizing cloud technology instead of a client server platform. We also offer add-on subscription services such as Pet Health Network Pro, Vello, Petly Plans, and credit card processing. Our Cornerstone customer base continues to be an important driver of growth through diagnostic integrations and add-on subscription services. We continue to make investments to enhance the customer experience of all of our license-based software offerings. Our large practice management systems installed base provides access to veterinary channel transaction activity, enabling a syndicated data offering.

With our SmartFlow and Vet Radar cloud technology, we are able to improve overall patient management through coordination and tracking of every step in a patient workflow. Our Pet Health Network Pro and Vello software provide online client communication and engagement functionality integrated into practice management system workflow.

Placements of imaging systems are important to the growth of revenue streams that are recurring in nature, including extended maintenance agreements and IDEXX Web PACS, which is our cloud-based SaaS offering for viewing, accessing, storing, and sharing multi-modality diagnostic images. We derive relatively higher margins from our subscription-based products. IDEXX Web PACS is integrated with Cornerstone, ezyVet, IDEXX Neo, and IDEXX VetConnect PLUS to provide centralized access to diagnostic imaging results alongside patient diagnostic results from any internet connected device.

Systems and Hardware. We differentiate our practice management systems through enhanced functionality, ease of use, and embedded integration with in-clinic IDEXX VetLab instruments and outside reference laboratory test results. We offer software, hardware, and integrated services that run key functions of veterinary clinics, including managing patient electronic health records, scheduling, client communication, billing, and inventory management. We also provide installation and advisory services associated with our systems and hardware placements.

Our diagnostic imaging systems capture radiographic images in digital form, replacing traditional x-ray film and the film development process, which generally requires the use of hazardous chemicals and darkrooms. We market and sell two diagnostic imaging systems primarily used in small animal veterinary applications: the IDEXX ImageVue DR50 and the IDEXX ImageVue DR30.

Water

Our strategy in the water testing business is to develop, manufacture, market, and sell products that test primarily for the presence of microbial contamination in water matrices, including drinking water supplies, with superior performance, supported by exceptional customer service. Our customers primarily consist of water utilities, government laboratories, and private certified laboratories that highly value strong relationships and customer support. We expect that future growth in this business will be partially dependent on our ability to increase international sales. Growth also will be dependent on our ability to enhance and broaden our product line. Most water microbiological testing is driven by regulation, and, in many countries, a test may not be used for compliance testing unless it has been approved by the applicable regulatory body and integrated into customers’ testing protocols. As a result, we maintain an active regulatory program that involves applying for a growing number of regulatory approvals in a number of countries, primarily in Europe. Further, we seek to receive regulatory approvals from governing agencies as a means to differentiate our products from the competition.

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

Our strategy in the dairy testing business is to develop, manufacture, and sell antibiotic residue and contaminant testing products that satisfy applicable regulatory requirements or dairy processor standards for testing of milk and provide reliable field performance. The manufacture of these testing products leverages the SNAP platform and production assets that also support our rapid assay business, which also leverages the SNAP platform. The dairy SNAP products incorporate customized reagents for antibiotic and contaminant detection.

Other

OPTI Medical. Our strategy in the OPTI Medical business for the human market is to develop, manufacture, and sell electrolyte and blood gas analyzers, and related consumable products, for the medical point-of-care diagnostics sector worldwide, with a focus on small to mid-sized hospitals. We seek to differentiate our products based on ease of use, convenience, international distribution and service, and instrument reliability. Similar to our veterinary instruments and consumables strategy, a substantial portion of the revenues from this product line is derived from the sale of consumables for use on the installed base of electrolyte and blood gas analyzers.

Previously, we also provided human testing solutions for the detection of SARS-CoV-2, the virus that causes COVID-19. During the first quarter of 2023, we discontinued actively marketing our COVID-19 testing products and services.

Our facility in Roswell, Georgia, develops and manufactures the OPTI product lines using the same or similar technology to support the electrolyte requirements of certain CAG products. We leverage this facility’s know-how, intellectual property, and manufacturing capability to continue to expand the menu and instrument capability of the VetStat and Catalyst platforms for veterinary applications, while reducing our cost of consumables by leveraging experience and economies of scale.

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

Revenue Recognition

Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 3. Revenue” to the consolidated financial statements for the year ended December 31, 2024, included in this Annual Report on Form 10-K for additional information about our revenue recognition policy and criteria for recognizing revenue.

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

Our customer commitment arrangements that include free or discounted instruments and systems, such as our IDEXX 360 program, provide customers with free or discounted instruments or systems upon entering into multi-year arrangements to purchase annual minimum amounts of products and services. We allocate total consideration, including future committed purchases and expected price adjustments, based on relative standalone selling prices, to identified performance obligations and recognize instrument revenue and cost at the time of installation and customer acceptance in advance of billing the customer, which is also when the customer obtains control of the instrument based on legal title transfer. Our right to future consideration related to instrument revenue is recorded as a contract asset within other current and long-term assets. The contract asset is transferred to accounts receivable when customers are billed for products and services over the term of the arrangement. We estimate, based on historical experience, and apply judgment to predict the amounts of future customer purchases and expected price adjustments related to these multi-year arrangements. Differences between estimated and actual customer purchases may impact the timing and amount of revenue recognition during the term of the customer arrangement, and a 10% change in these estimates would have increased or reduced contract assets and cumulative recognized revenue related to these programs by approximately $7.5 million as of December 31, 2024.

Our customer commitment arrangements that include up-front consideration paid to customers provide customers with incentives in the form of IDEXX Points or, from time to time, cash, upon entering into multi-year arrangements to purchase annual minimum amounts of future products and services. If a customer breaches their agreement, they are required to refund all or a portion of the up-front consideration, or make other repayments, remedial actions, or both. Up-front incentives to customers are not made in exchange for distinct goods or services and are capitalized as consideration paid to customers within other current and long-term assets, which are subsequently recognized as a reduction to revenue over the term of the customer arrangement. If these up-front incentives are subsequently utilized to purchase instruments, we allocate total consideration, including future committed purchases less up-front incentives and estimates of expected price adjustments, based on relative standalone selling prices, to identified performance obligations and recognize instrument revenue and cost at the time of installation and customer acceptance. We estimate, based on historical experience, and apply judgment to predict the amounts of future customer purchases and expected price adjustments related to these multi-year arrangements. Differences between estimated and actual customer purchases may impact the timing and amount of revenue recognition during the term of the customer arrangement, and a 10% change in these estimates would have increased or reduced cumulative recognized revenue related to these programs by approximately $1.1 million as of December 31, 2024.

Our rebate arrangements provide customers the opportunity to earn future rebates based on the volume of products and services they purchase over the term of the arrangement. We account for the customer’s right to earn rebates on future purchases as a separate performance obligation and determine the standalone selling price based on an estimate of rebates the customer will earn over the term of the arrangement. Total consideration allocated to identified performance obligations is limited to goods and services that the customer is presently obligated to purchase and does not include estimates of future purchases that are optional. We allocate total consideration to identified performance obligations, including the customer’s right to earn rebates on future purchases, which is deferred and subsequently recognized upon the purchase of products and services. We estimate, based on historical experience, and apply judgment to predict the amounts of future customer rebates related to these multi-year arrangements. Differences between estimated and actual customer rebates may impact the timing and amount of revenue recognition during the term of the customer arrangement, and a 10% change in these estimates would have increased or reduced deferred revenue and cumulative recognized revenue related to these programs by approximately $0.3 million as of December 31, 2024.

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

For those jurisdictions where tax carryforwards are likely to expire unused or the projected operating results indicate that realization is not more-likely-than-not, a valuation allowance is recorded to offset the deferred tax asset within that jurisdiction. In assessing the need for a valuation allowance, we consider future taxable income and ongoing prudent and feasible tax planning strategies. In the event that we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, a reduction to the deferred tax asset would be charged to income in the period such determination was made.

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

We record a liability for uncertain tax positions that do not meet the more-likely-than-not standard as prescribed by the authoritative guidance for income tax accounting. We record tax benefits for only those positions that we believe will more-likely-than-not be sustained. For positions that we believe that it is more-likely-than-not that we will prevail, we record a benefit considering the amounts and probabilities that could be realized upon ultimate settlement. If our judgment as to the likely resolution of the uncertainty changes, if the uncertainty is ultimately settled, or if the statute of limitations related to the uncertainty expires, the effects of the change would be recognized in the period in which the change, resolution, or expiration occurs. Our net liability for uncertain tax positions was $18.1 million as of December 31, 2024, and $22.3 million as of December 31, 2023. We also accrue for estimated interest expense and penalties on our uncertain tax positions. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 14. Income Taxes” in the accompanying Notes to consolidated financial statements for more information.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies (v) and (w)” to the consolidated financial statements for the year ended December 31, 2024, included in this Annual Report on Form 10-K for a complete discussion of recent accounting pronouncements adopted and not adopted.

RESULTS OF OPERATIONS AND TRENDS

Effects of Certain Factors on Results of Operations

CAG Trends. Global trends in companion animal healthcare, including growth in demand for clinical services, continue to support solid growth for companion animal diagnostic products and services across regions. In the U.S., average diagnostics revenue per practice grew approximately 4% on a same-store basis during 2024, faster than approximately 3% growth in overall practice revenues. U.S. same-store clinical visits at veterinary practices declined approximately 2% in 2024, impacted by ongoing veterinary practice capacity challenges from the influx of higher volumes during the pandemic, as well as macroeconomic headwinds. Our initial 2025 financial outlook anticipates a decline in U.S. same-store clinical growth levels reflecting these near-term sector and macroeconomic dynamics. Our products and services include solutions that help improve staff productivity and create additional capacity at veterinary clinics. For example, during 2024, we upgraded our IDEXX VetLab Station software and also launched our new slide-free cellular analyzer, IDEXX inVue Dx.

Supply Chain and Logistics Challenges. We believe that building and maintaining a well-managed and disciplined infrastructure has helped minimize impacts of supply chain constraints, including product and component availability issues, logistics challenges, including extended shipping periods and delays, and inflationary pressures. Our proactive approach to managing our operational processes, including forward planning with a focus on working closely with our suppliers and logistics partners, enables us to maintain continued high levels of product and service availability and customer service. We believe we are well-positioned to enable sustained high growth in our businesses and to effectively manage the impacts of potentially relatively higher costs in certain areas to support these growth plans. However, there can be no assurance as to the duration or severity of the supply chain and logistics challenges or the effectiveness of our mitigating activities.

Effects of Economic Conditions. Demand for our products and services is vulnerable to changes in the economic environment, including slow economic growth, inflationary pressure, high unemployment, and credit availability. Negative or cautious consumer sentiment can lead to reduced or delayed consumer spending, resulting in a decreased number of patient visits to veterinary clinics or lower use of diagnostics. Unfavorable economic conditions can impact sales of instruments, diagnostic imaging, and practice management systems, which are larger capital purchases for veterinarians. In the U.S., we monitor patient visits and clinic revenue data provided by a subset of our CAG customers. Although this data is a limited sample, and may be susceptible to short-term impacts, we believe that this data provides a fair and meaningful long-term representation of the trend in patient visit activity in the U.S., providing us insight regarding demand for our products and services.

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

Effect of Geopolitical Conflicts. The overall financial performance of our business may be impacted by geopolitical instability and macroeconomic conditions. International conflicts and tensions may result in uncertainty in the markets, volatility in exchange rates, tariffs, and inflationary trends.

Currency Impact. For the year ended December 31, 2024, approximately 22% of our consolidated revenue was derived from products manufactured or sourced in U.S. dollars and sold internationally in local currencies, compared to 21% for both the years ended December 31, 2023, and December 31, 2022. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured or purchased in U.S. dollars and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. denominated revenues. Refer to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in this Annual Report on Form 10-K for additional information regarding currency impact. Our future income tax expense could also be affected by changes in the mix of earnings, including as a result of changes in the rate of exchange for the U.S. dollar relative to currencies in countries with differing statutory tax rates. Refer to “Part I, Item 1A. Risk Factors” included in this Annual Report on Form 10-K for additional information regarding tax impacts.

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

Effects of Patent Expiration. Although certain patents and licenses of patents and technologies from third parties periodically expire, the expiration of these patents or licenses, individually or in the aggregate, is not expected to have a material effect on our financial position or future operations due to a range of factors as described in “Part I, Item 1. Intellectual Property, Including Patents and License.”

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

We also use Adjusted EBITDA, gross debt, net debt, gross debt to Adjusted EBITDA ratio, and net debt to Adjusted EBITDA ratio, all of which are non-GAAP financial measures that should be considered in addition to, and not as a replacement for, financial measures presented according to U.S. GAAP. Management believes that reporting these non-GAAP financial measures provides supplemental analysis to help investors further evaluate our business performance and available borrowing capacity under our Credit Facility.

Comparisons to Prior Periods. Our fiscal years end on December 31. Unless otherwise stated, the analysis and discussion of our financial condition, results of operations and liquidity, including references to growth and organic growth and increases and decreases, are being compared to the equivalent prior year period.

Twelve Months Ended December 31, 2024, Compared to Twelve Months Ended December 31, 2023

Total Company

The following table presents revenue by operating segment by U.S. and non-U.S., or international, geographies:

	For the Years Ended December 31,
Net Revenue (dollars in thousands)	2024	2023	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$3,574,044	$3,352,356	$221,688	6.6%	(0.2%)	0.4%	6.4%
United States	2,409,152	2,282,507	126,645	5.5%	—	0.6%	5.0%
International	1,164,892	1,069,849	95,043	8.9%	(0.7%)	—	9.6%

Water	$185,112	$168,149	$16,963	10.1%	(0.5%)	—	10.6%
United States	95,347	83,838	11,509	13.7%	—	—	13.7%
International	89,765	84,311	5,454	6.5%	(1.0%)	—	7.5%

LPD	$122,060	$121,659	$401	0.3%	(0.9%)	—	1.2%
United States	22,250	18,961	3,289	17.3%	—	—	17.3%
International	99,810	102,698	(2,888)	(2.8%)	(1.0%)	—	(1.8%)

Other	$16,288	$18,789	$(2,501)	(13.3%)	—	—	(13.3%)

Total Company	$3,897,504	$3,660,953	$236,551	6.5%	(0.3%)	0.4%	6.4%
United States	2,533,174	2,391,427	141,747	5.9%	—	0.5%	5.4%
International	1,364,330	1,269,526	94,804	7.5%	(0.8%)	—	8.2%
(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in organic revenue reflects growth in CAG Diagnostics recurring revenue, including benefits from higher realized prices and, to a lesser extent, increased volumes, supported by new business gains and sustained high customer retention rates, offsetting constraints from macroeconomic and sector headwinds. Increases in our recurring veterinary software, services, and diagnostic imaging revenue, supported by higher volumes and price gains, also contributed to increased revenue. Higher revenue in our Water business was primarily due to the benefit of realized price increases and higher testing volumes in the U.S. and Europe. The increase in LPD revenue was primarily due to higher realized prices and volume growth in the U.S. and Europe, partially offset by lower testing levels in Asia Pacific. The decrease in Other revenue was primarily due to lower volumes of our OPTI Medical instruments and consumables. The impact of a business acquisition increased total revenue growth by 0.4%, while the change in foreign currency exchange rates decreased total revenue growth by 0.3%.

The following table presents our consolidated Company results of operations:

	For the Years Ended December 31,				Change
Total Company - Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$3,897,504		$3,660,953		$236,551	6.5%
Cost of revenue	1,518,577		1,470,983		47,594	3.2%
Gross profit	2,378,927	61.0%	2,189,970	59.8%	188,957	8.6%

Operating Expenses:
Sales and marketing	588,507	15.1%	566,066	15.5%	22,441	4.0%
General and administrative	442,291	11.3%	335,825	9.2%	106,466	31.7%
Research and development	219,792	5.6%	190,951	5.2%	28,841	15.1%
Total operating expenses	1,250,590	32.1%	1,092,842	29.9%	157,748	14.4%
Income from operations	$1,128,337	29.0%	$1,097,128	30.0%	$31,209	2.8%

Gross Profit. Gross profit increased due to higher revenue and a 120 basis point increase in the gross profit margin. The increase in the gross profit margin reflected favorable business mix, the benefit from price realization offsetting inflationary cost impacts, lower instrument costs, and software and services margin gains. The change in foreign currency exchange rates on the gross profit margin was not significant.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related, meeting, and travel costs. General and administrative expense increased primarily due to a $61.5 million expense related to an ongoing litigation matter, the comparison to the prior year benefit of a $16 million customer contract resolution gain, higher information technology and outside services, and acquisition-related costs. Research and development expense increased primarily due to higher project costs. The change in foreign currency exchange rates was not significant to operating expense growth.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Years Ended December 31,
Net Revenue (dollars in thousands)	2024	2023	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$3,129,492	$2,935,425	$194,067	6.6%	(0.2%)	—	6.8%
IDEXX VetLab consumables	1,303,250	1,188,261	114,989	9.7%	(0.3%)	—	10.0%
Rapid assay products	359,754	344,494	15,260	4.4%	(0.3%)	—	4.7%
Reference laboratory diagnostic and consulting services	1,336,121	1,278,617	57,504	4.5%	(0.1%)	—	4.6%
CAG Diagnostics services and accessories	130,367	124,053	6,314	5.1%	(0.4%)	—	5.5%
CAG Diagnostics capital - instruments	$131,928	$137,603	$(5,675)	(4.1%)	(0.8%)	—	(3.4%)
Veterinary software, services and diagnostic imaging systems:	$312,624	$279,328	$33,296	11.9%	(0.1%)	4.7%	7.3%
Recurring revenue	250,359	214,597	35,762	16.7%	—	6.0%	10.7%
Systems and hardware	62,265	64,731	(2,466)	(3.8%)	(0.1%)	0.3%	(4.0%)
Net CAG revenue	$3,574,044	$3,352,356	$221,688	6.6%	(0.2%)	0.4%	6.4%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher realized prices and, to a lesser extent, increased volumes, supported by new business gains and sustained high customer retention rates, offsetting constraints from macroeconomic and sector headwinds. The change in foreign currency exchange rates decreased CAG Diagnostics recurring revenue growth by 0.2%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher price realization and, to a lesser extent, higher sales volumes, supported by the expansion of our installed base of instruments and our expanded menu of available tests. The change in foreign currency exchange rates decreased revenue growth by 0.3%.

The increase in rapid assay revenue resulted primarily from higher price realization, partially offset by lower volumes driven by lower clinical visits in the U.S. The change in foreign currency exchange rates decreased revenue growth by 0.3%.

The increase in reference laboratory diagnostic and consulting services revenue was due to higher global price realization and higher testing volumes, primarily in the U.S. and, to a lesser extent, Europe and Asia. The change in foreign currency exchange rates decreased revenue growth by 0.1%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the 9% increase in our installed base of premium instruments. The change in foreign currency exchange rates decreased revenue growth by 0.4%.

CAG Diagnostics Capital – Instrument Revenue. The decrease in instrument revenue was primarily due to program effects on pricing, partially offset by higher ProCyte One and SediVue Dx placements. The change in foreign currency exchange rates decreased revenue growth by 0.8%.

Veterinary Software, Services, and Diagnostic Imaging Systems Revenue. The increase in recurring revenue was primarily due to higher subscription and support services volume from our expanded SaaS installed base and higher realized prices. The impact of a business acquisition increased recurring revenue growth by 6.0%. The decrease in our systems and hardware revenue was primarily due to lower digital imaging system sales and lower hardware sales associated with the transition to cloud-based software placements, partially offset by higher realized prices. The impact of a business acquisition increased systems and hardware revenue growth by 0.3%. The change in foreign currency exchange rates decreased systems and hardware revenue growth by 0.1%.

The following table presents the CAG segment results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$3,574,044		$3,352,356		$221,688	6.6%
Cost of revenue	1,394,864		1,349,930		44,934	3.3%
Gross profit	2,179,180	61.0%	2,002,426	59.7%	176,754	8.8%

Operating Expenses:
Sales and marketing	536,171	15.0%	517,258	15.4%	18,913	3.7%
General and administrative	402,198	11.3%	299,701	8.9%	102,497	34.2%
Research and development	202,395	5.7%	172,727	5.2%	29,668	17.2%
Total operating expenses	1,140,764	31.9%	989,686	29.5%	151,078	15.3%
Income from operations	$1,038,416	29.1%	$1,012,740	30.2%	$25,676	2.5%

Gross Profit. Gross profit increased primarily due to higher revenue and a 130 basis point increase in the gross profit margin. The increase in the gross profit margin reflected favorable business mix, the benefit from price realization offsetting inflationary cost impacts, lower instrument costs, and software and services margin gains. The change in foreign currency exchange rates on the gross profit margin was not significant.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related, meeting, and travel costs. General and administrative expense increased primarily due to a $61.5 million expense related to an ongoing litigation matter, the comparison to the prior year benefit of a $16 million customer contract resolution gain, higher information technology and outside services, and acquisition-related costs. Research and development expense increased primarily due to higher project costs. The change in foreign currency exchange rates was not significant to operating expense growth.

Water

The following table presents the Water segment results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$185,112		$168,149		$16,963	10.1%
Cost of revenue	55,101		52,148		2,953	5.7%
Gross profit	130,011	70.2%	116,001	69.0%	14,010	12.1%

Operating Expenses:
Sales and marketing	23,149	12.5%	21,249	12.6%	1,900	8.9%
General and administrative	16,873	9.1%	15,655	9.3%	1,218	7.8%
Research and development	5,456	2.9%	4,757	2.8%	699	14.7%
Total operating expenses	45,478	24.6%	41,661	24.8%	3,817	9.2%
Income from operations	$84,533	45.7%	$74,340	44.2%	$10,193	13.7%

Revenue. The increase in our Water business revenue was primarily due to higher realized prices and higher volumes. The increase in volumes in the U.S. and Europe was largely from our Colilert test products and related accessories used in coliform and E. coli testing, and, to a lesser extent, placements of our Tecta system instruments. The change in foreign currency exchange rates decreased revenue growth by 0.5%.

Gross Profit. Gross profit for Water increased due to higher revenue, and a 120 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to higher realized prices and lower freight costs, partially offset by higher product costs. The change in foreign currency exchange rates on the gross profit margin was not significant.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs and marketing expenses. General and administrative expense increased primarily due to higher personnel-related costs and an increase in bad debt expense. Research and development expense increased primarily due to higher project and outside services costs. The change in foreign currency exchange rates was not significant to operating expense growth.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$122,060		$121,659		$401	0.3%
Cost of revenue	59,500		56,219		3,281	5.8%
Gross profit	62,560	51.3%	65,440	53.8%	(2,880)	(4.4%)

Operating Expenses:
Sales and marketing	28,027	23.0%	25,798	21.2%	2,229	8.6%
General and administrative	16,716	13.7%	17,174	14.1%	(458)	(2.7%)
Research and development	11,184	9.2%	12,493	10.3%	(1,309)	(10.5%)
Total operating expenses	55,927	45.8%	55,465	45.6%	462	0.8%
Income from operations	$6,633	5.4%	$9,975	8.2%	$(3,342)	(33.5%)

Revenue. The increase in revenue was primarily due to volume growth in the U.S and Europe, and higher realized prices, partially offset by lower testing and herd health screening levels in Asia Pacific. The change in foreign currency exchange rates decreased revenue growth by 0.9%.

Gross Profit. The decrease in LPD gross profit was primarily due to a 250 basis point decrease in the gross profit margin. The decrease in the gross profit margin was primarily due to higher product and distribution costs and unfavorable business mix, partially offset by higher realized prices. The change in foreign currency exchange rates decreased the gross profit margin by approximately 30 basis points, including the impact of higher hedge gains in the current year compared to the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs. General and administrative expense decreased primarily due to lower bad debt expense and lower personnel-related costs. Research and development expense decreased primarily due to lower project costs. The change in foreign currency exchange rates was not significant to operating expense growth.

Other

The following table presents the Other results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Amount	Percentage

Revenues	$16,288		$18,789		$(2,501)	(13.3%)
Cost of revenue	9,112		12,686		(3,574)	(28.2%)
Gross profit	7,176	44.1%	6,103	32.5%	1,073	17.6%

Operating Expenses:
Sales and marketing	1,160	7.1%	1,761	9.4%	(601)	(34.1%)
General and administrative	6,504	39.9%	3,295	17.5%	3,209	97.4%
Research and development	757	4.6%	974	5.2%	(217)	(22.3%)
Total operating expenses	8,421	51.7%	6,030	32.1%	2,391	39.7%
Income from operations	$(1,245)	(7.6%)	$73	0.4%	$(1,318)	(1,805.5%)

Revenue. The decrease in Other revenue was primarily due to lower sales of our OPTI Medical instruments and consumables, partially offset by higher realized prices.

Gross Profit. Gross profit increased due to a 1,160 basis point increase in the gross profit margin, which offset the impact of lower revenues. The increase in the gross profit margin was primarily due to lower product costs and higher realized prices. The overall change in foreign currency exchange rates had an immaterial impact on the gross profit margin.

Operating Expenses. Sales and marketing expense decreased due to lower personnel-related costs. General and administrative expense increased primarily due to higher foreign currency transaction losses compared to the prior year. Foreign exchange losses on settlements for all operating segments are reported within our Other segment. Research and development expense decreased primarily due to lower development activities that were not related to our three primary business segments.

Non-Operating Items

Interest Expense and Income. Interest expense was $31.2 million for the year ended December 31, 2024, as compared to $41.6 million for the prior year. The decrease in interest expense was primarily due to lower average debt levels and, to a lesser extent, lower interest rates. Interest income was $12.7 million for the year ended December 31, 2024, compared to $5.6 million for the prior year. This increase in interest income is primarily due to the increase in money market investments throughout the current year, as compared to the prior year.

Provision for Income Taxes. Our effective income tax rate was 20.0% for the year ended December 31, 2024, and 20.4% for the year ended December 31, 2023. Our effective tax rate for the year ended December 31, 2024, was lower than the prior year primarily due to increased benefits related to share-based compensation. Our projected effective tax rate for 2025 is approximately 21.5%. This increase in the projected 2025 effective tax rate is primarily due to estimated reductions in tax benefits, compared to 2024, from share-based compensation and from the release of tax reserves related to uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. We generate cash primarily through the payments made by customers for our companion animal, livestock, poultry, dairy, and water products and services, consulting services, and other various systems and services. Our cash disbursements are primarily related to compensation and benefits for our employees, inventory and supplies, repurchase of our common stock, taxes, research and development, capital expenditures, rents, occupancy-related charges, interest expense, and business acquisitions. As of December 31, 2024, we had $288.3 million of cash and cash equivalents, compared to $453.9 million as of December 31, 2023. Working capital totaled $332.0 million as of December 31, 2024, compared to $543.7 million as of December 31, 2023. The change in working capital is primarily due to lower cash and higher current amount payable of our Senior Notes. As of December 31, 2024, we had a remaining borrowing availability of $998.1 million under our $1.25 billion Credit Facility, with $250.0 million in outstanding borrowings under the Credit Facility. The general availability of funds under our Credit Facility is reduced by $1.9 million for outstanding letters of credit. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example to fund significant discretionary activities, we could elect to raise capital in the U.S. through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and cash equivalents are generally available without restrictions to fund ordinary business operations outside the U.S.

The following table presents cash, cash equivalents, and marketable securities held domestically and by our foreign subsidiaries:

	For the Years Ended December 31,
Cash and cash equivalents (in thousands)	2024	2023

U.S.	$145,118	$324,434
Foreign	143,148	129,498
Total	$288,266	$453,932

Total cash, cash equivalents and marketable securities held in U.S. dollars by our foreign subsidiaries	$10,623	$13,170

Of the $288.3 million of cash and cash equivalents held as of December 31, 2024, $148.7 million was held as bank deposits at a diversified group of institutions, primarily systemically important banks, and $139.6 million was held in a U.S. government money market fund. Of the $453.9 million of cash and cash equivalents held as of December 31, 2023, $163.1 million was held as bank deposits at a diversified group of institutions, primarily systemically important banks, and $290.8 million was held in a U.S. government money market fund. Cash and cash equivalents as of December 31, 2024, included approximately USD $1.0 million in cash denominated in non-U.S. currencies held in a country with currency control restrictions, which limit our ability to transfer funds outside of the country in which they are held without incurring costs. The currency control restricted cash is generally available for use within the country where it is held.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023

Days sales outstanding (1)	47.1	48.9	47.3	45.7	46.1
Inventory turns (2)	1.3	1.3	1.4	1.3	1.3
(1)     Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.
(2)     Inventory turns are calculated as the ratio our inventory-related cost of revenue for the quarter multiplied by four, divided by the average inventory balances at the beginning and end of each quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

(in thousands)	For the Years Ended December 31,
	2024	2023	Dollar Change

Net cash provided by operating activities	$929,001	$906,510	$22,491
Net cash used by investing activities	(207,062)	(125,254)	(81,808)
Net cash used by financing activities	(878,073)	(441,996)	(436,077)
Net effect of changes in exchange rates on cash	(9,532)	2,126	(11,658)
Net change in cash and cash equivalents	$(165,666)	$341,386	$(507,052)

Operating Activities. The increase in cash provided by operating activities of $22.5 million during 2024, compared to 2023, was primarily due to higher net income, net of noncash revenues and expenses, including a $61.5 million charge related to an ongoing litigation matter, and a comparative benefit from the use of cash during the prior year for a $15.0 million milestone payment to license intellectual property. Noncash adjustments to net income for net deferred tax benefits were comparatively lower for the current year. These relative increases in cash from operations were partially offset by higher income tax and annual employee incentive program payments during the current year.

The following table presents cash flow impacts from changes in operating assets and liabilities:

(in thousands)	For the Years Ended December 31,
	2024	2023	Dollar Change

Accounts receivable	$(28,280)	$(53,871)	$25,591
Inventories	(28,001)	(28,651)	650
Accounts payable	8,086	(557)	8,643
Deferred revenue	(4,378)	(3,032)	(1,346)
Other assets and liabilities	(80,665)	13,682	(94,347)
Total change in cash due to changes in operating assets and liabilities	$(133,238)	$(72,429)	$(60,809)

Cash used due to changes in operating assets and liabilities during the year ended December 31, 2024, compared to the same period in the prior year, increased $60.8 million. Cash used for other assets and liabilities increased $94.3 million primarily due to higher tax payments and higher annual employee incentive program payments, compared to the prior year. Uses of cash were partially offset by higher non-cash operating expenses recorded as accrued liabilities, including a $61.5 million accrued expense related to an ongoing litigation matter, and by a comparative benefit from the use of cash during the prior year for a $15.0 million milestone payment to license intellectual property. Cash used for accounts receivable decreased $25.6 million compared to the prior year primarily due to the timing of customer payments received, partially offset by higher revenue.

We have historically experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year and for the annual period driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

Investing Activities. Cash used by investing activities was $207.1 million during 2024, compared to $125.3 million used during 2023. The increase in cash used by investing activities during 2024, compared to 2023, was primarily due to the acquisition of a software business during the current year.

Our total capital expenditure plan for 2025 is estimated to be approximately $160.0 million, which includes capital investments in manufacturing and operations facilities to support growth, as well as investments in customer-facing software development.

Financing Activities. Cash used by financing activities was $878.1 million during 2024, compared to $442.0 million used during 2023. The increase in cash used was primarily due to $837.0 million of repurchases of our common stock during the current year, including the 1% excise tax paid on certain stock repurchases, compared to $71.9 million used for repurchases during the prior year. This increase in cash used by financing was partially offset by no borrowings or repayments under our Credit Facility during the current year, compared to repayments of $329.0 million under our Credit Facility during the prior year.

Repurchases of our common stock vary depending upon the level of other investing and deployment activities, as well as share price and prevailing interest rates. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders, and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. We primarily fund our share repurchases with cash generated from operations, as well as from various capital market activities, including the committed available financing through our Credit Facility. Cash used to repurchase shares of our common stock increased by $765.1 million during 2024, compared to 2023. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 20. Repurchases of Common Stock” for additional information about our share repurchases. We currently anticipate approximately $1.5 billion of share repurchases in 2025, subject to market conditions.

The aggregate principal amounts of our 2025 Series C Notes will become due and payable on June 18, 2025, and the aggregate principal amounts of our 2025 Series B Notes will become due and payable on December 11, 2025. We anticipate paying off our 2025 Series C Notes for €88.9 million when due in June 2025, and our 2025 Series B Notes for $75.0 million when due in December 2025, with available cash on hand, borrowings under our Credit Facility, or proceeds from the issuance of new notes, or a combination thereof. Should we elect to prepay any of our senior notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Senior Note Agreements. Additionally, in the event of a change in control of the Company or upon the disposition of certain assets of the Company, the proceeds of which are not reinvested (as defined in the Senior Note Agreements), we may be required to prepay all or a portion of the senior notes.

Under the $1.25 billion Credit Facility, the $1.0 billion unsecured credit line matures on December 9, 2026, and requires no scheduled prepayments before that date. On October 20, 2022, pursuant to the terms of the Credit Facility, the term lenders thereunder provided us, as borrower, an incremental term loan in an aggregate principal amount of $250.0 million (the “Term Loan”). The Term Loan matures on October 20, 2025. The net proceeds of the Term Loan were used to repay previously incurred revolver borrowings under the Credit Facility. The Term Loan is subject to the same affirmative and negative covenants and events of default as the borrowings previously incurred pursuant to the Credit Facility. The applicable interest rate for the Term Loan is consistent with our line of credit, and is calculated at a per annum rate equal to either (at our option) (1) a prime rate plus a margin ranging from 0.0% to 0.375% based on our consolidated leverage ratio, (2) an adjusted term SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio, or (3) an adjusted daily simple SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 13, Debt” for additional information about our applicable interest rates on our Credit Facility. Under the Credit Facility, we also pay quarterly commitment fees ranging from 0.075% to 0.25%, based on our leverage ratio, on any unused commitment.

Under the Credit Facility, the net repayment and borrowing activity resulted in increased cash used of $329.0 million during 2024, compared to 2023. As of December 31, 2024, we had $250.0 million outstanding on our line of credit, all of which was on our $250.0 million Term Loan under the Credit Facility. As of December 31, 2023, we had $250.0 million outstanding on our line of credit and a $250.0 million Term Loan, all of which was on our $250.0 million Term Loan under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.9 million and $1.5 million for letters of credit that were issued primarily in connection with our workers' compensation policy as of December 31, 2024, and December 31, 2023, respectively. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements and violations of laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation not to exceed 3.5-to-1. As of December 31, 2024, we were in compliance with the covenants of the Credit Facility. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, (“ERISA”), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness, and a change of control default.

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

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements or variable interest entities except for letters of credit and third-party guarantees, as reflected in “Part II, Item 8. Financial Statements and Supplementary Data, Note 13 Debt” and “Part II, Item 8. Financial Statements and Supplementary Data. Note 16. Commitments, Contingencies and Guarantees” to the consolidated financial statements for the year ended December 31, 2024, included in this Annual Report on Form 10-K, respectively.

Financial Covenant. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements and Credit Facility, not to exceed 3.5-to-1. As of December 31, 2024, we were in compliance with the covenants of the Senior Note Agreements and Credit Facility. The following details our consolidated leverage ratio calculation:

(in thousands)	Twelve Months Ended
Trailing 12 Months Adjusted EBITDA:	December 31, 2024

Net income attributable to stockholders	$887,867
Interest expense	31,205
Provision for income taxes	221,964
Depreciation and amortization	129,936
Acquisition-related expense	204
Share-based compensation expense	60,295
Extraordinary and other non-recurring non-cash charges	250
Adjusted EBITDA	$1,331,721

(dollars in thousands)	Twelve Months Ended
Debt to Adjusted EBITDA Ratio:	December 31, 2024

Line of credit	$250,000
Current and long-term portion of long-term debt	617,573
Total debt	867,573
Acquisition-related consideration payable	2,587
Deferred financing costs	230
Gross debt	$870,390
Gross debt to Adjusted EBITDA ratio	0.65

Cash and cash equivalents	$(288,266)
Net debt	$582,124
Net debt to Adjusted EBITDA ratio	0.44

Commitments, Contingencies and Guarantees

For more information regarding our commitments, contingencies, and guarantees, refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 16. Commitments, Contingencies and Guarantees.”

For more information on our future lease payments, refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 8. Lease Commitments” for our minimum lease payment schedule. The expected timing of payments of our leases may be different in future years, depending on decisions to extend lease terms and/or enter into additional leases in the preceding years.

For more information on our future Swiss defined benefit pension plans payments, refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 23. IDEXX Retirement and Incentive Savings Plan” for our future benefits expected to be paid.

As of December 31, 2024, current liabilities include $250.0 million outstanding borrowing on our Credit Facility and the current portion of long-term debt of $167.8 million recorded as current liabilities. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 13. Debt” for more information about our Credit Facility and for more information on our repayment of our Senior Notes.

We also have purchase obligations that include agreements and purchase orders to purchase goods or services that are contractually enforceable and that specify all significant terms, including fixed or minimum quantities, pricing, and approximate timing of purchases. As of December 31, 2024, we had approximately $211.0 million in purchase obligations due in 2025. Our purchase obligations beyond 2025 are approximately $168.7 million. These purchase obligation amounts do not include amounts recorded in accounts payable, as of December 31, 2024. The expected timing of payments of our purchase obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

Additionally, we have agreements with third parties that we have entered into in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and, based on our analysis of the nature of the risks involved, we believe that the fair value of these agreements is minimal. Accordingly, we did not record any liabilities for these obligations as of December 31, 2024, and 2023, and do not anticipate any future payments for these guarantees.

As of December 31, 2024, we paid our remaining obligation associated with the deemed repatriation tax resulting from the Tax Cuts and Jobs Act of 2017 for $21.8 million. For information on our unrecognized tax benefits, refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 14. Income Taxes.”

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists primarily of foreign currency exchange risk, interest rate risk, and effects of inflation. Our functional currency is the U.S. dollar and our primary manufacturing operations and inventory supply contracts are in the U.S. or in U.S. dollars, but we distribute our products worldwide both through direct export and through our foreign subsidiaries. Our primary foreign currency transaction risk consists of intercompany purchases and sales of products, and we attempt to mitigate this risk through our hedging program described below. For the year ended December 31, 2024, approximately 22% of our consolidated revenue was derived from products manufactured or sourced in U.S. dollars and sold internationally in local currencies, compared to 21% for both the years ended December 31, 2023, and 2022. The functional currency of most of our subsidiaries is their local currency.

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

The following table presents the estimated foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share for the current period and compared to the respective prior-year period:

	For the Years Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022

Revenue (decrease) increase	$(9,471)	$(4,603)	$(108,812)

Operating profit (decrease) increase, excluding hedge activity and exchange impacts on settlement of foreign currency denominated transactions	$(4,253)	$(5,489)	$(56,420)
Hedge gains (losses) - current period	5,932	3,512	25,733
Foreign currency transaction (losses) - current period	(4,527)	(1,078)	(3,408)
Operating profit (decrease) increase - current period	$(2,848)	$(3,055)	$(34,095)

Hedge (gains) losses - prior period	(3,512)	(25,733)	7,121
Foreign currency transaction losses - prior period	1,078	3,408	2,111
Operating profit (decrease) increase - compared to prior period	$(5,282)	$(25,380)	$(24,863)

Diluted earnings per share (decrease) increase - compared to prior period	$(0.05)	$(0.24)	$(0.22)

At our current foreign exchange rate assumptions, we anticipate year-over-year changes will reduce our revenues, decrease our operating profit, and diluted earnings per share in the year ending December 31, 2025, by approximately $80 million, $22 million, and $0.21 per share, respectively. These unfavorable impacts to our operating profit and diluted earnings per share include net year-over-year impacts of foreign currency hedging activity, which is expected to increase total company operating profit by approximately $19 million and diluted earnings per share by $0.18 during the year ending December 31, 2025. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimate assumes that the value of the U.S. dollar relative to other currencies will reflect the euro at $1.02, the British pound at $1.23, the Canadian dollar at $0.68, the Australian dollar at $0.61; the Japanese yen at ¥160, the Chinese renminbi at RMB 7.43, and the Brazilian real at R$6.21 to the U.S. dollar for the full year of 2025.

The foreign currency exchange impacts on our revenue and operating income will be different from our 2025 estimates if actual foreign exchange rates are different from our assumptions. Excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, a 1% strengthening of the U.S. dollar would reduce revenue by approximately $13 million and operating income by approximately $5 million, net of hedge positions.

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

Our foreign currency hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the year ended December 31, 2024. We enter into foreign currency exchange contracts designated as cash flow hedges for amounts that are less than the full value of forecasted intercompany purchases and sales and for amounts that are equivalent to, or less than, other significant transactions. As a result, no significant ineffectiveness has resulted or been recognized in the statements of income for the years ended December 31, 2024, 2023, and 2022. Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.

We enter into hedge agreements where we believe we have meaningful exposure to foreign currency exchange risk, with the exception of certain emerging markets where it is not practical to hedge our exposure. We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to foreign services and in emerging markets where it is not practical to hedge. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany purchases and sales totaled $325.7 million as of December 31, 2024, and $294.0 million as of December 31, 2023. As of December 31, 2024, we had $12.8 million of net unrealized gains on foreign currency exchange contracts reflected within accumulated other comprehensive income, net of related tax. For more information on our hedge agreements refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 19. Hedging Instruments.”

For additional information, refer to “Part I, Item 1A. Risk Factors:” “Since our business is global in nature, geopolitical risks and other risks associated with doing business internationally could negatively affect our business, financial condition, and operating results” and “Strengthening of the rate of exchange for the U.S. dollar has a negative effect on our business,” and “Part II, Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies.”

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

We entered into an interest rate swap to manage the effect of variable interest obligations on amounts borrowed under the terms of the Credit Facility. Beginning on March 31, 2023, the variable interest rate associated with $250.0 million of borrowings outstanding under the Credit Facility became effectively fixed at 3.9%, plus the applicable credit spread, through October 20, 2025. Borrowings outstanding under the Credit Facility as of December 31, 2024, were $250.0 million.

During 2024, we experienced inflationary pressure on our operating costs. During 2025, we expect to continue to face higher costs for labor, commodities, energy, and transportation, as well as increased prices from suppliers. Furthermore, additional tariffs on imported goods may increase our costs to purchase products, components, and materials. We may not be able to offset these higher costs through productivity initiatives and price increases, which may materially and adversely affect our business, results of operations, and financial condition. Any price increases we may impose may lead to declines in sales volume or loss of business, if competitors do not similarly adjust their prices, or customers refuse to purchase at the higher prices.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report commencing on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Certifications

The certifications with respect to disclosure controls and procedures and internal control over financial reporting of the Company’s Chief Executive Officer and Chief Financial Officer are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

Rule 10b5-1 Trading Plan Elections

Jonathan W. Ayers resigned as an independent director of the Company on November 8, 2024. As previously reported, Mr. Ayers entered into a Rule 10b5-1 trading arrangement (the “plan”) on August 29, 2024. Mr. Ayers terminated the plan effective November 25, 2024, and no trades were executed under the plan.

Except as noted above, during the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Directors, executive officers, and compliance with Section 16(a) of the Exchange Act, our code of ethics and corporate governance is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Proposal One – Election of Directors,” “Executive Compensation – Executive Officers,” “Executive Compensation - Equity Award Grant Policy,” “Stock Ownership Information – Delinquent Section 16(a) Reports,” “Corporate Governance – Corporate Governance Guidelines and Code of Ethics,” and “Corporate Governance – Board Committees” in the Company’s definitive Proxy Statement with respect to its 2025 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on
Form 10-K.

Insider Trading Arrangements and Policies

We have adopted an insider trading policy (the “Insider Trading Policy”) and related procedures, which govern the purchase, sale, and other dispositions of our securities by our directors, officers, employees, and other covered persons, as well as by IDEXX itself. We believe that our Insider Trading Policy and related procedures are reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and the Nasdaq Stock Market listing standards applicable to us. The Insider Trading Policy prohibits our directors, officers, employees, and other covered persons from trading in our securities while in possession of material non-public information about us. This Policy also generally prohibits disclosure of material non-public information about us to others, with some limited exceptions.

The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy filed with this Annual Report on Form 10-K as Exhibit 19.1.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Executive Compensation – Compensation Discussion and Analysis,” “Executive Compensation – Executive Compensation Tables,” “Executive Compensation – Potential Payments Upon Termination or Change in Control,” “Corporate Governance – Non-Employee Director Compensation,” “Corporate Governance – 2024 Non-Employee Director Compensation Table,” “Executive Compensation – CEO Pay Ratio,” “Executive Compensation – Pay Versus Performance,” “Corporate Governance – Compensation and Talent Committee Interlocks and Insider Participation,” and “Compensation and Talent Committee Report” in the Company’s definitive Proxy Statement with respect to its 2025 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to Item 201(d) of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Executive Compensation – Equity Compensation Plan Information” in the Company’s definitive Proxy Statement with respect to its 2025 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information required by this Item with respect to Item 403 of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Stock Ownership Information” in the Company’s definitive Proxy Statement with respect to its 2025 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance – Related Person Transactions” and “Corporate Governance – Director Independence” in the Company’s definitive Proxy Statement with respect to its 2025 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Audit Committee Matters – Independent Auditors’ Fees” and “Audit Committee Matters – Independent Auditor Fee Approval Policy” in the Company’s definitive Proxy Statement with respect to its 2025 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K

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
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of IDEXX Laboratories, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IDEXX Laboratories, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition from Certain Product and Service Revenue

As described in Note 3 to the consolidated financial statements, the Company recognized product and service revenue of $3.9 billion for the year ended December 31, 2024, of which a majority relates to certain product and service revenue. Management recognizes revenue when, or as, performance obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to a customer, and it is probable that the Company will collect substantially all of the consideration to which they will be entitled, based on the customer’s intent and ability to pay the promised consideration. Management excludes sales, use, value-added, and other taxes they collect on behalf of third parties from revenue. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products or services to a customer. To accurately present the consideration received in exchange for promised products or services, the Company applies the five-step revenue recognition model.

The principal consideration for our determination that performing procedures relating to revenue recognition from certain product and service revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition from certain product and service revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of certain product and service revenue at the amount of consideration management expects to receive in exchange for transferring products or services to the customer. These procedures also included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, contracts, proof of delivery and acceptance for instruments, proof of shipment, proof of lab report or proof of lab test, and subsequent payment receipts and (ii) for a sample of outstanding customer invoice balances as of December 31, 2024, obtaining and inspecting source documents, such as invoices, proof of delivery and acceptance for instruments, proof of shipment, proof of lab report or proof of lab test, and subsequent payment receipts.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 21, 2025

We have served as the Company’s auditor since 2002.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2024	December 31, 2023

ASSETS
Current Assets:
Cash and cash equivalents	$288,266	$453,932
Accounts receivable, net of allowance of $12,585 in 2024 and $9,501 in 2023	473,575	457,445
Inventories	381,877	380,282
Other current assets	256,179	203,595
Total current assets	1,399,897	1,495,254
Long-Term Assets:
Property and equipment, net	713,123	702,177
Operating lease right-of-use assets	116,129	115,499
Goodwill	405,100	365,961
Intangible assets, net	111,676	84,500
Other long-term assets	547,518	496,534
Total long-term assets	1,893,546	1,764,671
TOTAL ASSETS	$3,293,443	$3,259,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$114,211	$110,643
Accrued liabilities	502,119	478,712
Credit facility	250,000	250,000
Current portion of long-term debt	167,787	74,997
Current portion of deferred revenue	33,799	37,195
Total current liabilities	1,067,916	951,547
Long-Term Liabilities:
Deferred income tax liabilities	11,312	7,235
Long-term debt, net of current portion	449,786	622,883
Long-term deferred revenue, net of current portion	26,939	28,533
Long-term operating lease liabilities, net of current portion	97,836	99,671
Other long-term liabilities	44,341	65,526
Total long-term liabilities	630,214	823,848
Total liabilities	1,698,130	1,775,395

Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 107,836 shares in 2024 and 107,506 shares in 2023; Outstanding: 81,604 shares in 2024 and 83,032 shares in 2023	10,784	10,751
Additional paid-in capital	1,673,863	1,569,565
Deferred stock units: Outstanding: 60 units in 2024 and 59 units in 2023	5,885	5,530
Retained earnings	5,332,438	4,444,571
Accumulated other comprehensive loss	(93,645)	(71,206)
Treasury stock, at cost: 26,232 shares in 2024 and 24,474 shares in 2023	(5,334,012)	(4,474,681)
Total IDEXX Laboratories, Inc. stockholders’ equity	1,595,313	1,484,530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,293,443	$3,259,925

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Revenue:
Product revenue	$2,248,178	$2,089,936	$1,928,773
Service revenue	1,649,326	1,571,017	1,438,551
Total revenue	3,897,504	3,660,953	3,367,324
Cost of Revenue:
Cost of product revenue	716,078	717,951	656,511
Cost of service revenue	802,499	753,032	706,475
Total cost of revenue	1,518,577	1,470,983	1,362,986
Gross profit	2,378,927	2,189,970	2,004,338
Expenses:
Sales and marketing	588,507	566,066	524,505
General and administrative	442,291	335,825	326,248
Research and development	219,792	190,951	254,820
Total operating expenses	1,250,590	1,092,842	1,105,573
Income from operations	1,128,337	1,097,128	898,765
Interest expense	(31,205)	(41,581)	(39,858)
Interest income	12,699	5,629	1,065
Income before provision for income taxes	1,109,831	1,061,176	859,972
Provision for income taxes	221,964	216,134	180,883
Net income	$887,867	$845,042	$679,089

Earnings per Share:
Basic	$10.77	$10.17	$8.12
Diluted	$10.67	$10.06	$8.03
Weighted Average Shares Outstanding:
Basic	82,467	83,066	83,623
Diluted	83,246	83,978	84,600

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022

Net income	$887,867	$845,042	$679,089
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(46,958)	17,725	(25,692)
Defined benefit plans (loss), net of tax benefit of $(130) in 2024, $(267) in 2023, and $(613) in 2022	(701)	(1,302)	(3,282)
Reclassification adjustment for defined benefit plans included in net income, net of tax of $154 in 2024, $111 in 2023, and $99 in 2022	352	519	506
Unrealized gain (loss) from Euro-denominated notes, net of tax expense (benefit) of $1,280 in 2024, $(811) in 2023, and $1,411 in 2022	4,105	(2,601)	4,525
Unrealized gain (loss) from investments, net of tax expense (benefit) of $— in 2024, $3 in 2023, and $(14) in 2022	1	8	(46)
Reclassification adjustment from investments included in net income, net of tax of $51 in 2024, $— in 2023, and $— in 2022	163	—	—
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) from foreign currency exchange contracts, net of tax expense (benefit) of $7,660 in 2024, $(143) in 2023, and $5,954 in 2022	19,418	(792)	14,851
Unrealized gain (loss) from cross currency swaps, net of tax expense (benefit) of $1,864 in 2024, $(1,754) in 2023, and $1,190 in 2022	5,981	(5,629)	3,817
Unrealized gain (loss) from interest rate swap, net of tax expense (benefit) of $600 in 2024, $976 in 2023, and $— in 2022	1,927	3,131	—
Reclassification adjustment from derivative instruments for (gains) losses included in net income, net of tax (expense) benefit of $(2,473) in 2024, $(1,699) in 2023, and $(6,742) in 2022	(6,727)	(4,469)	(18,991)
Unrealized gain (loss) on derivative instruments	20,599	(7,759)	(323)
Other comprehensive gain (loss), net of tax	(22,439)	6,590	(24,312)
Comprehensive income	$865,428	$851,632	$654,777

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance as of December 31, 2021	106,878	$10,688	$1,377,320	$5,719	$2,920,440	$(53,484)	$(3,570,691)	$689,992
Net income	—	—	—	—	679,089	—	—	679,089
Other comprehensive gain, net of tax	—	—	—	—	—	(24,312)	—	(24,312)
Repurchases of common stock, net of issuances	—	—	—	—	—	—	(821,421)	(821,421)
Common stock issued under stock plans, net	315	31	36,195	(607)	—	—	—	35,619
Share-based compensation cost	—	—	49,700	70	—	—	—	49,770
Balance as of December 31, 2022	107,193	10,719	1,463,215	5,182	3,599,529	(77,796)	(4,392,112)	608,737
Net income	—	—	—	—	845,042	—	—	845,042
Other comprehensive loss, net of tax	—	—	—	—	—	6,590	—	6,590
Repurchases of common stock, net of issuances	—	—	—	—	—	—	(82,569)	(82,569)
Common stock issued under stock plans, net	313	32	46,639	320	—	—	—	46,991
Share-based compensation cost	—	—	59,711	28	—	—	—	59,739
Balance as of December 31, 2023	107,506	10,751	1,569,565	5,530	4,444,571	(71,206)	(4,474,681)	1,484,530
Net income	—	—	—	—	887,867	—	—	887,867
Other comprehensive loss, net of tax	—	—	—	—	—	(22,439)	—	(22,439)
Repurchases of common stock, net of issuances	—	—	—	—	—	—	(859,331)	(859,331)
Common stock issued under stock plans, net	330	33	44,010	348	—	—	—	44,391
Share-based compensation cost	—	—	60,288	7	—	—	—	60,295
Balance as of December 31, 2024	107,836	$10,784	$1,673,863	$5,885	$5,332,438	$(93,645)	$(5,334,012)	$1,595,313

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022

Cash Flows from Operating Activities:
Net income	$887,867	$845,042	$679,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,936	114,908	111,900
Impairment charges	250	1,484	2,346
Provision for uncollectible accounts	6,867	5,552	5,829
Deferred income taxes	(24,194)	(48,306)	(35,065)
Share-based compensation expense	60,295	59,739	49,770
Other	1,218	520	2,645
Changes in assets and liabilities:
Accounts receivable	(28,280)	(53,871)	(41,398)
Inventories	(28,001)	(28,651)	(121,731)
Accounts payable	8,086	(557)	3,467
Deferred revenue	(4,378)	(3,032)	(11,019)
Other assets and liabilities	(80,665)	13,682	(102,849)
Net cash provided by operating activities	929,001	906,510	542,984
Cash Flows from Investing Activities:
Purchases of property and equipment	(120,922)	(133,631)	(148,838)
Acquisitions of intangible assets	(10,000)	—	(10,000)
Equity investments	(1,004)	—	(25,000)
Acquisitions of businesses, net of cash acquired	(76,694)	—	(11,512)
Proceeds from net investment hedges	1,558	8,377	—
Net cash used by investing activities	(207,062)	(125,254)	(195,350)
Cash Flows from Financing Activities:
(Payments) borrowings on credit facility, net	—	(329,000)	505,500
Payments of senior notes	(75,000)	(75,000)	(75,000)
Debt issuance costs	—	—	(435)
Repurchases of common stock	(837,034)	(71,920)	(819,711)
Proceeds from exercises of stock options and employee stock purchase plans	44,492	47,034	35,747
Payments of acquisition-related contingent consideration and holdbacks	—	(3,135)	(6,431)
Shares withheld for statutory tax withholding payments on restricted stock	(10,531)	(9,975)	(10,606)
Net cash used by financing activities	(878,073)	(441,996)	(370,936)
Net effect of changes in exchange rates on cash	(9,532)	2,126	(8,606)
Net increase (decrease) in cash and cash equivalents	(165,666)	341,386	(31,908)
Cash and cash equivalents at beginning of period	453,932	112,546	144,454
Cash and cash equivalents at end of period	$288,266	$453,932	$112,546

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

We develop, manufacture, and distribute products and provide services primarily for the companion animal veterinary, livestock and poultry, dairy, and water testing industries. We also sell human medical point-of-care products and laboratory diagnostics. Our principal line of business, which we refer to as our Companion Animal Group (“CAG”) operating segment, provides diagnostic capabilities and information management solutions for the companion animal veterinary industry, as well as the biomedical research community. Our principal regions for these products and services are North America, Europe, Australia, and Japan, but we also sell to customers and distributors in many other countries. Our Water operating segment provides innovative testing solutions for the quality and safety of water principally in the U.S. and Europe, and Brazil, but we also sell to customers in many other countries. Our Livestock, Poultry and Dairy (“LPD”) operating segment provides diagnostic tests and related instrumentation and performs services that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to ensure the quality and safety of milk. Our principal regions for these products and services are Europe, the United States, Brazil, China, and Japan, but we also sell to customers in many other countries. We also operate a smaller operating segment that is comprised of our human medical diagnostic products and services business (“OPTI Medical”). Financial information about our OPTI Medical operating segment is combined and presented with our out-licensing arrangements remaining from our pharmaceutical business in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. Refer to “Note 3. Revenue” for additional information regarding disaggregated revenue by segment, major product and service categories, and geographical areas. Refer to “Note 17. Segment Reporting” for additional information regarding our reportable operating segments.

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

There is no restricted cash on our consolidated balance sheets for the years ended December 31, 2024, and 2023.

(c)    Inventories – Refer to Note 7

(d)    Property and Equipment – Refer to Note 9

(e)    Goodwill and Other Intangible Assets – Refer to Note 11

(f)    Warranty Reserves

We provide a standard twelve-month warranty on all diagnostic instruments sold. We recognize the cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. Cost of product revenue reflects not only estimated warranty expense for instruments sold in the current period, but also any changes in estimated warranty expense for the portion of the aggregate installed base that is under warranty. Estimated warranty expense is based on a variety of inputs, including historical instrument performance in the customers’ environments, historical and estimated costs incurred in servicing instruments, and projected instrument reliability. Should actual service rates or costs differ from our estimates, revisions to the estimated warranty liability would be required. The liability for warranties is included in accrued liabilities in the accompanying consolidated balance sheets. The amount of warranty reserve during the years ended December 31, 2024, and 2023 was not material.

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

(i)    Revenue – Refer to Note 3

(j)    Research and Development Costs

Research and development costs, which consist of employee compensation and benefits, certain licensing costs, materials, external consulting, and product development costs, are expensed as incurred. We evaluate our research and development costs for capitalization after the technological feasibility has been established for software and products containing software to be sold; however, no costs were capitalized during the years ended December 31, 2024, 2023, and 2022. Software developed to deliver hosted services to our customers has been designated as internal-use, and we capitalize certain costs incurred in connection with developing or obtaining software designated for internal use. Refer to “Note 9. Property and Equipment, Net” for further information on internal-use software.

(k)    Advertising Costs

Advertising costs, which are recognized as sales and marketing expense in the period in which they are incurred, were $3.4 million, $4.2 million, and $5.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

(l)    Legal Costs

Legal costs are considered period costs and, accordingly, are expensed in the year services are provided.

(m)    Share-Based Compensation – Refer to Note 5

(n)    Lease Commitments – Refer to Note 8

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

Revenues and expenses denominated in a currency other than the respective subsidiary’s functional currency are recorded at the current exchange rate when the transaction is recognized. Monetary assets and liabilities denominated in a currency other than the respective subsidiary’s functional currency are remeasured at each balance sheet date using the exchange rate in effect at each balance sheet date. These foreign currency gains and losses are included in general and administrative expenses within our Other segment. We recognized aggregate foreign currency losses of $4.5 million, $1.1 million, and $3.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

(q)    Hedging Instruments – Refer to Note 19

(r)    Fair Value Measurements – Refer to Note 18

(s)    Comprehensive Income

We report all changes in equity, including net income and transactions or other events and circumstances from non-owner sources during the period in which they are recognized. We have chosen to present comprehensive income, which encompasses net income, foreign currency translation adjustments, gains and losses on our net investment hedges, defined benefit plan adjustments, and the difference between the cost and the fair market value of investments in debt and equity securities, forward currency exchange contracts, and interest rate swap contracts in the consolidated statements of comprehensive income. Refer to “Note 21. Accumulated Other Comprehensive Income” for information about the effects on net income of significant amounts reclassified out of each component of AOCI for the years ended December 31, 2024, 2023, and 2022.

(t)     Equity and Cost Methods of Accounting for Investments

Investments where we have the ability to exercise significant influence, but do not control the entity, are accounted for under the equity method of accounting. Significant influence generally exists if we have a 20% to 50% ownership interest in the investee, or in the case of a limited partnership or similar entity, at least 3% to 5%. Equity investments in entities for which we do not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost less impairment, if any, adjusted for changes resulting from qualifying observable price changes for the identical investment of the same issuer should they occur.

We evaluate our investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

Our equity investments of $31.0 million and $30.3 million for the years ended December 31, 2024, and December 31, 2023, respectively, are recorded at cost in other long-term assets. Refer to “Note 4. Acquisitions, Asset Purchases and Investments” for additional information regarding our acquisition of certain equity investments.

(u)    Concentrations of Risk

Financial Instruments. Financial instruments that potentially subject us to concentrations of credit risk are principally cash, cash equivalents, accounts receivable, contract assets, lease receivables, and derivatives. To mitigate such risk with respect to cash and cash equivalents, we place our cash with highly rated financial institutions, in accounts that are insured by the U.S. government and money market funds invested in government securities. To reduce credit risk with respect to accounts receivable, contract assets, and lease receivables, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers that purchase our products and services, and we have no significant customers that accounted for greater than 10% of our consolidated revenues during the year ended December 31, 2024. As a result, we believe that accounts receivable, contract assets, and lease receivables credit risk exposure is limited. We maintain allowances for expected credit losses, but historically have not experienced material losses related to an individual customer or group of customers in any particular industry or geographic area.

To mitigate concentration of credit risk with respect to derivatives, we enter into transactions with highly rated financial institutions, enter into master netting arrangements with counterparties to our derivative transactions, and frequently monitor the creditworthiness of our counterparties. Our master netting arrangements reduce our exposure in that they permit outstanding receivables and payables with the counterparties to our derivative transactions to be offset in the event of default. We have not incurred such losses and consider the risk of counterparty default to be minimal.

Sole and Single-Source Suppliers. Many of the third parties that provide us with certain instruments we sell, as well as certain components, raw materials and consumables used in or with our products, are sole or single-source suppliers. Some of the products that we purchase from these suppliers are proprietary or complex in nature, and, therefore, cannot be readily or easily replaced by alternative sources. We have a process of qualifying alternative third-party suppliers for select components and materials, which in certain cases require approvals from various regulatory agencies before we are able to use and sell products using these alternative sources. If we are unable to obtain adequate quantities of inventory, we could face cost increases or delays or discontinuations in product shipments, which could have a material adverse effect on our results of operations. Under certain long-term supply arrangements, we paid the supplier for costs related to molds, dies, and other tools used for the production of products we purchase. These payments are capitalized in other assets, as we do not have title or control of the underlying production assets, and are amortized to cost of sales.

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

We adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” as of December 31, 2024. ASU 2023-07 is intended to improve reportable segment disclosures. The amendments require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The adoption of ASU 2023-07 did not have a material impact on our consolidated financial statements.

(w)    New Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, to provide disaggregated disclosures of specific expense categories underlying all relevant income statement expense line items on an annual and interim basis. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating ASU 2024-03 to determine its impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes amendments that enhance income tax disclosures, primarily through standardization and disaggregation of income tax rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. We are currently evaluating ASU 2023-09 to assess the impact on our consolidated financial statement disclosures and to determine the transition method in which the new guidance will be adopted.

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

We enter into contracts where customers purchase combinations of IDEXX products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The timing of revenue recognition, billings, and cash collections result in accounts receivable, lease receivables, and contract assets arising when revenue is recognized in advance of billings, and contract liabilities or deferred revenue as a result of receiving consideration in advance of revenue recognition within our consolidated balance sheets. Customer payment terms are typically 30 to 60 days, and these terms vary by location based on local business practices and by customer.

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

The following table presents revenue by major product and service categories:

(in thousands)	For the Years Ended December 31,
	2024	2023	2022
CAG segment revenue:
CAG Diagnostics recurring revenue:	$3,129,492	$2,935,425	$2,660,280
IDEXX VetLab consumables	1,303,250	1,188,261	1,057,236
Rapid assay products	359,754	344,494	313,667
Reference laboratory diagnostic and consulting services	1,336,121	1,278,617	1,178,113
CAG Diagnostics services and accessories	130,367	124,053	111,264

CAG Diagnostics capital - instruments	131,928	137,603	147,326

Veterinary software, services and diagnostic imaging systems:	312,624	279,328	251,187
Recurring revenue	250,359	214,597	180,973
Systems and hardware	62,265	64,731	70,214
CAG segment revenue	3,574,044	3,352,356	3,058,793

Water segment revenue	185,112	168,149	155,720
LPD segment revenue	122,060	121,659	122,607
Other segment revenue	16,288	18,789	30,204

Total revenue	$3,897,504	$3,660,953	$3,367,324

The following table presents revenue by principal geographic area, based on customers’ domiciles:

(in thousands)	For the Years Ended December 31,
	2024	2023	2022
Americas
United States	$2,533,174	$2,391,427	$2,182,959
Canada	152,885	150,110	142,743
Latin America & Caribbean	83,690	83,923	75,035
	2,769,749	2,625,460	2,400,737
Europe, the Middle East and Africa
Germany	173,682	149,789	137,876
United Kingdom	134,630	121,745	110,400
France	110,795	96,797	84,479
Spain	61,857	52,332	46,982
Italy	58,224	53,787	48,192
Switzerland	37,183	34,830	30,646
Netherlands	34,047	30,508	26,882
Other	196,313	176,396	161,577
	806,731	716,184	647,034
Asia Pacific Region
Australia	101,959	95,465	96,408
Japan	73,139	75,569	77,661
China	35,822	44,168	49,193
Other	110,104	104,107	96,291
	321,024	319,309	319,553
Total	$3,897,504	$3,660,953	$3,367,324

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

SaaS Subscriptions. We offer a variety of veterinary software and diagnostic imaging SaaS subscriptions. We recognize revenue for our SaaS subscriptions over time on a ratable basis over the contract term, beginning on the date our service is made available to the customer. Our subscription contracts vary in term from monthly to two years. Customers typically pay for our subscription contracts in equal monthly amounts over the term of the arrangement. Deferred revenue related to our SaaS subscriptions is not material.

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

We allocate revenue to each performance obligation in proportion to the relative standalone selling prices, and recognize revenue when control of the related goods or services is transferred for each obligation. We utilize the observable standalone selling price when available, which represents the price charged for the promised product or service when sold separately. When standalone selling prices for our products or services are not directly observable, we determine the standalone selling prices using relevant information available and apply suitable estimation methods including, but not limited to, the cost plus a margin approach. We recognize revenue as each performance obligation is satisfied, either at a point in time or over time, as described in the revenue categories above. We do not disclose information about remaining performance obligations that are part of arrangements with an original expected duration of one year or less.

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

On December 31, 2023, our contract assets were $223.1 million, of which approximately $55.6 million was reclassified to accounts receivable when customers were billed for related products and services during the year ended December 31, 2024. Furthermore, as a result of new placements under commitment arrangements, net of subsequent amounts reclassified to accounts receivable and allowances established for credit losses, our contract assets were $246.3 million as of December 31, 2024. We monitor customer purchases over the term of their arrangement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the years ended December 31, 2024, and 2023, were not material.

Up-Front Consideration Paid to Customers. We provide customers with incentives in the form of IDEXX Points upon entering into multi-year arrangements to purchase annual minimum amounts of future products and services. If a customer breaches their agreement, they are required to refund all or a portion of the up-front consideration, or make other repayments, remedial actions, or both. Up-front incentives to customers in the form of IDEXX Points or, from time to time, cash, are not made in exchange for distinct goods or services and are capitalized as consideration paid to customers within other current and long-term assets, which are subsequently recognized as a reduction to revenue over the term of the customer arrangement. If these up-front incentives are subsequently utilized to purchase instruments, we allocate total consideration, including future committed purchases less up-front incentives and estimates of expected price adjustments, based on relative standalone selling prices, to identified performance obligations and recognize instrument revenue and cost at the time of installation and customer acceptance. To the extent invoiced instrument revenue exceeds recognized instrument revenue, we record deferred revenue as a contract liability, which is subsequently recognized upon the purchase of products and services over the term of the contract. We have determined these arrangements do not include a significant financing component.

On December 31, 2023, our capitalized consideration paid to customers was $168.9 million, of which approximately $54.1 million was recognized as a reduction of revenue during the year ended December 31, 2024. Furthermore, as a result of new payments to customers, net of subsequent recognition, our capitalized consideration paid to customers was $196.6 million as of December 31, 2024. We monitor customer purchases over the term of their arrangement to assess the realizability of our capitalized consideration paid to customers and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the years ended December 31, 2024, and 2023, were not material.

Rebate Arrangements. Our rebate arrangements provide customers the opportunity to earn future rebates based on the volume of products and services they purchase over the term of the arrangement. Rebate incentives are typically offered in multi-year arrangements that include customer commitments to purchase annual minimum amounts of products and services or, to a lesser extent, are sometimes offered without future purchase commitments. We account for the customer’s right to earn rebates on future purchases as a separate performance obligation and determine the standalone selling price based on an estimate of rebates the customer will earn over the term of the arrangement. Total consideration allocated to identified performance obligations is limited to goods and services that the customer is presently obligated to purchase and does not include estimates of future purchases that are optional. We allocate total consideration to identified performance obligations, including the customer’s right to earn rebates on future purchases, which is deferred and subsequently recognized upon the purchase of products and/or services.

On December 31, 2023, our deferred revenue related to rebate and up-front consideration arrangements was $32.9 million, of which approximately $11.0 million was recognized when customers purchased eligible products and services during the year ended December 31, 2024. Furthermore, as a result of new customer purchases under rebate and up-front consideration arrangements, net of subsequent recognition, our deferred revenue was $30.0 million as of December 31, 2024, of which approximately 34%, 26%, 19%, 12%, and 9% are expected to be recognized during 2025, 2026, 2027, 2028, and thereafter, respectively.

For our customer commitment arrangements, we estimate future revenues related to multi-year arrangements to be approximately $4.4 billion, of which approximately 28%, 25%, 21%, 16%, and 10% are expected to be recognized during 2025, 2026, 2027, 2028, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to future purchases, net of the expected revenue reductions from consideration paid to customers and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

Instrument Rental Arrangements. Revenues from instrument rental and reagent rental arrangements are recognized either as operating leases on a ratable basis over the term of the arrangement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental arrangements in equal monthly amounts over the term of the rental arrangement. For some arrangements, customers are provided with the right to purchase the instrument at the end of the lease term. Our reagent rental arrangements provide customers the right to use our instruments upon entering into multi-year arrangements to purchase annual minimum amounts of consumables. These types of arrangements include an embedded lease for the right to use our instrument and we determine the amount of lease revenue allocated to the instrument based on relative standalone selling prices. Lease revenues are presented in product revenue on our consolidated income statement. Lease revenue was approximately $13.9 million, $20.7 million, and $20.3 million for the years ended December 31, 2024, 2023, and 2022, respectively, including both operating leases and sales-type leases.

Sales-type Reagent Rental Arrangements. Our reagent rental arrangements that effectively transfer control of instruments to our customers are classified as sales-type leases and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is transferred to accounts receivable when customers are billed for products and services over the term of the arrangement. On December 31, 2023, our lease receivable assets were $23.1 million, of which approximately $5.7 million was reclassified to accounts receivable when customers were billed for related products and services during the year ended December 31, 2024. Furthermore, as a result of new placements under sales-type reagent rental arrangements, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $19.0 million as of December 31, 2024. The impacts of discounting and unearned income as of December 31, 2024, were not material. Profit and loss recognized at the commencement date and interest income during the year ended December 31, 2024, were not material. We monitor customer purchases over the term of their arrangement to assess the realizability of our lease receivable assets. Impairments during the year ended December 31, 2024, were not material.

Operating-type Reagent Rental Arrangements. Our reagent rental arrangements that do not effectively transfer control of instruments to our customers are classified as operating leases and we recognize instrument revenue and costs ratably over the term of the arrangement. The cost of the instrument is capitalized within property and equipment. During the year ended December 31, 2024, we transferred instruments of $14.2 million compared to $14.6 million during the year ended December 31, 2023, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental arrangements of approximately $69.1 million, of which approximately 26%, 24%, 19%, 16%, and 15% are expected to be recognized during 2025, 2026, 2027, 2028, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of expected price adjustments, and as a result, may be lower than stated contractual commitments by our customers.

Other Customer Incentive Arrangements. Certain arrangements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified purchase threshold of goods and services. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method for incentives that are offered to individual customers, and the expected-value method for arrangements that are offered to a broad group of customers. Revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the years ended December 31, 2024, and 2023, were not material. Refund obligations related to customer incentive arrangements are recorded in accrued liabilities for the actual issuance of incentives, incentives earned but not yet issued, and estimates of incentives to be earned in the future.

Combined Arrangements. At times, we combine aspects of customer commitment arrangements, instrument rental arrangements and other incentives within a single customer arrangement. We separate each significant element and include the contract assets, consideration paid to customers, deferred revenues, and estimated future revenues within the most relevant disclosures above. Each customer contract is presented as a net contract asset or net contract liability on our consolidated balance sheets.

Deferred Extended Warranties and Post-Contract Support Revenue

On December 31, 2023, our deferred revenue related to extended warranties and post-contract support was $26.0 million, of which approximately $20.1 million was recognized during the year ended December 31, 2024. Furthermore, as a result of new arrangements, our deferred revenue related to extended warranties and post-contract support was $25.2 million as of December 31, 2024. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less, and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $8.7 million as of December 31, 2024, of which approximately 40%, 31%, 17%, 7%, and 5% are expected to be recognized during 2025, 2026, 2027, 2028, and thereafter, respectively. We have determined these arrangements do not include a significant financing component.

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

On December 31, 2023, our deferred commission costs, included within other current and long-term assets, were $19.7 million, of which approximately $6.5 million of commission expense was recognized during the year ended December 31,

2024. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $22.0 million as of December 31, 2024. Impairments of deferred commission costs during the years ended December 31, 2024, and 2023, were not material.

NOTE 4.      ACQUISITIONS, ASSET PURCHASES AND INVESTMENTS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range, customer base, or existing product and service lines. From time to time, we acquire small reference laboratories or radiology practices that we account for as either asset purchases or business combinations, and we acquire noncontrolling minority interests in business entities, which we recognize as equity investments.

Asset Purchases and Investments

During 2024, we made a $10.0 million payment for a perpetual intellectual property license, which is amortized over 10 years, and included in our CAG segment.

During 2022, we entered into two discrete arrangements to license intellectual property for which we paid $65.0 million and accrued $15.0 million in subsequent payments, all of which was charged to research and development expense. The $15.0 million milestone payment was issued in the first quarter of 2023. These two arrangements were treated as asset acquisitions under U.S. GAAP and resulted in the full amount being expensed to research and development expense as in-process research and development costs with no alternative future use. The acquisitions of these licensing arrangements support new instrument platform advancements. We also made a $10.0 million payment for a perpetual intellectual property license, which will be amortized over 10 years. The research and development expense and amortization expense were recorded in our CAG segment.

During 2022, we also purchased $25.0 million of preferred shares for a noncontrolling minority interest in one of the entities with which we have a license agreement. We have elected to measure the investment as an equity security investment, under ASC 321, “Investments - Equity Securities,” and recorded the investment at cost. The investment is included in other long-term assets.

Business Combinations

During the first quarter of 2024, we acquired the assets of a privately-owned software and data platform business based in the U.S. that extended our practice management system cloud-native workflow and delivers strategic data solutions to our customers and their clients, for approximately $81.1 million, including an estimated contingent payment of $4.4 million. The fair values and the lives of the assets and liabilities acquired are as follows: completed technology of $17.1 million, with a life of 6 years; customer relationship intangibles of $12.5 million, with a life of 10 years; a non-compete agreement of $4.7 million, with a life of 5 years; and a trademark of $0.7 million, with a life of 10 years. We also recognized goodwill of $45.8 million, which represents synergies with our software business, and $0.3 million of net tangible assets, including accounts receivable. Goodwill related to this acquisition is expected to be deductible for tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our CAG segment since the acquisition date. The acquisition expenses were not significant.

During the third quarter of 2022, we acquired the assets of an international water testing company located in Canada for approximately $12.8 million in cash, including a holdback of approximately $1.3 million, which was paid in the fourth quarter of 2023. This acquisition expanded our product offering in the Water segment. The fair values of the assets and liabilities acquired consist of technology intangibles of approximately $3.4 million, with a life of 10 years; customer relationship intangibles of approximately $1.2 million, with a life of 10 years; approximately $6.9 million of goodwill, representing synergies with our Water testing portfolio; and approximately $1.3 million of tangible assets, including inventory and accounts receivable. Goodwill related to this acquisition is expected to be deductible for tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our Water segment since the acquisition date. The acquisition expenses were not significant.

NOTE 5.      SHARE-BASED COMPENSATION

We provide for various forms of share-based compensation awards to our employees and non-employee directors. Our share-based compensation plans allow for the issuance of a mix of stock options, restricted stock, stock appreciation rights, employee stock purchase rights, and other stock unit awards. With the exception of stock options, the fair value of our awards is equal to the closing stock price of IDEXX common stock on the date of grant. We calculate the fair value of our stock option awards using the Black-Scholes-Merton option-pricing model. For stock options, restricted stock units (“RSUs”), and deferred stock units (“DSUs”), share-based compensation expense is estimated based on awards ultimately expected to vest, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award. For performance-based restricted stock units (“PBRSUs”), share-based compensation expense is estimated based on awards ultimately expected to vest, reduced for estimated forfeitures. PBRSUs and certain other awards are expensed on a straight-line basis over the three-year performance and service period as the awards cliff vest at the end of the three-year period.

Stock options permit a holder to buy IDEXX stock upon vesting at the stock option exercise price set on the day of grant. An RSU is an agreement to issue shares of IDEXX stock at the time of vesting. A PBRSU is an agreement to issue shares of IDEXX stock at the time of vesting upon achievement of certain performance goals. DSUs are granted under our Executive Deferred Compensation Plan, which was suspended in February 2013 (the “Suspended Executive Plan”), and non-employee Director Deferred Compensation Plan (the “Director Plan”), and DSUs may be granted under our Deferred Compensation Plan adopted in December 2024 (the “Executive Plan”). DSUs may or may not have vesting conditions depending on the plan under which they are issued. We did not issue any restricted stock or stock appreciation rights during the years ended December 31, 2024, 2023, and 2022, nor were any restricted stock or stock appreciation rights outstanding as of those years then ended.

We primarily issue shares of common stock to satisfy stock option exercises and employee stock purchase rights and to settle RSUs, PBRSUs, and DSUs. We issue shares of treasury stock to settle certain RSUs and upon the exercise of certain stock options, which were not material for the years ended December 31, 2024, 2023, and 2022. The number of shares of common stock and treasury stock issued are equivalent to the number of awards exercised or settled.

With the exception of employee stock purchase rights, equity awards are issued to employees and non-employee directors under the 2018 Stock Incentive Plan (the “2018 Stock Plan”). Our Board of Directors has authorized the issuance of 7.5 million shares of our common stock under the 2018 Stock Plan. Any shares that are subject to awards of stock options or stock appreciation rights will be counted against the share limit as one share for every share granted. Any shares that are issued other than stock options and stock appreciation rights will be counted against the share limit as 2.4 shares for every share granted. If any shares issued under our prior plans are forfeited, settled for cash, or expire, these shares, to the extent of such forfeiture, cash settlement, or expiration, will again be available for issuance under the 2018 Stock Plan. As of December 31, 2024, there were approximately 5.9 million remaining shares available for issuance under the 2018 Stock Plan.

Share-Based Compensation

Share-based compensation costs are classified in the consolidated financial statements consistent with the classification of cash compensation paid to the employees receiving such share-based compensation. The following is a summary of share-based compensation costs and related tax benefits recorded in our consolidated statements of income:

(in thousands)	For the Years Ended December 31,
	2024	2023	2022

Share-based compensation expense included in cost of revenue	$6,014	$5,643	$4,638
Share-based compensation expense included in operating expenses	54,281	54,096	45,132
Total share-based compensation expense included in consolidated statements of income	60,295	59,739	49,770
Deferred tax benefit resulting from share-based compensation expense	(6,650)	(5,487)	(4,658)
Net share-based compensation expense included in consolidated statements of income, excluding tax benefit from settlement of share-based awards	53,645	54,252	45,112
Income tax benefit resulting from settlement of share-based awards	(19,625)	(13,703)	(12,522)
Net expense related to share-based compensation arrangements included in consolidated statements of income	$34,020	$40,549	$32,590

There were no material modifications to the terms of outstanding options, RSUs, PBRSUs, or DSUs during the years ended December 31, 2024, 2023, or 2022.

Share-based compensation expense is reduced for an estimate of the number of awards that are expected to be forfeited. We use historical data and other factors to estimate expected employee terminations and to evaluate whether particular groups of employees have significantly different forfeiture expectations. Our share-based awards granted to employees in certain years include a retirement provision based on age and length of service. These grants are subject to accelerated expensing if the grantee meets the retirement definition set forth in the applicable equity and incentive plan documents.

The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards as of December 31, 2024, was $63.8 million, which will be recognized over a weighted average period of approximately 1.3 years.

Stock Options

Prior to December 4, 2019, all options granted to employees primarily vested ratably over five years on each anniversary of the date of grant. Options granted to non-employee directors vested fully on the earlier of the first anniversary of grant or the date of the following annual meeting. Employee grants after December 4, 2019, vest ratably over four years. Vesting of option awards issued is conditional upon continuous service, unless the employee retires under the retirement provision, for grants issued in 2018, 2019, 2022, 2023, and 2024, for which retirees’ grants will vest two additional years following the retirement date. Options granted after May 8, 2013, have a contractual term of ten years. Upon any change in control of the company, 25% of the unvested stock options then outstanding will vest and become exercisable. However, if the acquiring entity does not assume outstanding options, then all options will vest immediately prior to the change in control.

We use the Black-Scholes-Merton option-pricing model to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. Changes in the subjective input assumptions can affect the fair value estimate. Our expected stock price volatility assumptions are based on the historical volatility of our stock over periods that are similar to the expected terms of grants and other relevant factors. We derive the expected term based on historical experience and other relevant factors concerning expected employee behavior with regard to option exercise. The risk-free interest rate is based on U.S. Treasury yields for a maturity approximating the expected term calculated at the date of grant. We have never paid cash dividends on our common stock, and we have no intention to pay a dividend at this time; therefore, we assume that no dividends will be paid over the expected terms of option awards.

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

	For the Years Ended December 31,
	2024	2023	2022

Expected stock price volatility	32%	32%	30%
Expected term, in years	7.0	6.7	6.4
Risk-free interest rate	4.3%	3.7%	2.1%
Weighted average fair value of options granted	$239.49	$201.48	$166.30

A summary of the status of options granted under our share-based compensation plans as of December 31, 2024, and changes during the year then ended, are presented in the table below:

	Number of Options (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding as of December 31, 2023	1,596	$250.14
Granted	111	$555.48
Exercised	(234)	$123.81
Forfeited	(11)	$525.30
Expired	(1)	$529.31
Outstanding as of December 31, 2024	1,461	$291.25	4.5	$232,648

Fully vested as of December 31, 2024	1,169	$232.12	3.6	$232,615

Fully vested and expected to vest as of December 31, 2024 (1)	1,449	$289.38	4.4	$232,647

(1) Includes options that are vested as of December 31, 2024, and outstanding options that are expected to vest in the future, net of estimated forfeitures.

The total fair value of options vested were $25.1 million, $22.5 million, and $20.4 million during the years ended December 31, 2024, 2023, and 2022, respectively.

The intrinsic value of stock options exercised represents the amount by which the market price of the common stock exceeded the exercise price before applicable income taxes. The total intrinsic values of stock options exercised were $85.7 million, $75.5 million, and $54.6 million during the years ended December 31, 2024, 2023, and 2022, respectively.

Restricted Stock Units

Prior to December 4, 2019, the majority of RSUs granted to employees vested ratably over five years on each anniversary of the date of grant. The majority of employee grants after December 4, 2019, vest ratably over four years. A minority of certain employee grants cliff vest three years from the date of grant. Vesting as it relates to RSUs issued is conditional upon continuous service, unless the employee retires under the retirement provision, for grants issued in 2018, 2019, 2022, 2023, and 2024, for which they will vest for two additional years following the retirement date. Upon any change in control of the company, 25% of the unvested RSUs then outstanding will vest, provided, however, that if the acquiring entity does not assume the RSUs then all such units will vest immediately prior to the change in control. RSUs granted to non-employee directors vest fully on the first anniversary of the date of grant.

A summary of the status of RSUs granted under our share-based compensation plans as of December 31, 2024, and changes during the period then ended, are presented in the table below:

	Number of Units (000)	Weighted Average Grant-Date Fair Value

Nonvested as of December 31, 2023	141	$459.11
Granted	57	$550.64
Vested	(60)	$406.32
Forfeited	(8)	$522.53
Nonvested as of December 31, 2024	130	$519.38

Expected to vest as of December 31, 2024 (1)	123	$518.59

(1) Outstanding units that are expected to vest in the future, net of estimated forfeitures.

The total fair values of RSUs vested were $32.9 million, $31.1 million, and $32.0 million during the years ended December 31, 2024, 2023, and 2022, respectively. The aggregate intrinsic value of nonvested RSUs was $50.8 million, which is equal to the fair value of IDEXX’s common stock as of December 31, 2024, multiplied by the number of nonvested units expected to vest.

Performance-Based Restricted Stock Units

On February 14, 2024, certain executives were granted performance-based restricted stock units (PBRSUs) that will cliff vest three years from the date of grant. Vesting as it relates to PBRSUs issued is conditional upon continuous service, unless the employee retires under the retirement provision. Upon any change in control of the company, 25% of the unvested PBRSUs then outstanding will vest, provided, however, that if the acquiring entity does not assume the PBRSUs, then all such units will vest immediately prior to the change in control. At the time of grant, we assume the PBRSUs will meet performance goals to vest at 100% of target.

	Number of Units (000)	Weighted Average Grant-Date Fair Value

Nonvested as of December 31, 2023	—	—
Granted	20	$560.56
Vested	—	—
Forfeited	—	$560.56
Performance adjustment (1)	(4)	$560.56
Nonvested as of December 31, 2024	16	$560.56

Expected to vest as of December 31, 2024	16	$560.56
(1) Adjustment to the number of shares expected to vest based on estimated performance.

The aggregate intrinsic value of nonvested PBRSUs as of December 31, 2024, is equal to the fair value of IDEXX’s common stock as of December 31, 2024, multiplied by the number of nonvested units expected to vest as of December 31, 2024, was $6.6 million. No PBRSUs vested during 2023 and 2024. The total fair value of PBRSUs vested was $0.9 million during the year ended December 31, 2022.

Deferred Stock Units

Under our Director Plan, non-employee directors may defer a portion of their director cash compensation in the form of vested DSUs. Prior to 2014, certain members of our management could elect to defer a portion of their cash compensation in the form of vested DSUs under our Suspended Executive Plan. Under our Executive Plan, certain members of our management may elect to defer a portion of his or her RSUs or PBRSUs in the form of DSUs subject to the vesting conditions set forth in the applicable equity award agreement. Each DSU represents the right to receive one unissued share of our common stock. These recipients receive a number of DSUs equal to the amount of deferred compensation divided by the closing sale price of the common stock on the date of deferral or the number of RSUs or PBRSUs deferred, as applicable.

Also under the Director Plan, non-employee directors are awarded annual grants of either RSUs or DSUs that vest fully on the earlier of the first anniversary of grant or the date of the following annual meeting. Vesting for these annual RSU and DSU grants is conditional upon continuous service.

Vested DSUs are distributed as shares of common stock on the distribution date elected by the participant and pursuant to the terms of the Director Plan, Suspended Executive Plan or Executive Plan, as applicable.

There were approximately 60,000 and 59,000 vested DSUs outstanding under our share-based compensation plans as of December 31, 2024, and 2023, respectively. During 2024, approximately 200 DSUs were distributed as shares of common stock. Unvested DSUs as of December 31, 2024, and 2023, were not material.

Employee Stock Purchase Rights

Employee stock purchase rights are issued under the 1997 Employee Stock Purchase Plan, under which we reserved and may issue up to an aggregate of 4.7 million shares of common stock in periodic offerings. Under this plan, stock is sold to employees at a 15% discount off the closing price of the stock on the last day of each quarter. The dollar value of this discount is equal to the fair value of purchase rights recognized as share-based compensation. We issued approximately 37,700, 36,300, and 44,600 shares of common stock in connection with the Employee Stock Purchase Plan during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, there were approximately 1.0 million remaining shares available for issuance under the 1997 Employee Stock Purchase Plan.

NOTE 6. CREDIT LOSSES

We are exposed to credit losses primarily through our sales of products and services to our customers. We maintain allowances for credit losses for potentially uncollectible receivables. Additional allowances may be required if either the financial condition of our customers was to deteriorate, or a strengthening U.S. dollar impacts the ability of foreign customers to make payments to us for their U.S. dollar-denominated purchases. We monitor our ongoing credit exposure through active review of counterparty balances against contract terms and due dates. Our activities include timely account reconciliations, dispute resolution, and payment confirmations. We may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.

Accounts Receivable

We base our estimates on a detailed analysis of specific customer situations and a percentage of our accounts receivable by aging category. Additionally, our estimates are developed based on historical credit loss experience, estimates of recoveries, current economic conditions, and future expectations.

The allowance for credit losses associated with accounts receivable was $12.6 million and $9.5 million as of December 31, 2024, and 2023, respectively. The amount of accounts receivable reflected on the balance sheet is net of this allowance. As of December 31, 2024, approximately 85% of our accounts receivable had not yet reached the invoice due date and approximately 15% was considered past due. As of December 31, 2023, approximately 83% of our accounts receivable had not yet reached the invoice due date and approximately 17% was considered past due. Write-offs and recoveries related to credit losses during the years ended December 31, 2024, 2023, and 2022 were not material.

Contract Assets and Lease Receivables

The allowance for credit losses associated with contract assets and lease receivables was $6.8 million and $6.4 million as of December 31, 2024, and 2023, respectively. The assets reflected on the balance sheet are net of these allowances. Historically, we have experienced low credit loss rates on our customer commitment programs and lease receivables. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

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

Unpaid inventory reflected within accounts payable in our consolidated balance sheets was $49.1 million, $58.9 million, and $59.4 million as of December 31, 2024, 2023, and 2022, respectively. Instrument inventory transferred to property and equipment related to rental and operating-type reagent rental programs was $14.2 million, $14.6 million, $17.4 million during the years ended December 31, 2024, 2023, and 2022, respectively.

The components of inventories were as follows:

(in thousands)	December 31, 2024	December 31, 2023

Raw materials	$104,195	$106,392
Work-in-process	31,907	28,989
Finished goods	245,775	244,901
Inventories	$381,877	$380,282

NOTE 8.      LEASE COMMITMENTS

The majority of our facilities are occupied under operating lease arrangements with various expiration dates through 2067, some of which include options to extend the life of the lease, and some of which include options to terminate the lease within one year. In certain instances, we are responsible for the real estate taxes and operating expenses related to these facilities. Additionally, we enter into operating leases for certain vehicles and equipment in the normal course of business. We determine the expected term of executed agreements using the non-cancelable lease term plus optional renewal terms under which the failure to renew imposes a significant economic penalty such that we are reasonably certain to exercise the renewal option. The derived expected term is then used in the determination of a financing or operating lease and in the calculation of straight-line rent expense. Rent escalations are considered in the calculation of minimum lease payments in our capital lease tests and in determining straight-line rent expense for operating leases. Minimum lease payments include the fixed lease component of the agreement, as well as fixed rate increases that are initially measured at the lease commencement date. Variable lease payments based on an index, payments associated with non-lease components, and short-term rentals (leases with terms less than twelve months) are expensed as incurred. Consideration is allocated to the lease and non-lease components based on the estimated standalone prices.

We determine if an arrangement is a lease at its inception. Operating leases are included in operating lease right-of-use assets, accrued liabilities, and long-term operating lease liabilities in our consolidated balance sheets. Our financing leases are not material to the financial statements.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities and right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an explicit rate, we generally use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our expected lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Rent expense for lease payments is recognized on a straight-line basis over the lease term. The operating lease right-of-use assets also include any rent prepayments, lease incentives upon receipt, and straight-line rent expense impacts, which represent the differences between our operating lease liabilities and right-of-use assets.

Maturities of operating lease liabilities are as follows:

(in thousands)	December 31, 2024

2025	$26,368
2026	26,529
2027	21,125
2028	15,109
2029	11,857
Thereafter	39,046
Total lease payments	140,034
Less imputed interest	(20,659)
Total lease liabilities (current and long-term)	$119,375

Total minimum future lease payments for leases that have not commenced as of December 31, 2024, are not material.

	December 31, 2024	December 31, 2023

Weighted average remaining lease term - operating leases	8.2 years	8.9 years

Weighted average discount rate - operating leases	4.4%	4.0%

Expenses incurred related to operating leases, excluding variable and short-term leases, were approximately $32.4 million and $29.1 million during the years ended December 31, 2024, and 2023, respectively. Total expenses incurred related to operating leases, including variable rent and short-term leases, were approximately $34.0 million and $31.7 million for the years ended December 31, 2024, and 2023, respectively.

Supplemental cash flow information for leases is as follows:

	For the Years Ended December 31,
(in thousands)	2024	2023

Cash paid for amounts included in the measurement of operating lease liabilities	$27,926	$27,525
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations	$26,010	$19,443

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

We capitalize interest on the acquisition and construction of significant assets that require a substantial period of time to be made ready for use. The capitalized interest is included in the cost of the completed asset and depreciated over the asset’s estimated useful life. The amount of interest capitalized during the years ended December 31, 2024, and 2023, was not material.

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

Property and equipment, net, consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023

Land and improvements	$23,989	$22,400
Buildings and improvements	446,164	432,038
Leasehold improvements	119,844	116,347
Machinery and equipment	460,750	431,914
Office furniture and equipment	80,882	78,941
Computer hardware and software	349,372	326,295
Construction in progress	67,144	79,059
	1,548,145	1,486,994
Less accumulated depreciation and amortization	835,022	784,817
Total property and equipment, net	$713,123	$702,177

Below are the amounts of depreciation and amortization of property and equipment, capitalized computer software for internal use, unpaid property and equipment reflected in accounts payable and accrued expenses, and rental and reagent rental program instruments transferred from inventory to property and equipment:

	For the Years Ended December 31,
(in thousands)	2024	2023	2022

Depreciation and amortization expense	$112,809	$100,994	$96,746
Capitalization of internal-use software development costs during the period	$38,777	$37,120	$20,329
Unpaid property and equipment, reflected in accounts payable and accrued liabilities at end of year	$15,036	$12,061	$18,334
Rental and operating-type reagent rental program instruments transferred from inventory to property and equipment during the period (Note 3)	$14,190	$14,608	$17,407

We had no material impairments of fixed assets for the years ended December 31, 2024, 2023, and 2022.

NOTE 10.      OTHER CURRENT AND LONG-TERM ASSETS

Other current assets consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023

Consideration paid to customers	$61,653	$54,081
Contract assets, net (1)	60,751	55,111
Prepaid expenses	58,626	48,370
Taxes receivable	26,990	16,972
Other	48,159	29,061
Other current assets	$256,179	$203,595
(1) Contract assets, net, are net of allowances for credit losses.

Other long-term assets consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023

Contract assets, net (1)	$185,506	$167,963
Consideration paid to customers	134,896	114,850
Deferred income taxes	125,630	107,364
Equity investments	31,004	30,250
Investment in long-term product supply arrangements	26,714	25,943
Other	43,768	50,164
Other long-term assets	$547,518	$496,534
(1) Contract assets, net, are net of allowances for credit losses.

NOTE 11.      GOODWILL AND INTANGIBLE ASSETS, NET

A significant portion of the purchase price for acquired businesses is generally assigned to intangible assets. Intangible assets other than goodwill are initially valued at fair value. If a quoted price in an active market for the asset is not readily available at the measurement date, the fair value of the intangible asset is estimated based on discounted cash flows using market participant assumptions, which are assumptions that are not specific to IDEXX. The selection of appropriate valuation methodologies and the estimation of discounted cash flows require significant assumptions about the timing and amounts of future cash flows, risks, appropriate discount rates, and the useful lives of intangible assets. When significant, we typically utilize independent valuation experts to advise and assist us in determining the fair values of the identified intangible assets acquired in connection with a business acquisition and in determining appropriate amortization methods and periods for those intangible assets. Goodwill is initially valued based on the excess of the purchase price of a business combination over the fair value of acquired net assets recognized and represents the future economic benefits arising from other assets acquired that could not be separately identified and recognized.

Our business combinations regularly include contingent consideration arrangements that require additional consideration to be paid based on the achievement of established objectives, most commonly related to customer retention or revenue growth of the customer base during the post-combination period. We assess contingent consideration on the acquisition date to determine whether it is part of the purchase consideration or should be accounted for separately from the business combination. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings if changes in estimates are made after the measurement period. Refer to “Note 18. Fair Value Measurements” for the fair value of contingent consideration.

We assess goodwill for impairment annually, at the reporting unit level in the fourth quarter, and whenever events or circumstances indicate impairment may exist. In evaluating goodwill for impairment, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we assess the fair value of the reporting unit and compare its fair value to its carrying value to determine if the carrying value exceeds its fair value. Any excess of the carrying value of the goodwill above its fair value would be recognized as an impairment loss. In contrast, we can opt to bypass the qualitative assessment for any reporting unit and proceed directly to assessing the fair value of a reporting unit, and compare the fair value of the reporting unit to its carrying value to determine if any impairment exists. Doing so does not preclude us from performing the qualitative assessment in any subsequent period.

A prolonged economic downturn that results in lower long-term growth rates and reduced long-term profitability may reduce the fair value of our reporting units. Industry-specific events or circumstances could have a negative impact on our reporting units and may also reduce the fair value of our reporting units. Should such events occur, and it becomes more likely than not that a reporting unit’s fair value has fallen below its carrying value, we will perform an interim goodwill impairment test, in addition to the annual impairment test. Future impairment tests may result in an impairment of goodwill. An impairment of goodwill would be reported as a non-cash charge to earnings.

In the fourth quarter of 2024, we elected to bypass the qualitative assessment and performed a quantitative assessment of the fair value of all our reporting units and compared the fair value of each reporting unit to the carrying value to determine if any impairment exists. We estimated the fair values of applicable reporting units using an income approach based on discounted forecasted cash flows. We applied assumptions about the extent and timing of future cash flows, growth rates and discount rates. Model assumptions are based on our projections and best estimates, using appropriate and customary market participant assumptions. In addition, we made certain assumptions in allocating shared assets and liabilities to individual reporting units in determining the carrying value of each reporting unit. We had no goodwill impairments during the years ended December 31, 2024, 2023, or 2022.

Of our total goodwill of $405.1 million, approximately $6.5 million is associated with our remaining pharmaceutical intellectual property out-licensing arrangements within our Other segment. Our sole source of value for this goodwill is royalty revenue associated with the commercialization of certain patented intellectual property, for which the primary royalty obligations expire in 2029. There is no guarantee that we will be able to maintain or increase revenues. A decrease in estimated future revenues could result in an impairment of this goodwill.

The changes in the carrying amount of goodwill for the years ended December 31, 2024, 2023, and 2022, were as follows:

(in thousands)	CAG	Water	LPD	Other	Consolidated Total
Balance as of December 31, 2021	$327,171	$11,939	$13,704	$6,531	$359,345
Business combinations	1,641	6,857	—	—	8,498
Impact of changes in foreign currency exchange rates	(5,330)	(897)	179	—	(6,048)
Balance as of December 31, 2022	$323,482	$17,899	$13,883	$6,531	$361,795
Business combinations	—	—	—	—	—
Impact of changes in foreign currency exchange rates	2,740	321	1,105	—	4,166
Balance as of December 31, 2023	$326,222	$18,220	$14,988	$6,531	$365,961
Business combinations	45,782	—	—	—	45,782
Impact of changes in foreign currency exchange rates	(5,029)	(109)	(1,505)	—	(6,643)
Balance as of December 31, 2024	$366,975	$18,111	$13,483	$6,531	$405,100

Refer to “Note 4. Acquisitions, Asset Purchases and Investments” for information regarding goodwill and other intangible assets recognized in connection with the acquisition of businesses and other assets during the years ended December 31, 2024, 2023, and 2022.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets, other than goodwill, based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The asset group is the lowest level for which identifiable cash flows associated with the intangible asset are largely independent. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of the asset group exceeds the related estimated undiscounted future cash flows, an impairment loss to adjust the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset and apply a risk-adjusted discount rate. We had no impairments of our intangible assets during the years ended December 31, 2024, 2023, and 2022.

We provide for amortization primarily using the straight-line method by charges to income in amounts that allocate the intangible assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life

Customer-related intangible assets (1)	3 to 17 years
Product rights (2)	5 to 15 years
Noncompete agreements	3 to 5 years

Intangible assets other than goodwill consisted of the following:

(in thousands)	December 31, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer-related intangible assets (1)	$110,860	$44,617	$66,243	$102,217	$37,782	$64,435
Product rights (2)	55,117	14,161	40,956	27,317	8,606	18,711
Noncompete agreements	6,570	2,093	4,477	4,012	2,658	1,354
Total	$172,547	$60,871	$111,676	$133,546	$49,046	$84,500
The table above reflect the effects of foreign currency exchange rates, and excludes fully amortized intangible assets.
(1)Customer-related intangible assets are comprised of customer lists and customer relationships acquired from third parties.
(2)Product rights comprise certain technologies, intellectual property, licenses, and trade names acquired from third parties.

Amortization expense of intangible assets other than goodwill was $17.1 million, $13.8 million, and $15.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, the aggregate amortization expense associated with intangible assets is estimated to be as follows for each of the next five years and thereafter:

(in thousands)	Amortization Expense

2025	$19,040
2026	18,779
2027	17,438
2028	15,245
2029	12,013
Thereafter	29,161
Total amortization	$111,676
Future actual amortization expense may differ from estimated amounts due to future intangible asset acquisitions, changes in foreign currency exchange rates, impairments of intangible assets, and other events.

NOTE 12.      ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accounts Payable - Supplier Financing Program

We have an agreement with a third party to provide a supplier financing program, which facilitates participating suppliers’ ability to finance payment obligations from us with a designated third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more of our payment obligations prior to their scheduled due dates at a discounted price. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The terms of payments are consistent with the terms of our trade payables. Activity related to the obligations is presented within operating activities on the consolidated statements of cash flows.

The changes in our outstanding payment obligations under the supplier financing arrangement, which are included in accounts payable on the consolidated balance sheets, are as follows:

(in thousands)	For the Years Ended December 31,
	2024	2023

Payment obligations outstanding at the beginning of the period	$9,057	$10,171
Payment obligation additions during the period	47,422	45,764
Payment obligations settled during the period	(50,512)	(46,878)
Payment obligations outstanding at the end of the period	$5,967	$9,057

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023

Accrued employee compensation and related expenses	$174,583	$174,375
Accrued expenses	165,550	113,596
Accrued customer incentives and refund obligations	78,195	84,386
Accrued taxes	62,252	86,553
Current lease liabilities	21,539	19,802
Accrued liabilities	$502,119	$478,712

Other long-term liabilities consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023

Accrued taxes	$20,898	$39,642
Other accrued long-term expenses	23,443	25,884
Other long-term liabilities	$44,341	$65,526

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

As of December 31, 2024, we had $250.0 million outstanding on our Credit Facility, all of which is the $250.0 million Term Loan, with a weighted average effective interest rate of 6.2%, excluding any impact of our interest rate swap. As of December 31, 2023, we had $250.0 million outstanding on our Credit Facility, all of which is the $250.0 million Term Loan, with a weighted average effective interest rate of 6.0%, excluding any impact of our interest rate swap. The funds available under the Credit Facility reflect a further reduction due to the issuance of letters of credit, which were primarily issued in connection with our workers’ compensation policy, for $1.9 million and $1.5 million in the years ended December 31, 2024, and December 31, 2023, respectively.

The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, which is defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3.5-to-1. As of December 31, 2024, we were in compliance with the covenants of the Credit Facility.

Senior Notes

The following describes all of our currently outstanding unsecured senior notes issued and sold in private placements (collectively, the “Senior Notes”) as of December 31, 2024:

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

The following narrative describes our Senior Note activity:

NY Life 2013 and 2014 Note Agreements, Including Amendments

In December 2013, we issued and sold through a private placement an aggregate principal amount of $150.0 million of unsecured senior notes consisting of $75.0 million of 3.94% Series A Senior Notes due December 11, 2023 (the “2023 Series A Notes”) and $75.0 million of 4.04% Series B Senior Notes due December 11, 2025 (the “2025 Series B Notes”) under a Note Purchase Agreement among the Company, New York Life Insurance Company, and the accredited institutional purchasers named therein (as amended on April 10, 2020, the “NY Life 2013 Note Agreement”). The aggregate principal amount of our 2023 Series A Notes for $75.0 million was repaid in December 2023.

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

On April 10, 2020, we amended the NY Life 2013 Note Agreement and the NY Life 2014 Note Agreement by entering into two Amendments to the Note Purchase Agreement with New York Life Insurance Company and the other parties thereto, which modified several defined terms, schedules and covenant baskets in the NY Life 2013 Agreement and the NY Life 2014 Note Agreement to create additional operating flexibility, and in particular to align such provisions with similar modifications we made substantially concurrently in our other debt facilities.

Prudential 2015 Amended Agreement, Including Amendments

In July 2014, we issued and sold through a private placement an aggregate principal amount of $125.0 million of unsecured senior notes consisting of $50.0 million of 3.32% Series A Senior Notes due July 21, 2021 (the “2021 Series A Notes”) and $75.0 million of 3.76% Series B Senior Notes due July 21, 2024 (the “2024 Series B Notes”) under a Note Purchase and Private Shelf Agreement among the Company, Prudential Investment Management, Inc. (“Prudential”), and the accredited institutional purchasers named therein (the “Prudential 2014 Note Agreement”). The aggregate principal amount on our Series A Senior Notes for $50.0 million was repaid in July 2021. The aggregate principal amount of our 2024 Series B Notes for $75.0 million was repaid in July 2024.

In June 2015, we entered into an Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Original Prudential 2015 Amended Agreement”), among the Company, Prudential, and the accredited institutional purchasers named therein, which amends and restates the Prudential 2014 Note Agreement. Pursuant to the Original Prudential 2015 Amended Agreement, we issued and sold through a private placement an aggregate principal amount of €88.9 million of unsecured 1.785% Series C Senior Notes due June 18, 2025 (the “2025 Series C Notes”).

On May 9, 2019, we entered into the Amendment to Note Purchase and Private Shelf Agreement (the “Prudential First Amendment”) with Prudential and the other parties thereto, which amended certain reporting provisions in the Original Prudential 2015 Amended Agreement.

On April 10, 2020, we entered into the Second Amendment to the Prudential 2015 Amended Agreement (the “Prudential Second Amendment”), in order to (i) increase the facility size to $425.0 million, (ii) extend the facility issuance period to April 10, 2023, (iii) make various implementing and administrative changes in order to facilitate the $75.0 million notes issuance on April 14, 2020, (iv) allow the amount available to be issued under the facility to equal $425.0 million less the amount of notes outstanding from time to time during the issuance period, and (v) modify several defined terms, schedules and covenant baskets in the Original Prudential 2015 Amended Agreement, as amended by the Prudential First Amendment, to create additional operating flexibility, and in particular to align such provisions with similar modifications we made substantially concurrently in our other debt facilities. We refer to the Original Prudential 2015 Agreement, as amended by the Prudential First Amendment and the Prudential Second Amendment, as the “Prudential 2015 Amended Agreement.”

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

MetLife 2014 Note Agreement, Including Amendments

We entered into a Multicurrency Note Purchase and Private Shelf Agreement, dated as of December 19, 2014 (the “Original MetLife 2014 Note Agreement”), among the Company, Metropolitan Life Insurance Company (“MetLife”), and the accredited institutional purchasers named therein pursuant to which we agreed to issue and sell an aggregate principal amount of $150.0 million of unsecured senior notes consisting of $75.0 million of our 3.25% Series A Senior Notes having a seven-year term (the “2022 Series A Notes”), and $75.0 million of our 3.72% Series B Senior Notes having a twelve-year term (“2027 Series B Notes”). The issuance, sale and purchase of these notes occurred in February 2015. The aggregate principal amount of our 2022 Series A Notes for $75.0 million was repaid in February 2022.

On March 14, 2019, we amended the Original MetLife 2014 Note Agreement. Pursuant to the Original MetLife 2014 Note Agreement, as so amended, we issued and sold through a private placement an aggregate principal amount of $100.0 million of unsecured senior notes at a 4.19% per annum rate, due March 14, 2029 (the “2029 Series C Notes”).

On March 23, 2020, we entered into the Second Amendment to the Original MetLife 2014 Note Agreement (the “MetLife Second Amendment”), in order to (i) increase the facility size from $150.0 million to $300.0 million, (ii) extend the facility issuance period to December 20, 2022, (iii) make various implementing and administrative changes in order to facilitate the $125.0 million notes issuance on April 2, 2020, and (iv) allow the amount available to be issued under the facility to equal $300.0 million, less the amounts outstanding on 2029 Series C Notes and MetLife 2030 Series D Notes.

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

Senior Note Agreements

The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. As of December 31, 2024, we were in compliance with the covenants of the Senior Note Agreements.

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

Future maturities of long-term debt as of December 31, 2024, are as follows:

(in thousands)

Years Ending December 31,	Amount

2025	$167,803
2026	75,000
2027	75,000
2028	—
2029	100,000
Thereafter	200,000
$617,803

Total interest paid on all debt (including our Credit Facility) for the years ended December 31, 2024, 2023, and 2022, was $33.8 million, $41.0 million, and $40.3 million, respectively.

NOTE 14.      INCOME TAXES

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. In assessing the need for a valuation allowance, we consider future taxable income and ongoing prudent and feasible tax planning strategies. In the event that we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, a reduction to the deferred tax asset would be charged to income in the period such determination was made.

We record a liability for uncertain tax positions that do not meet the more-likely-than-not standard as prescribed by the authoritative guidance for income tax accounting. We record tax benefits for only those positions that we believe will more-likely-than-not be sustained. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes. We classify uncertain tax positions as long-term liabilities.

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

Earnings before income taxes were as follows:

(in thousands)	For the Years Ended December 31,
	2024	2023	2022

Domestic	$897,336	$889,133	$684,661
International	212,495	172,043	175,311
	$1,109,831	$1,061,176	$859,972

The provision (benefit) for income taxes comprised the following:

(in thousands)	For the Years Ended December 31,
	2024	2023	2022
Current
Federal	$168,042	$191,274	$150,099
State	37,112	40,369	30,529
International	41,004	32,797	35,138
	246,158	264,440	215,766
Deferred
Federal	(24,642)	(36,501)	(31,663)
State	(4,709)	(6,462)	(5,735)
International	5,157	(5,343)	2,515
	(24,194)	(48,306)	(34,883)
	$221,964	$216,134	$180,883

The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate as follows:

	For the Years Ended December 31,
	2024	2023	2022

U.S. federal statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	2.4	2.7	2.3
Taxation on international earnings	(0.2)	(0.1)	0.6
Foreign derived intangible income	(1.3)	(1.4)	(1.7)
Share-based compensation from settlements	(1.8)	(1.3)	(1.5)
Research and development credit	(1.0)	(1.2)	(1.1)
Other, net	0.9	0.7	1.4
Effective tax rate	20.0%	20.4%	21.0%

Our effective income tax rate was 20.0% for the year ended December 31, 2024, and 20.4% for the year ended December 31, 2023. Our effective tax rate for the year ended December 31, 2024, was lower primarily due to increased benefits related to share-based compensation.

Income taxes paid, net of refunds received, for the periods ended December 31, 2024, 2023, and 2022, were $307.2 million, $192.5 million, and $239.8 million, respectively.

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

The components of the net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets are as follows:

(in thousands)	December 31, 2024	December 31, 2023

Assets
Accrued expenses	$56,325	$44,043
Accounts receivable reserves	3,444	2,700
Deferred revenue	5,743	6,427
Inventory basis differences	24,040	24,500
Property-based differences	16,802	18,036
Intangible asset basis differences	41,628	47,089
Share-based compensation	14,335	12,061
Other	1,878	2,267
Net operating loss carryforwards	6,647	9,007
Tax credit carryforwards	13,382	12,824
Unrealized losses on foreign currency exchange contracts and investments	1,357	821
Research and development expenditure differences	92,856	66,705
Total assets	278,437	246,480
Valuation allowance	(31,927)	(34,793)
Total assets, net of valuation allowance	246,510	211,687

Liabilities
Customer acquisition costs	(46,892)	(39,318)
Property-based differences	(53,332)	(52,235)
Intangible asset basis differences	(10,443)	(6,335)
Other	(14,867)	(11,639)
Unrealized gains on foreign currency exchange contracts and investments	(6,658)	(1,813)
Total liabilities	(132,192)	(111,340)
Net deferred tax assets	$114,318	$100,347

As of December 31, 2024, we recorded valuation allowances against certain deferred tax assets related to temporary differences, including intangible asset basis differences, net operating loss (“NOL”), and tax credit carryforwards, as it is more-likely-than-not that they will not be realized or utilized within the carryforward period.

The following table summarizes the changes in valuation allowance for deferred tax assets:

(in thousands)	For the Years Ended December 31,
	2024	2023	2022

Balance at beginning of year	$34,793	$39,726	$39,280
Charges to costs and expense	698	21	2,200
Write-off/cash payments	(1,289)	(7,846)	(1,537)
Foreign currency translation	(2,275)	2,892	(217)
Balance at the end of the year	$31,927	$34,793	$39,726

As of December 31, 2024, we have NOLs in certain state and international jurisdictions of approximately $29.5 million available to offset future taxable income. Most of these NOL carryforwards will expire at various dates between 2025 and 2031 and the remainder have indefinite lives. At December 31, 2024, we also had state tax credit carryforwards of $16.9 million that will expire between 2029 and 2044.

The following table summarizes the changes in unrecognized tax positions:

(in thousands)	For the Years Ended December 31,
	2024	2023	2022

Total amounts of unrecognized tax benefits, beginning of period	$22,320	$22,547	$21,789
Gross increases in unrecognized tax positions as a result of tax positions taken during a prior period	41	6,366	342
Gross increases in unrecognized tax positions as a result of tax positions taken in the current period	3,034	3,987	3,197
Decreases in unrecognized tax positions related to settlements with taxing authorities	(678)	(7,535)	(1,544)
Decreases in unrecognized tax positions as a result of a lapse of the applicable statutes of limitations	(6,571)	(3,045)	(1,237)
Total amounts of unrecognized tax benefits, end of period	$18,146	$22,320	$22,547

Of the total unrecognized tax benefits as of December 31, 2024, and 2023, $17.4 million and $21.2 million, respectively, comprise unrecognized tax positions that would, if recognized, affect our effective tax rate. Unrecognized tax benefits of approximately $3.2 million are subject to the lapse in the statutes of limitations during 2025 in various U.S. and international tax jurisdictions.

During the years ended December 31, 2024, 2023, and 2022, we recorded interest expense and penalties related to income taxes of $1.7 million, $2.9 million, and $1.3 million, respectively, as income tax expense in our consolidated statements of income. As of December 31, 2024, 2023, and 2022, we had $2.9 million, $3.8 million, and $4.2 million, respectively, of estimated interest expense and penalties accrued in our consolidated balance sheets.

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

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Years Ended December 31,
	2024	2023	2022

Shares outstanding for basic earnings per share:	82,467	83,066	83,623

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	82,467	83,066	83,623
Dilutive effect of share-based payment awards	779	912	977
	83,246	83,978	84,600

Certain awards and options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Years Ended December 31,
	2024	2023	2022

Weighted average number of shares underlying anti-dilutive options	469	381	263
Weighted average number of shares underlying anti-dilutive awards	38	1	46

NOTE 16.      COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

Refer to “Note 8. Lease Commitments” for more information regarding our lease commitments.

In the ordinary course of business we enter into purchase obligations that include agreements and purchase orders to purchase goods or services that are contractually enforceable and that specify all significant terms, including fixed or minimum quantities, pricing, and approximate timing of purchases. As of December 31, 2024, we had approximately $211.0 million in purchase obligations due in 2025. Our purchase obligations beyond 2025 are approximately $168.7 million. The expected timing of payments of our purchase obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

Contingencies

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could exceed our accruals. Except for the litigation matter described below, as of December 31, 2024, our accruals with respect to actual and threatened litigation were not material.

We are a defendant in an ongoing litigation matter involving an alleged breach of contract for underpayment of royalty payments made from 2004 through 2017 under an expired patent license agreement. The plaintiff asserted a claim of approximately $50.0 million, inclusive of interest through June 30, 2020, alleging that the incorrect royalty provision was applied to certain licensed products and services throughout the agreement term and that royalties were also due on non-licensed diagnostic services that were provided concurrently with licensed services. The trial court ruled in favor of the plaintiff in September 2020. The appellate court reversed the trial court’s decision regarding the royalty payments in August 2022, and the state supreme court granted the plaintiff’s petition for review. In June 2024, the state supreme court reversed the appellate court, reinstated the trial court decision regarding the royalty payments, and remanded the case to the appellate court to address the remaining issues, including issues related to applicable interest. We will continue to vigorously defend ourselves in this matter; however, litigation is inherently unpredictable, and we cannot predict with certainty the ultimate outcome, timing, or amount of actual loss for this matter. During the second quarter of 2024, we increased our previously established accrual of $27.5 million relating to this matter to $89.0 million, which represents our best estimate at this time of the amount of the probable loss, based on the current status of the case and associated estimated interest. The accrual is included in accrued expenses on the consolidated balance sheets, and included in our CAG reportable segment. The actual loss associated with this matter may be higher or lower than the amount we have accrued depending on the ultimate outcome of the case.

From time to time, we have received notices alleging that our products infringe third-party proprietary rights, although we are not aware of any pending litigation with respect to such claims. Patent litigation is frequently complex and expensive, and the outcome of patent litigation can be difficult to predict. There can be no assurance that we will prevail in any infringement proceedings that may be commenced against us. If we lose any such litigation, we may be stopped from selling certain products and/or we may be required to pay damages as a result of the litigation.

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases, those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and, based on our analysis of the nature of the risks involved, we believe that the fair value of potential indemnification under these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations as of December 31, 2024, and 2023.

When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. As of December 31, 2024, and 2023, we do not have any material pre-acquisition liabilities recorded.

NOTE 17.      SEGMENT REPORTING

We operate primarily through three business segments, which are our reportable segments: Companion Animal Group (“CAG”), Water quality products (“Water”), and Livestock, Poultry and Dairy (“LPD”). CAG provides products and services for veterinarians and the biomedical research community, primarily related to diagnostics and information management. Water provides innovative testing solutions for the detection and quantification of various microbiological parameters in water. LPD provides diagnostic tests, services, and related instrumentation that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to ensure the quality and safety of milk. Our Other operating segment combines and presents our human medical diagnostic business (“OPTI Medical”) with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments. OPTI Medical develops, manufactures, and distributes human medical diagnostic products and services.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in assessing performance. The CODM, our president and Chief Executive Officer, evaluates the performance of operating segments based on revenues and gross profit. Our CODM reviews budget and actual results of the operating segments and decides how to allocate resources to meet our strategic priorities, and also meets with operating segment leaders on a periodic basis to determine allocation of resources.

The accounting principles used in the preparation of the segment information are the same as those used for the consolidated financial statements. Intersegment revenues, which are not included in the tables below, were not material for the years ended December 31, 2024, 2023, and 2022. Assets are not allocated to segments for internal reporting purposes and are not included in the review performed by the CODM for purposes of assessing segment performance and allocation of resources. Certain corporate expenses are allocated to the segments, including depreciation and amortization. Foreign currency transaction gains and losses for all operating segments are reported within our Other operating segment, and are reconciled in the table below.

The following tables are a summary of reportable segment performance with our Other operating segment to reconcile to the total consolidated for the years ended December 31, 2024, 2023, and 2022:

(in thousands)	For the Years Ended December 31,
	CAG	Water	LPD	Total
2024
Total revenues from reportable segments	$3,574,044	$185,112	$122,060	$3,881,216
Reconciliation of revenue
Other revenues				16,288
Total consolidated revenue				3,897,504
Cost of revenue	1,394,864	55,101	59,500
Segment gross profit	$2,179,180	$130,011	$62,560	$2,371,751

Reconciliation of operating profit (segment profit)
Segment gross profit				$2,371,751
Segment operating expenses				(1,242,169)
Other operating profit (excluding unallocated amounts)				3,282
Unallocated amounts
Foreign currency transaction losses				(4,527)
Interest expense				(31,205)
Interest income				12,699
Income before provision for income taxes				$1,109,831

(in thousands)	For the Years Ended December 31,
	CAG	Water	LPD	Total
2023
Total revenues from reportable segments	$3,352,356	$168,149	$121,659	$3,642,164
Reconciliation of revenue
Other revenues				18,789
Total consolidated revenue				3,660,953
Cost of revenue	1,349,930	52,148	56,219
Segment gross profit	$2,002,426	$116,001	$65,440	$2,183,867

Reconciliation of operating profit (segment profit)
Segment gross profit				$2,183,867
Segment operating expenses				(1,086,812)
Other operating profit (excluding unallocated amounts)				1,151
Unallocated amounts
Foreign currency transaction losses				(1,078)
Interest expense				(41,581)
Interest income				5,629
Income before provision for income taxes				$1,061,176

(in thousands)	For the Years Ended December 31,
	CAG	Water	LPD	Total
2022
Total revenues from reportable segments	$3,058,793	$155,720	$122,607	$3,337,120
Reconciliation of revenue
Other revenues				30,204
Total consolidated revenue				3,367,324
Cost of revenue	1,252,216	45,861	49,606
Segment gross profit	$1,806,577	$109,859	$73,001	$1,989,437

Reconciliation of operating profit (segment profit)
Segment gross profit				$1,989,437
Segment operating expenses				(1,096,160)
Other operating profit (excluding unallocated amounts)				8,896
Unallocated amounts
Foreign currency transaction losses				(3,408)
Interest expense				(39,858)
Interest income				1,065
Income before provision for income taxes				$859,972

Refer to “Note 3. Revenue” for a summary of disaggregated revenue by segment and by major product and service category for the years ended December 31, 2024, 2023, and 2022.

(in thousands)	For the Years Ended December 31,
	CAG	Water	LPD	Other	Consolidated Total
Depreciation and amortization
2024	$116,278	$4,734	$3,802	$5,122	$129,936
2023	$103,554	$4,117	$3,657	$3,580	$114,908
2022	$101,254	$3,020	$3,797	$3,829	$111,900

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows:

(in thousands)
	December 31, 2024	December 31, 2023
Americas
United States	$553,600	$531,735
Brazil	22,139	33,236
Canada	8,165	7,032
	583,904	572,003
Europe, the Middle East and Africa
Germany	52,652	56,115
Switzerland	14,722	14,129
United Kingdom	11,137	10,900
Netherlands	9,484	10,604
France	1,769	1,724
Other	3,058	2,907
	92,822	96,379
Asia Pacific Region
Australia	19,307	21,922
Japan	9,382	4,892
Other	7,708	6,981
	36,397	33,795
Total	$713,123	$702,177

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the years ended December 31, 2024, and 2023.

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

The amounts outstanding under our unsecured revolving credit facility (“Credit Facility” or “line of credit”) and senior notes (“long-term debt”) are measured at carrying value in our accompanying consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. As of December 31, 2024, the estimated fair value and carrying value of our long-term debt were $594.3 million and $617.8 million, respectively. As of December 31, 2023, the estimated fair value and carrying value of our long-term debt were $670.0 million and $698.2 million, respectively.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024

Assets
Money market funds (1)	$139,626	$—	$—	$139,626
Cross currency swaps (3)	$—	$3,501	$—	$3,501
Foreign currency exchange contracts (3)	$—	$16,921	$—	$16,921
Interest rate swap (4)	$—	$710	$—	$710
Liabilities
Cross currency swaps (3)	$—	$33	$—	$33
Contingent Consideration	$—	$—	$2,300	$2,300

(in thousands)
As of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023

Assets
Money market funds (1)	$290,807	$—	$—	$290,807
Equity mutual funds (2)	$99	$—	$—	$99
Cross currency swaps (3)	$—	$664	$—	$664
Foreign currency exchange contracts (3)	$—	$1,783	$—	$1,783
Interest rate swap (4)	$—	$1,451		$1,451
Liabilities
Cross currency swaps (3)	$—	$5,041	$—	$5,041
Foreign currency exchange contracts (3)	$—	$5,532	$—	$5,532
Deferred compensation (5)	$99	$—	$—	$99

(1)Money market funds with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of December 31, 2024, consisted of demand deposits.
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
(4)The interest rate swap is included within other long-term assets, or other long-term liabilities.
(5)A deferred compensation plan assumed as part of a previous business combination is included within accrued liabilities. The fair value of our deferred compensation plan is indexed to the performance of the underlying equity mutual funds discussed in footnote (2) above. The obligations under the deferred compensation plan were completed in 2024.

The estimated fair values of certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate their respective carrying values due to their short maturity.

NOTE 19.      HEDGING INSTRUMENTS

Disclosure within this note is presented to provide transparency about how and why we use derivative and non-derivative instruments (collectively “hedging instruments”), how the hedging instruments and related hedged items are accounted for, and how the hedging instruments and related hedged items affect our financial position, results of operations, and cash flows.

We recognize all hedging instrument assets and liabilities on the balance sheet at fair value at the balance sheet date. Hedging instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the hedging instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated hedging instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Refer to “Note 21. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on the consolidated statements of income for the years ended December 31, 2024, 2023, and 2022.

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

We are exposed to certain risks related to our ongoing business operations. During the first quarter of 2023, we entered into an interest rate swap to manage the impact of interest rate fluctuations associated with $250.0 million of borrowings under our variable-rate Credit Facility. We have designated the interest rate swap as a cash flow hedge.

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

We did not de-designate any hedging instruments from hedge accounting treatment during the years ended December 31, 2024, 2023, and 2022. Gains and losses related to hedge ineffectiveness recognized in earnings during the years ended December 31, 2024, 2023, and 2022 were not material. As of December 31, 2024, the estimated amount of gains, net of tax, from our foreign exchange contracts which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $12.8 million if exchange rates do not fluctuate from the levels as of December 31, 2024. As of December 31, 2024, the estimated amount of gains, net of tax, from our interest rate swap contract which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $0.6 million if interest rates do not fluctuate from the levels as of December 31, 2024.

Interest Rate Swap: We entered into an interest rate swap contract to manage the effect of variable interest obligations on amounts borrowed under the terms of the Credit Facility. Beginning on March 31, 2023, the variable interest rate associated with $250.0 million of borrowings outstanding under the Credit Facility became effectively fixed at 3.9% plus the applicable credit spread, through October 20, 2025.

Foreign Currency Exchange Contracts: We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to intercompany foreign transactions and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $325.7 million and $294.0 million as of December 31, 2024, and 2023, respectively.

The following table presents the effects of cash flow hedge accounting on our consolidated statements of income and comprehensive income, and provides information regarding the classification on the consolidated statements of income and amounts of pretax gains or losses of derivatives:

(in thousands)		Years Ended December 31,
		2024	2023	2022
	Financial statement line items in which effects of cash flow hedges are recorded
Foreign exchange contracts	Cost of revenue	$1,518,577	$1,470,983	$1,362,986
Amount of gain reclassified from accumulated other comprehensive income into income		$5,932	$3,512	$25,733

Interest rate swap contract	Interest expense	$(31,205)	$(41,581)	$(39,858)
Amount of gain reclassified from accumulated other comprehensive income into net income		$3,268	$2,656	$—

Net Investment Hedges, Euro-Denominated Notes

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded a gain of $4.1 million, a loss of $2.6 million, and a gain of $4.5 million, net of tax, within AOCI as a result of this net investment hedge for the years ended December 31, 2024, 2023, and 2022, respectively. The related cumulative unrealized gain recorded as of December 31, 2024, will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or all or a portion of the hedge no longer qualifies for hedge accounting treatment. Refer to “Note 13. Debt” to the consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the issuance of these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

We have entered into several cross currency swap contracts as a hedge of our net investment in foreign operations to offset foreign currency translation gains and losses on the net investment. These cross currency swaps have maturity dates beginning on June 30, 2025, through June 29, 2030.

At maturity of the cross currency swap contracts we will deliver the notional amount of €15 million and will receive approximately $17.5 million from the counterparties on June 18, 2025; we will deliver the notional amount of €35 million and will receive $37.8 million from the counterparties on March 31, 2028; we will deliver the notional amount of €90 million and will receive $98.2 million from the counterparties on June 30, 2028; and we will deliver the notional amount of €20 million and will receive $21.3 million from the counterparties on June 29, 2029. The changes in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated or all or a portion of the hedge no longer qualifies for hedge accounting treatment. We recorded a gain of $6.0 million, a loss of $5.6 million, and a gain of $3.8 million, net of tax, within AOCI as a result of these net investment hedges, during the years ended December 31, 2024, 2023, and 2022, respectively. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and, thus, is recognized as a reduction to interest expense over the life of the hedging instrument. We recognized approximately $1.6 million and $2.1 million related to the excluded component as a reduction of interest expense for the years ended December 31, 2024, and 2023, respectively.

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

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments, their respective classification on the consolidated balance sheets, and amounts subject to offset under master netting arrangements consisted of the following:

(in thousands)		Hedging Assets
		December 31, 2024	December 31, 2023

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$16,921	$1,783
Cross currency swaps	Other current assets	1,839	—
Interest rate swap contract	Other long-term assets	710	1,451
Cross currency swaps	Other long-term assets	1,662	664
Total derivative instruments presented as hedging instruments on the balance sheet		21,132	3,898
Gross amounts subject to master netting arrangements not offset on the balance sheet		—	(1,783)
Net amount		$21,132	$2,115

(in thousands)		Hedging Liabilities
		December 31, 2024	December 31, 2023

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$—	$5,532
Cross currency swaps	Other long-term liabilities	33	5,041
Total derivative instruments presented as cash flow hedges on the balance sheet		33	10,573
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet (1)	Long-term debt	92,803	98,187
Total hedging instruments presented on the balance sheet		92,836	108,760
Gross amounts subject to master netting arrangements not offset on the balance sheet		—	(1,783)
Net amount		$92,836	$106,977
(1)Amounts represent reported carrying amounts of our foreign currency denominated debt. Refer to “Note 18. Fair Value Measurements” for information regarding the fair value of our long-term debt.

NOTE 20.      REPURCHASES OF COMMON STOCK

As of December 31, 2024, our Board of Directors has authorized the repurchase of up to 78.0 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program, inclusive of an additional 5.0 million shares approved on December 3, 2024. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders, and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing and deployment activities, as well as share price and prevailing interest rates. As of December 31, 2024, there were approximately 6.1 million remaining shares available for repurchase under this authorization.

We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units (“employee surrenders”). We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the years ended December 31, 2024, 2023, and 2022, was not material.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. This excise tax is included in the cost of treasury stock acquired in repurchases in the open market for the current year.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrenders:

(in thousands, except per share amounts)	For the Years Ended December 31,
	2024	2023	2022

Shares repurchased in the open market	1,741	155	1,963
Shares acquired through employee surrenders for statutory tax withholding	19	20	21
Total shares repurchased	1,760	175	1,984

Cost of shares repurchased in the open market	$848,901	$72,639	$810,942
Cost of shares for employee surrenders	10,531	9,974	10,606
Total cost of shares	$859,432	$82,613	$821,548

Average cost per share - open market repurchases	$487.66	$468.84	$413.12
Average cost per share - employee surrenders	$556.90	$503.28	$501.89
Average cost per share - total	$488.40	$472.74	$414.06

NOTE 21.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, consisted of the following:

	For the Years Ended December 31, 2024 and 2023
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized Gain (Loss) on Investments, Net of Tax	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2022	$(172)	$839	$—	$4,947	$7,057	$(2,776)	$(87,691)	$(77,796)
Other comprehensive income (loss) before reclassifications	8	(792)	3,131	(2,601)	(5,629)	(1,302)	17,725	10,540
Amounts reclassified from accumulated other comprehensive income	—	(2,444)	(2,025)	—	—	519	—	(3,950)
Balance as of December 31, 2023	(164)	(2,397)	1,106	2,346	1,428	(3,559)	(69,966)	(71,206)
Other comprehensive income (loss) before reclassifications	1	19,418	1,927	4,105	5,981	(701)	(46,958)	(16,227)
Amounts reclassified from accumulated other comprehensive income	163	(4,236)	(2,491)	—	—	352	—	(6,212)
Balance as of December 31, 2024	$—	$12,785	$542	$6,451	$7,409	$(3,908)	$(116,924)	$(93,645)

The following table presents components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI for the Years Ended December 31,
		2024	2023	2022

Foreign currency exchange contracts	Cost of revenue	$5,932	$3,512	$25,733
	Provision for income taxes	(1,696)	(1,068)	(6,742)
Gains, net of tax	Net income	$4,236	$2,444	$18,991

Interest rate swap contract	Interest expense	$3,268	$2,656	$—
	Provision for income taxes	(777)	(631)	—
Gain, net of tax	Net income	$2,491	$2,025	$—

Investments	General and administrative expenses	$(214)	$—	$—
	Provision for income taxes	51	—	—
Loss, net of tax	Net income	$(163)	$—	$—

Defined benefit plans	Cost of revenue and operating expenses	$(506)	$(630)	$(605)
	Provision for income taxes	154	111	99
Loss, net of tax	Net income	$(352)	$(519)	$(506)

NOTE 22.      PREFERRED STOCK

Our Board of Directors is authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue from time to time up to 500,000 shares of Preferred Stock, $1.00 par value per share (“Preferred Stock”), in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights, and preemptive rights. There were no shares of Preferred Stock outstanding as of December 31, 2024, and 2023.

NOTE 23.      IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN

We have established the IDEXX Retirement and Incentive Savings Plan (the “401(k) Plan”). U.S. employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries. We match a portion of these contributions, not to exceed 5% of participants’ eligible compensation. We matched $31.0 million, $30.3 million, and $28.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. In addition, we may make contributions to the 401(k) Plan at the discretion of the Board of Directors. There were no discretionary contributions in 2024, 2023, or 2022.

We also have established defined contribution plans for regional employees in Europe and in Canada. With respect to these plans, our contributions over the past three years have not been material.

Defined Benefit Pension Obligations

Our Swiss defined benefit pension plans (“Swiss Plans”) are government-mandated retirement plans that provide employees with a minimum investment return. We account for our Swiss Plans in accordance with ASC 715-30, “Defined Benefit Plans - Pension.” As of December 31, 2024, our Swiss Plans had an unfunded net pension obligation of $5.7 million, with a fair value of plan assets of $15.1 million. The investments of the plan assets are measured using a mix of Level 1, Level 2, and Level 3 inputs. For the year ended December 31, 2024, we recognized $1.3 million in expense related to the Swiss Plans. The expense was reflected in cost of revenue, sales & marketing expense, general and administrative expense, and research and development expense, based on employee classification.

Future benefits expected to be paid as of December 31, 2024, are as follows:

(in thousands)	December 31, 2024

2025	$888
2026	$981
2027	$917
2028	$1,063
2029	$951
2030 through 2034	$6,564

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date / Period End Date	Filed / Furnished Herewith

Articles of incorporation and by-laws

3.1	Restated Certificate of Incorporation of the Company, as amended	10-Q	3(i)	6/30/06

3.2	Amended and Restated By-Laws of IDEXX Laboratories, Inc., amended through July 13, 2022	8-K	3.2	7/15/22

Instruments defining the rights of security holders, including indenture

4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.1	12/31/19

4.2	Note Purchase Agreement, dated as of December 11, 2013, among the Company, as issuer, New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers	8-K	99.1	12/12/13

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
		8-K	99.1	6/24/15

4.8	Amendment to Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement, dated as of May 9, 2019, among the Company, as issuer, each of the Subsidiary Guarantors (as defined therein), Prudential and each of the holders of the Notes (as defined therein)	8-K	10.2	4/16/20

4.9	Second Amendment to Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement, dated as of April 10, 2020, among the Company, as issuer, each of the Subsidiary Guarantors (as defined therein), Prudential and each of the holders of the Notes (as defined therein)	8-K	10.3	4/16/20

4.10	Multicurrency Note Purchase and Private Shelf Agreement, dated as of December 19, 2014, among the Company, as issuer, and Metropolitan Life Insurance Company, MetLife Insurance Company USA, Symetra Life Insurance Company, MetLife Insurance K.K., AXIS Reinsurance Company, and Union Fidelity Life Insurance Company, as purchasers	8-K	10.1	3/15/19

4.11	First Amendment to Multicurrency Note Purchase and Private Shelf Agreement, dated March 14, 2019, among the Company, as issuer, and IDEXX Distribution, Inc., IDEXX Operations, Inc., and OPTI Medical Systems, Inc., each as a subsidiary guarantor, and Metropolitan Life Insurance Company, MetLife Reinsurance Company of Bermuda, Ltd., Brighthouse Life Insurance Company, Symetra Life Insurance Company, and AXIS Reinsurance Company	8-K	10.2	3/15/19

4.12	Second Amendment to Multicurrency Note Purchase and Private Shelf Agreement, dated March 23, 2020, among the Company, as issuer, each of the Subsidiary Guarantors (as defined therein), Metropolitan Life Insurance Company and each of the holders of the Notes (as defined therein)	8-K	10.1	3/27/20

Material contracts

10.1*	U.S. Supply Agreement, effective as of October 16, 2003, among IDEXX Operations, Inc., the Company and Ortho-Clinical Diagnostics, Inc. (“Ortho”)	10-K	10.1	12/31/21

10.2*	Amendment No. 1 to U.S. Supply Agreement effective as of January 1, 2005, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.2	12/31/21

10.3	Amendment No. 2 to U.S. Supply Agreement effective as of October 15, 2006, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.4	12/31/07

10.4*	Amendment No. 3 to U.S. Supply Agreement effective as of January 18, 2008, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.5	12/31/07

10.5*	Amendment No. 4 to U.S. Supply Agreement effective as of December 28, 2011, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.5	12/31/21

10.6*	Amendment No. 5 to U.S. Supply Agreement effective as of December 9, 2013, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.6	12/31/21

10.7*	Amendment No. 6 to U.S. Supply Agreement effective as of January 1, 2017, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.27	12/31/17

10.8	Amendment No. 7 to U.S. Supply Agreement effective as of July 9, 2019, among IDEXX Operations, Inc., the Company and Ortho	10-Q	10.1	9/30/21

10.9*	Amendment No. 8 to U.S. Supply Agreement effective as of September 1, 2021, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.9	12/31/21

10.10*	Amendment No. 9 to U.S. Supply Agreement effective as of October 31, 2024, among IDEXX Operations, Inc., the Company and Ortho				X

10.11*	European Supply Agreement, effective as of October 17, 2003, among IDEXX Europe B.V., the Company and Ortho	10-K	10.10	12/31/21

10.12*	Amendment No. 1 to European Supply Agreement effective as of January 1, 2005, among IDEXX Europe B.V., the Company and Ortho	10-K	10.11	12/31/21

10.13*	Amendment No. 2 to European Supply Agreement effective as of January 18, 2008, among IDEXX Europe B.V., the Company and Ortho	10-K	10.8	12/31/07

10.14*	Amendment No. 3 to European Supply Agreement effective as of December 28, 2011, among IDEXX Europe B.V., the Company and Ortho	10-K	10.13	12/31/21

10.15*	Amendment No. 4 to European Supply Agreement effective as of December 9, 2013, among IDEXX Europe B.V., the Company and Ortho	10-K	10.14	12/31/21

10.16	Amendment No. 5 to European Supply Agreement effective as of July 9, 2019, among IDEXX Europe B.V., the Company and Ortho	10-Q	10.2	9/30/21

10.17*	Amendment No. 6 to European Supply Agreement effective as of September 1, 2021, among IDEXX Europe B.V., the Company and Ortho.	10-K	10.16	12/31/21

10.18*	Amendment No. 7 to European Supply Agreement effective as of October 31, 2024, among IDEXX B.V., the Company and Ortho				X

10.19	Amendment, Release and Settlement Agreement dated as of September 12, 2002, among the Company, IDEXX Europe B.V., and Ortho	10-Q	10.1	9/30/02

10.20	Waiver to U.S. Supply Agreement, effective as of October 16, 2003, as amended, among IDEXX Operations, Inc., the Company and Ortho-Clinical Diagnostics, Inc. dated as of April 7, 2020	10-Q	10.1	3/31/20

10.21*	Letter Agreement between Ortho-Clinical Diagnostics, Inc. and IDEXX Operations, Inc. dated November 2, 2021	10-K	10.19	12/31/21

10.22*	Letter Agreement between Ortho-Clinical Diagnostics, Inc. and IDEXX Operations, Inc. and IDEXX Europe B.V. dated as of July 10, 2020	10-Q	10.1	9/30/20

10.23*	Letter agreement between Ortho-Clinical Diagnostics, Inc., IDEXX B.V. and IDEXX Operations, Inc. dated July 28, 2023.	10-Q	10.1	9/30/23

10.24**	Form of Amended and Restated Executive Employment Agreement dated May 26, 2013, between the Company and each of the Company’s Executive Officers, other than the Chief Executive Officer	10-Q	10.3	6/30/13

10.25**	Restated Director Deferred Compensation Plan, as amended	10-K	10.22	12/31/21

10.26 **	Restated Executive Deferred Compensation Plan, as amended	10-Q	10.3	6/30/10

10.27**	IDEXX Laboratories, Inc. 1997 Employee Stock Purchase Plan, as amended	10-K	10.19	12/31/20

10.28**	2009 Stock Incentive Plan, as amended	S-8	99.1	12/30/13

10.29**	2018 Stock Incentive Plan	DEF14A	Appendix	3/28/18

10.30**	Summary of Executive Incentive Plan				X

10.31**	Form of Director Stock Option Agreement	10-K	10.28	12/31/21

10.32**	Form of Director Restricted Stock Unit	10-K	10.29	12/31/21

10.33**	Form of Employee Stock Option Agreement for grants in 2010 to 2015	10-K	10.21	12/31/09

10.34**	Form of Employee Stock Option Agreement for grants in 2016 and 2017	10-K	10.20	12/31/15

10.35**	Form of Employee Stock Option Agreement for grants in 2018 and 2019	10-K	10.25	12/31/18

10.36**	Form of Employee Stock Option Agreement for grants in 2020 and 2021	10-K	10.28	12/31/19

10.37**	Form of Employee Stock Option Agreement for grants beginning in 2022.	10-K	10.34	12/31/21

10.38**	Form of Employee Restricted Stock Unit Agreement for grants in 2018 and 2019	10-K	10.26	12/31/18

10.39**	Form of Employee Restricted Stock Unit for grants in 2020 and 2021	10-K	10.32	12/31/19

10.40**	Form of CEO Stock Option Agreement for grant in 2021	10-Q	10.1	3/31/21

10.41**	Form of CEO Restricted Stock Agreement for grant in 2021	10-Q	10.2	3/31/21

10.42**	Form of Employee Restricted Stock Unit for grants beginning in 2022	10-K	10.41	12/31/21

10.43**	Form of Employee High-Performer Restricted Stock Unit beginning in 2022	10-K	10.42	12/31/21

10.44**	Form of Restricted Stock Unit for grants made to Jonathan J. Mazelsky in 2022	10-K	10.43	12/31/21

10.45**	Form of Stock Option Agreement for grants made to Jonathan J. Mazelsky beginning in 2022	10-K	10.44	12/31/21

10.46**	Form of Employee Performance-Based Restricted Stock Unit Agreement for Grants Prior to 2022	10-K	10.27	12/31/18

10.47**	Second Amended and Restated Employment Agreement, dated October 23, 2019, by and between the Company and Jonathan J. Mazelsky	8-K	10.3	10/24/19

10.48**	Form of Confidential Information, Work Product, and Restrictive Covenant Agreement with each of the Company’s Executive Officers.	10-Q	10.1	3/31/22

10.49	Third Amended and Restated Credit Agreement, dated as of April 14, 2020, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation, IDEXX Europe B.V., and IDEXX Holding B.V., as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and the other parties thereto	8-K	10.6	4/16/20

10.50	Fourth Amended and Restated Credit Agreement, dated as of December 9, 2021, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation, IDEXX B.V., IDEXX Laboratories B.V., and IDEXX Laboratories GmbH, as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and the other parties thereto	8-K	10.1	12/9/21

10.51	Amendment No. 1, dated as of October 20, 2022, to the Fourth Amended and Restated Credit Agreement, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation, IDEXX B.V., IDEXX Laboratories B.V., and IDEXX Laboratories GmbH, as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and the other parties thereto	8-K	10.1	10/20/22

10.52**	Form of Employee Performance-Based Restricted Stock Unit Agreement (or Leveraged Restricted Stock Unit Agreement)	10-K	10.50	12/31/23

10.53**	Nonqualified Deferred Compensation Plan				X

10.54	Suspension of Rights Agreement dated May 2, 2024, to the Fourth Amended and Restated Credit Agreement, by and among the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto Agent and the Lenders from time to time party thereto	10-Q	10.2	06/30/24

10.55**	Third Amended and Restated Employment Agreement, dated August 2, 2024, by and between the Company and Jonathan J. Mazelsky	10-Q	10.1	09/30/24

10.56**	Form of Change in Control Agreement, by and between each of the Company’s Executive Officers, other than the Chief Executive Officer				X

10.57	Consulting Agreement effective May 7, 2024, by and between IDEXX Laboratories, Inc. and James F. Polewaczyk	8-K	10.1	05/06/24

Insider Trading Policy

19.1	Insider Trading Policy				X

Subsidiaries of the registrant

21	Subsidiaries of the Company				X

Consent of Independent Registered Public Accounting Firm

23	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.				X

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
X

Section 1350 certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).				X

Policy relating to recovery of erroneously awarded compensation

97.1	IDEXX Laboratories, Inc. Clawback Policy	10-K	97.1	12/31/23

Interactive data file

101
The following financial and related information from IDEXX Laboratories, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Stockholders' Equity (Deficit); (v) the Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.

*	Certain portions have been omitted as confidential information.

**	Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDEXX LABORATORIES, INC.

By: /s/ Jonathan J. Mazelsky
Date: February 21, 2025	Jonathan J. Mazelsky
President and Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jonathan J. Mazelsky	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2025
Jonathan J. Mazelsky

/s/ Brian P. McKeon	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 21, 2025
Brian P. McKeon

/s/ Lawrence D. Kingsley	Non-Executive Board Chair	February 21, 2025
Lawrence D. Kingsley

/s/ Irene Chang Britt	Director	February 21, 2025
Irene Chang Britt

/s/ Bruce L. Claflin	Director	February 21, 2025
Bruce L. Claflin

/s/ Stuart M. Essig, PhD	Director	February 21, 2025
Stuart M. Essig, PhD

/s/ Daniel M. Junius	Director	February 21, 2025
Daniel M. Junius

/s/ Sam A. Samad	Director	February 21, 2025
Sam A. Samad

/s/ M. Anne Szostak	Director	February 21, 2025
M. Anne Szostak

/s/ Sophie V. Vandebroek, PhD	Director	February 21, 2025
Sophie V. Vandebroek, PhD