Form 10-Q
period 2025-03-31
IDEXX LABORATORIES INC /DE
filed 2025-05-01
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 80,421,917 on April 28, 2025.

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

    In order to aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term / Abbreviation	Definition

AOCI	Accumulated other comprehensive income or loss
ASU	Accounting Standards Update
CAG	Companion Animal Group, a reporting segment that provides veterinarians diagnostic products and services and information management solutions that enhance the health and well-being of pets.
Credit Facility	Our $1.25 billion five-year unsecured credit facility under an amended and restated credit agreement; consisting of i) $1 billion revolving credit facility, also referred to as line of credit, and ii) $250 million three-year term loan.
FASB	U.S. Financial Accounting Standards Board
LPD	Livestock, Poultry and Dairy, a reporting segment that provides diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve producer efficiency.
OPTI Medical	OPTI Medical Systems, Inc., a wholly owned subsidiary of IDEXX Laboratories Inc., also referred to as OPTI, located in Roswell, Georgia. This business provides point-of-care and laboratory diagnostics (including electrolyte and blood gas analyzers and related consumable products) for the human medical diagnostics sector. The Roswell facility also manufactures electrolytes slides (instrument consumables) to run Catalyst One®, Catalyst Dx®, and blood gas analyzers and consumables for the veterinary market.
Organic revenue growth	A non-GAAP financial measure and represents the percentage change in revenue, compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies.
Reported revenue growth	Represents the percentage change in revenue reported in accordance with U.S. GAAP, compared to the same period during the prior year.
SaaS	Software-as-a-service
SEC	U.S. Securities and Exchange Commission
Senior Note Agreements	Note purchase agreements for the private placement of senior notes, referred to as senior notes or long-term debt.
SOFR	The secured overnight financing rate as administered by the Federal Reserve Board of New York (or a successor administrator of the secured overnight financing rate).
U.S. GAAP	Accounting principles generally accepted in the United States of America
Water	Water, a reporting segment that provides water microbiology testing products.

IDEXX LABORATORIES, INC.
Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION
Item 1.  Financial Statements
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current Assets:
Cash and cash equivalents	$163,970	$288,266
Accounts receivable, net	527,464	473,575
Inventories	395,987	381,877
Other current assets	230,192	256,179
Total current assets	1,317,613	1,399,897
Long-Term Assets:
Property and equipment, net	717,624	713,123
Operating lease right-of-use assets	115,999	116,129
Goodwill	407,486	405,100
Intangible assets, net	107,408	111,676
Other long-term assets	547,559	547,518
Total long-term assets	1,896,076	1,893,546
TOTAL ASSETS	$3,213,689	$3,293,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$120,096	$114,211
Accrued liabilities	490,688	502,119
Credit facility	319,500	250,000
Current portion of long-term debt	170,929	167,787
Current portion of deferred revenue	35,000	33,799
Total current liabilities	1,136,213	1,067,916
Long-Term Liabilities:
Deferred income tax liabilities	8,110	11,312
Long-term debt, net of current portion	449,799	449,786
Long-term deferred revenue, net of current portion	26,819	26,939
Long-term operating lease liabilities, net of current portion	97,004	97,836
Other long-term liabilities	47,731	44,341
Total long-term liabilities	629,463	630,214
Total liabilities	1,765,676	1,698,130

Commitments, Contingencies and Guarantees (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 107,916 shares in 2025 and 107,836 shares in 2024; Outstanding: 80,740 shares in 2025 and 81,604 shares in 2024	10,792	10,784
Additional paid-in capital	1,695,613	1,673,863
Deferred stock units: Outstanding: 59 units in 2025 and 60 units in 2024	5,856	5,885
Retained earnings	5,575,115	5,332,438
Accumulated other comprehensive loss	(90,091)	(93,645)
Treasury stock, at cost: 27,176 shares in 2025 and 26,232 shares in 2024	(5,749,272)	(5,334,012)
Total stockholders’ equity	1,448,013	1,595,313
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,213,689	$3,293,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Revenue:
Product revenue	$573,051	$543,049
Service revenue	425,376	421,046
Total revenue	998,427	964,095
Cost of Revenue:
Cost of product revenue	175,532	176,770
Cost of service revenue	199,516	194,255
Total cost of revenue	375,048	371,025
Gross profit	623,379	593,070
Expenses:
Sales and marketing	156,223	149,453
General and administrative	91,561	92,024
Research and development	59,061	52,635
Total operating expense	306,845	294,112
Income from operations	316,534	298,958
Interest expense	(7,666)	(7,911)
Interest income	1,216	4,432
Income before provision for income taxes	310,084	295,479
Provision for income taxes	67,407	59,900
Net income	$242,677	$235,579

Earnings per Share:
Basic	$2.98	$2.84
Diluted	$2.96	$2.81
Weighted Average Shares Outstanding:
Basic	81,319	83,096
Diluted	81,922	83,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Net income	$242,677	$235,579
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	18,101	(19,773)
Reclassification adjustment for defined benefit plans included in net income, net of tax of $22 in 2025 and $19 in 2024	116	94
Unrealized gain (loss) on Euro-denominated notes, net of tax expense (benefit) of $(131) in 2025 and $505 in 2024	(3,006)	1,618
Unrealized gain (loss) on investments, net of tax expense (benefit) of $0 in 2025 and $0 in 2024	—	1
Reclassification adjustment on investments included in net income, net of tax of $0 in 2025 and $51 in 2024	—	163
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on foreign currency exchange contracts, net of tax expense (benefit) of $(2,573) in 2025 and $2,252 in 2024	(5,153)	5,848
Unrealized gain (loss) on cross currency swaps, net of tax expense (benefit) of $(1,125) in 2025 and $638 in 2024	(3,605)	2,049
Unrealized gain (loss) on interest rate swap, net of tax expense (benefit) of $18 in 2025 and $656 in 2024	59	2,106
Reclassification adjustments for (gain) loss included in net income, net of tax (expense) benefit of $(1,111) in 2025 and $(470) in 2024	(2,958)	(1,297)
Unrealized gain (loss) on derivative instruments	(11,657)	8,706
Other comprehensive income (loss), net of tax	3,554	(9,191)
Comprehensive income	$246,231	$226,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2024	107,836	$10,784	$1,673,863	$5,885	$5,332,438	$(93,645)	$(5,334,012)	$1,595,313
Net income	—	—	—	—	242,677	—	—	242,677
Other comprehensive loss, net	—	—	—	—	—	3,554	—	3,554
Repurchases of common stock, net	—	—	—	—	—	—	(415,260)	(415,260)
Common stock issued for share-based compensation plans, including excess tax benefit	80	8	7,135	(29)	—	—	—	7,114
Share-based compensation cost	—	—	14,615	—	—	—	—	14,615
Balance March 31, 2025	107,916	$10,792	$1,695,613	$5,856	$5,575,115	$(90,091)	$(5,749,272)	$1,448,013

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2023	107,506	$10,751	$1,569,565	$5,530	$4,444,571	$(71,206)	$(4,474,681)	$1,484,530
Net income	—	—	—	—	235,579	—	—	235,579
Other comprehensive income, net	—	—	—	—	—	(9,191)	—	(9,191)
Repurchases of common stock, net	—	—	—	—	—	—	(177,192)	(177,192)
Common stock issued for share-based compensation plans, including excess tax benefit	161	16	20,792	(28)	—	—	—	20,780
Share-based compensation cost	—	—	14,392	8	—	—	—	14,400
Balance March 31, 2024	107,667	$10,767	$1,604,749	$5,510	$4,680,150	$(80,397)	$(4,651,873)	$1,568,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Cash Flows from Operating Activities:
Net income	$242,677	$235,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,063	29,904
Impairment charge	—	250
Provision for credit losses	2,890	1,530
Deferred income taxes	3,948	(2,571)
Share-based compensation expense	14,615	14,400
Other	456	909
Changes in assets and liabilities:
Accounts receivable	(45,240)	(53,841)
Inventories	2,163	(2,412)
Other assets and liabilities	(10,325)	(21,416)
Accounts payable	(8,123)	(4,450)
Deferred revenue	838	703
Net cash provided by operating activities	237,962	198,585
Cash Flows from Investing Activities:
Purchases of property and equipment	(30,026)	(30,273)
Acquisition of a business	—	(77,000)
Proceeds from net investment hedges	416	329
Net cash used by investing activities	(29,610)	(106,944)
Cash Flows from Financing Activities:
Borrowings under credit facility, net	69,500	—
Repurchases of common stock	(400,890)	(154,764)
Proceeds from exercises of stock options and employee stock purchase plans	7,193	20,879
Shares withheld for statutory tax withholding payments on restricted stock	(6,124)	(10,189)
Net cash used by financing activities	(330,321)	(144,074)
Net effect of changes in exchange rates on cash	(2,327)	(4,066)
Net increase (decrease) in cash and cash equivalents	(124,296)	(56,499)
Cash and cash equivalents at beginning of period	288,266	453,932
Cash and cash equivalents at end of period	$163,970	$397,433

Supplemental Cash Flow Information:
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$10,702	$15,182

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

The accompanying unaudited condensed consolidated financial statements include the accounts of IDEXX Laboratories, Inc., and our wholly-owned and majority-owned subsidiaries. We do not have any variable interest entities for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The condensed consolidated balance sheet data as of December 31, 2024, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, (the “2024 Annual Report”).

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

NOTE 2. ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025, are consistent with those discussed in “Note 2. Summary of Significant Accounting Policies” to the consolidated financial statements in our 2024 Annual Report, and as updated below.

New Accounting Pronouncements Adopted

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

The following table presents revenue by major product and service categories:

(in thousands)	For the Three Months Ended March 31,
	2025	2024
CAG segment revenue:
CAG Diagnostics recurring revenue:	$806,267	$780,144
IDEXX VetLab consumables	344,779	316,929
Rapid assay products	84,034	86,315
Reference laboratory diagnostic and consulting services	344,406	344,338
CAG Diagnostics services and accessories	33,048	32,562

CAG Diagnostics capital - instruments	$31,994	$34,092

Veterinary software, services and diagnostic imaging systems:	$81,575	$75,049
Recurring revenue	65,793	59,700
Systems and hardware	15,782	15,349
CAG segment revenue	$919,836	$889,285

Water segment revenue	45,321	43,071
LPD segment revenue	28,596	28,205
Other segment revenue	4,674	3,534

Total revenue	$998,427	$964,095

The following table presents revenue by principal geographic area, based on customers’ domiciles:

(in thousands)	For the Three Months Ended March 31,
	2025	2024
United States	$654,861	$631,009
Europe, the Middle East and Africa	204,547	199,831
Asia Pacific Region	81,733	76,304
Canada	37,300	36,711
Latin America & Caribbean	19,986	20,240
Total revenue	$998,427	$964,095

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

On December 31, 2024, our contract assets were $246.3 million, of which approximately $19.2 million was reclassified to accounts receivable when customers were billed for related products and services during the three months ended March 31, 2025. Furthermore, as a result of new placements under commitment arrangements, net of subsequent amounts reclassified to accounts receivable and allowances established for credit losses, our contract assets were $252.8 million as of March 31, 2025. We monitor customer purchases over the term of their arrangement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the three months ended March 31, 2025, were not material.

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

On December 31, 2024, our capitalized consideration paid to customers was $196.6 million, of which approximately $16.5 million was recognized as a reduction of revenue during the three months ended March 31, 2025. Furthermore, as a result of new payments to customers, net of subsequent recognition, our capitalized consideration paid to customers was $197.8 million as of March 31, 2025. We monitor customer purchases over the term of their arrangement to assess the realizability of our capitalized consideration paid to customers and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the three months ended March 31, 2025, were not material.

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

On December 31, 2024, our deferred revenue related to rebate and up-front consideration arrangements was $30.0 million, of which approximately $2.8 million was recognized when customers purchased eligible products and services during the three ended March 31, 2025. Furthermore, as a result of new customer purchases under rebate and up-front consideration arrangements, net of subsequent recognition, our deferred revenue was $30.0 million as of March 31, 2025, of which approximately 23%, 28%, 22%, 14%, and 13% are expected to be recognized during the remainder of 2025, the full years 2026, 2027, 2028, and thereafter, respectively.

For our customer commitment arrangements, we estimate future revenues related to multi-year arrangements to be approximately $4.7 billion, of which approximately 21%, 25%, 21%, 17%, and 16% are expected to be recognized during the remainder of 2025, the full years 2026, 2027, 2028, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to future purchases, net of the expected revenue reductions from consideration paid to customers and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

Instrument Rental Arrangements. Revenues from instrument rental and reagent rental arrangements are recognized either as operating leases on a ratable basis over the term of the arrangement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental arrangements in equal monthly amounts over the term of the rental arrangement. For some arrangements, customers are provided with the right to purchase the instrument at the end of the lease term. Our reagent rental arrangements provide customers the right to use our instruments upon entering into multi-year arrangements to purchase annual minimum amounts of consumables. These types of arrangements include an embedded lease for the right to use our instrument, and we determine the amount of lease revenue allocated to the instrument based on relative standalone selling prices. Lease revenues are presented in product revenue on our consolidated income statement. Lease revenue was approximately $3.3 million for the three months ended March 31, 2025, compared to $3.8 million for the three months ended March 31, 2024, including both operating leases and sales-type leases.

Sales-type Reagent Rental Arrangements. Our reagent rental arrangements that effectively transfers control of instruments to our customers are classified as sales-type leases, and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is transferred to accounts receivable when customers are billed for products and services over the term of the arrangement. On December 31, 2024, our lease receivable assets were $19.0 million, of which approximately $1.3 million was reclassified to accounts receivable when customers were billed for related products and services during the three months ended March 31, 2025. Furthermore, as a result of new placements under sales-type reagent rental arrangements, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $18.0 million as of March 31, 2025. The impacts of discounting and unearned income as of March 31, 2025, were not material. Profit and loss recognized at the commencement date and interest income during the three months ended March 31, 2025, were not material. We monitor customer purchases over the term of their arrangement to assess the realizability of our lease receivable assets. Impairments during the three months ended March 31, 2025, were not material.

Operating-type Reagent Rental Arrangements. Our reagent rental arrangements that do not effectively transfer control of instruments to our customers are classified as operating leases, and we recognize instrument revenue and costs ratably over the term of the arrangement. The cost of the instrument is capitalized within property and equipment. During the three months ended March 31, 2025, we transferred instruments of $3.3 million, compared to $3.4 million during the three months ended March 31, 2024, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental arrangements of approximately $69.1 million, of which approximately 20%, 25%, 21%, 17%, and 17% are expected to be recognized during the remainder of 2025, and the full years 2026, 2027, 2028, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of expected price adjustments, and as a result, may be lower than stated contractual commitments by our customers.

Deferred Extended Warranties and Post-Contract Support Revenue

On December 31, 2024, our deferred revenue related to extended warranties and post-contract support was $25.2 million, of which approximately $16.0 million was recognized during the three months ended March 31, 2025. Furthermore, as a result of new arrangements, our deferred revenue related to extended warranties and post-contract support was $25.8 million at March 31, 2025. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less, and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $8.8 million at March 31, 2025, of which approximately 32%, 34%, 19%, 9%, and 6% are expected to be recognized during the remainder of 2025, and the full years 2026, 2027, 2028, and thereafter, respectively. We have determined these arrangements do not include a significant financing component.

Costs to Obtain a Contract

On December 31, 2024, our deferred commission costs, included within other current and long-term assets, were $22.0 million, of which approximately $1.8 million of commission expense was recognized during the three months ended March 31, 2025. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $22.8 million at March 31, 2025. Impairments of deferred commission costs during the three months ended March 31, 2025, were not material.

NOTE 4. ACQUISITIONS, ASSET PURCHASES AND INVESTMENTS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range, customer base, or existing product and service lines. From time to time, we acquire businesses that we account for as either asset purchases or business combinations, and noncontrolling minority interests in business entities, which we recognize as equity investments.

Business Combinations

During the first quarter of 2024, we acquired the assets of a privately-owned software and data platform business based in the U.S. that extended our practice management system cloud-native workflow and delivers strategic data solutions to our customers and their clients, for approximately $81.1 million, including a contingent payment valued at $4.4 million at the time of purchase. The fair values and the lives of the assets and liabilities acquired are as follows: completed technology of $17.1 million, with a life of 6 years; customer relationship intangibles of $12.5 million, with a life of 10 years; a non-compete agreement of $4.7 million, with a life of 5 years; and a trademark of $0.7 million, with a life of 10 years. We also recognized goodwill of $45.8 million, which represents synergies with our software business, and $0.3 million of net tangible assets, including accounts receivable. Goodwill related to this acquisition is expected to be deductible for tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our CAG segment since the acquisition date. The acquisition expenses were not significant.

NOTE 5. SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units, performance-based restricted stock units, and employee stock purchase rights awarded during the three months ended March 31, 2025, totaled $64.8 million, compared to $65.6 million for the three months ended March 31, 2024. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding as of March 31, 2025, was $108.3 million, which will be recognized over a weighted average period of approximately 1.9 years. During the three months ended March 31, 2025, we recognized share-based compensation expenses of $14.6 million, compared to $14.4 million for the three months ended March 31, 2024.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Three Months Ended March 31,
	2025	2024

Expected stock price volatility	33%	32%
Expected term, in years	7.3	7.0
Risk-free interest rate	4.5%	4.3%
Weighted average fair value of options granted	$206.51	$241.72
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

We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer. We monitor our ongoing credit exposure through active review of counterparty balances against contract terms and due dates. We may require collateralized asset support or a prepayment to mitigate credit risk. Our activities include timely account reconciliations, dispute resolution, and payment confirmations. We may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. Historically, we have experienced low credit loss rates on our accounts receivables, customer commitment programs and lease receivables. Additional allowances may be required if either the financial condition of our customers was to deteriorate, or a strengthening U.S. dollar impacts the ability of foreign customers to make payments to us on their U.S. dollar-denominated purchases.

Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.

Accounts Receivable

The allowance for credit losses associated with accounts receivable was $12.7 million and $12.6 million as of March 31, 2025, and December 31, 2024, respectively. The amount of accounts receivable reflected on the balance sheet is net of this allowance. Based on an aging analysis, as of March 31, 2025, approximately 86% of our accounts receivable had not yet reached the invoice due date, and approximately 14% was considered past due. As of December 31, 2024, approximately 85% of our accounts receivable had not yet reached the invoice due date, and approximately 15% was considered past due.

Contract Assets and Lease Receivables

The allowance for credit losses associated with contract assets and lease receivables was $7.0 million and $6.8 million as of March 31, 2025, and December 31, 2024, respectively. The assets reflected on the balance sheet are net of these allowances.
NOTE 7. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The components of inventories were as follows:

(in thousands)	March 31, 2025	December 31, 2024

Raw materials	$104,714	$104,195
Work-in-process	35,004	31,907
Finished goods	256,269	245,775
Inventories	$395,987	$381,877
NOTE 8. LEASE COMMITMENTS

Maturities of operating lease liabilities were as follows:

(in thousands)	March 31, 2025

2025 (remainder of year)	$21,409
2026	27,781
2027	22,391
2028	16,318
2029	12,773
Thereafter	38,679
Total lease payments	139,351
Less imputed interest	(20,220)
Total operating lease liabilities (current and long-term)	$119,131

Supplemental cash flow information for leases was as follows:

(in thousands)	For the Three Months Ended March 31,
	2025	2024

Cash paid for amounts included in the measurement of operating lease liabilities	$7,588	$7,155
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations (1)	$4,645	$11,525

(1) Additions for the three months ended March 31, 2024, include $1.0 million of right-of-use assets obtained in connection with a business acquisition in the first quarter of 2024.

NOTE 9. OTHER CURRENT AND LONG-TERM ASSETS

Other Current Assets

Other current assets consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024

Contract assets, net (1)	$62,932	$60,751
Consideration paid to customers	62,207	61,653
Prepaid expenses	53,343	58,626
Taxes receivable	13,757	26,990
Other assets	37,953	48,159
Total other current assets	$230,192	$256,179

(1) Contract assets, net, are net of allowances for credit losses. Refer to "Note 6. Credit Losses."

Other Long-Term Assets

Other long-term assets consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024

Contract assets, net (1)	$189,884	$185,506
Consideration paid to customers	135,572	134,896
Deferred income taxes	123,081	125,630
Equity investments	31,004	31,004
Investments in long-term product supply arrangements	26,995	26,714
Other assets	41,023	43,768
Total other long-term assets	$547,559	$547,518

(1) Contract assets, net, are net of allowances for credit losses. Refer to "Note 6. Credit Losses."
NOTE 10. ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accounts Payable - Supplier Financing Program

We have an agreement with a third party to provide a supplier financing program, which facilitates participating suppliers’ ability to finance payment obligations from us with a designated third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more of our payment obligations prior to their scheduled due dates at a discounted price. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The terms of payments are consistent with the terms of our trade payables. Activity related to the obligations is presented within operating activities on the unaudited condensed consolidated statements of cash flows. The changes in our outstanding payment obligations under this arrangement, which are included in accounts payable on the unaudited condensed consolidated balance sheets, were as follows:

(in thousands)	For the Three Months Ended March 31,
	2025	2024

Payment obligations outstanding at the beginning of the period	$5,967	$9,057
Payment obligations additions during the period	14,994	13,068
Payment obligations settled during the period	(12,300)	(11,725)
Payment obligations outstanding at the end of the period	$8,661	$10,400

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024

Accrued expenses	$169,541	$165,550
Accrued employee compensation and related expenses	122,233	174,583
Accrued taxes	101,928	62,252
Accrued customer incentives and refund obligations	74,859	78,195
Current lease liabilities	22,127	21,539
Total accrued liabilities	$490,688	$502,119

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024

Accrued taxes	$22,662	$20,898
Other accrued long-term expenses	25,069	23,443
Total other long-term liabilities	$47,731	$44,341
NOTE 11. DEBT

Credit Facility

At March 31, 2025, we had $319.5 million in outstanding borrowings under our Credit Facility, of which $250.0 million is the Term Loan, and $69.5 million is under our revolving credit facility, with a weighted average effective interest rate on the total outstanding borrowings of 5.3%, excluding any impact of our interest rate swap. At December 31, 2024, we had $250.0 million outstanding under our Credit Facility, all of which was the $250.0 million Term Loan, with a full year weighted average effective interest rate of 6.2%, excluding any impact of our interest rate swap. At March 31, 2025, we had remaining borrowing availability of $928.6 million under our $1.25 billion Credit Facility. The funds available under the Credit Facility reflect a reduction due to the issuance of letters of credit, which were primarily issued in connection with our workers’ compensation insurance policy for $1.9 million.

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

The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, which is defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3.5-to-1. As of March 31, 2025, we were in compliance with the covenants of the Credit Facility.

Senior Notes

The following describes all of our currently outstanding unsecured senior notes issued and sold in private placements (collectively, the “Senior Notes”) as of March 31, 2025:

(Principal Amount in thousands)
Issue Date	Due Date	Series	Principal Amount	Coupon Rate	Senior Notes Agreement

12/11/2013	12/11/2025	2025 Series B Notes	$75,000	4.04%	NY Life 2013 Note Agreement
9/4/2014	9/4/2026	2026 Senior Notes	$75,000	3.72%	NY Life 2014 Note Agreement
6/18/2015	6/18/2025	2025 Series C Notes	€88,857	1.785%	Prudential 2015 Amended Agreement
4/14/2020	4/14/2030	Prudential 2030 Series D Notes	$75,000	2.50%	Prudential 2015 Amended Agreement
2/12/2015	2/12/2027	2027 Series B Notes	$75,000	3.72%	MetLife 2014 Note Agreement
3/14/2019	3/14/2029	2029 Series C Notes	$100,000	4.19%	MetLife 2014 Note Agreement
4/2/2020	4/2/2030	MetLife 2030 Series D Notes	$125,000	2.50%	MetLife 2014 Note Agreement

The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. As of March 31, 2025, we were in compliance with the covenants of the Senior Note Agreements.
NOTE 12. REPURCHASES OF COMMON STOCK

We primarily acquire shares of our common stock by repurchases in the open market. We also acquire shares that are surrendered by employees in payment for the statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases, which is included in the cost of treasury stock acquired in open market repurchases. The number of shares of treasury stock issued during the three months ended March 31, 2025, and 2024, was not material.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrenders:

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2025	2024

Shares repurchased in the open market	931	303
Shares acquired through employee surrenders for statutory tax withholding	14	18
Total shares repurchased	945	321

Cost of shares repurchased in the open market	$409,215	$167,102
Cost of shares for employee surrenders	6,124	10,189
Total cost of shares	$415,339	$177,291

Average cost per share - open market repurchases	$439.64	$550.90
Average cost per share - employee surrenders	$444.52	$560.56
Average cost per share - total	$439.71	$551.45

NOTE 13. INCOME TAXES

Our effective income tax rate was 21.7% for the three months ended March 31, 2025, compared to 20.3% for the three months ended March 31, 2024. The increase in our effective tax rate for the three months ended March 31, 2025, compared to the same period during the prior year, was primarily due to lower tax benefits related to share-based compensation.

The effective tax rate for the three months ended March 31, 2025, was higher than the U.S. federal statutory tax rate of 21% primarily due to U.S. state taxes, partially offset by tax benefits from share-based compensation.

Cash paid for income taxes, net of refunds, during the three months ended March 31, 2025, and 2024, was $15.6 million and $13.2 million, respectively.
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in Accumulated Other Comprehensive Income (“AOCI”), net of tax, consisted of the following:

	For the Three Months Ended March 31, 2025
	Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2024	$12,785	$542	$6,451	$7,409	$(3,908)	$(116,924)	$(93,645)
Other comprehensive (loss) income before reclassifications	(5,153)	59	(3,006)	(3,605)	—	18,101	6,396
Reclassified from accumulated other comprehensive income	(2,711)	(247)	—	—	116	—	(2,842)
Balance as of March 31, 2025	$4,921	$354	$3,445	$3,804	$(3,792)	$(98,823)	$(90,091)

	For the Three Months Ended March 31, 2024
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized Loss on Investments, Net of Tax	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2023	$(164)	$(2,397)	$1,106	$2,346	$1,428	$(3,559)	$(69,966)	$(71,206)
Other comprehensive income (loss) before reclassifications	1	5,848	2,106	1,618	2,049	—	(19,773)	(8,151)
Reclassified from accumulated other comprehensive income	163	(567)	(730)	—	—	94	—	(1,040)
Balance as of March 31, 2024	$—	$2,884	$2,482	$3,964	$3,477	$(3,465)	$(89,739)	$(80,397)

The following table presents components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended March 31,
		2025	2024

Foreign currency exchange contracts	Cost of revenue	$3,745	$810
	Provision for income taxes	(1,034)	(243)
	Gain, net of tax	$2,711	$567

Interest rate swap contracts	Interest expense	$324	$957
	Provision for income taxes	(77)	(227)
	Gain, net of tax	$247	$730

Investments	General and administrative expense	$—	$(214)
	Provision for income taxes	—	51
	Loss, net of tax	$—	$(163)

Defined benefit plans	Cost of revenue and operating expenses	$(138)	$(113)
	Provision for income taxes	22	19
	Loss, net of tax	$(116)	$(94)

NOTE 15. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to our stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the total unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase our common stock at the average market price during the period. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed, and issuance is not contingent. Refer to “Note 5. Share-Based Compensation” to the consolidated financial statements in our 2024 Annual Report for additional information regarding deferred stock units.

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Three Months Ended March 31,
	2025	2024

Shares outstanding for basic earnings per share	81,319	83,096

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	81,319	83,096
Dilutive effect of share-based payment awards	603	861
	81,922	83,957

Certain awards and options to acquire shares have been excluded from the calculation of weighted average shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Three Months Ended March 31,
	2025	2024

Weighted average number of shares underlying anti-dilutive awards	46	36
Weighted average number of shares underlying anti-dilutive options	537	414
NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

Refer to “Note 8. Lease Commitments” for more information regarding our lease commitments.

Contingencies

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could exceed our accruals. Except for the litigation matter described below, as of March 31, 2025, our accruals with respect to actual and threatened litigation were not material.

In 2018 a lawsuit was filed against us involving an alleged breach of contract for underpayment of royalty payments made from 2004 through 2017 under an expired patent license agreement. The plaintiff asserted a claim of approximately $50 million, inclusive of interest through June 30, 2020, alleging that the incorrect royalty provision was applied to certain licensed products and services throughout the agreement term and that royalties were also due on non-licensed diagnostic services that were provided concurrently with licensed services. The trial court ruled in favor of the plaintiff in September 2020. The appellate court reversed the trial court’s decision regarding the royalty payments in August 2022. In June 2024, the state supreme court reversed the appellate court, reinstated the trial court decision regarding the royalty payments, and remanded the case to the appellate court to address the remaining issues, including issues related to applicable interest. On April 3, 2025, the appellate court affirmed the trial court’s decision regarding all remaining issues. In light of the appellate court’s decision, on April 17, 2025, we paid the judgment in the amount of approximately $80 million, and the plaintiff executed a satisfaction and release of judgment, which was filed with the trial court, concluding this matter. This amount was fully accrued as of March 31, 2025, and is included in accrued liabilities on the unaudited condensed consolidated balance sheet.

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

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases, those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of potential indemnification under these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations as of March 31, 2025, and December 31, 2024.

When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. As of March 31, 2025, and December 31, 2024, we do not have any material pre-acquisition liabilities recorded.

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

The accounting principles used in the preparation of the segment information are the same as those used for the consolidated financial statements. Intersegment revenues, which are not included in the tables below, were not material for the three months ended March 31, 2025, and 2024. Assets are not allocated to segments for internal reporting purposes and are not included in the review performed by the CODM for purposes of assessing segment performance and allocation of resources. Certain corporate expenses are allocated to the segments, including depreciation and amortization. Foreign currency transaction gains and losses for all operating segments are reported within our Other operating segment, and are reconciled in the table below.

The following tables are a summary of reportable segment performance with our Other operating segment to reconcile to the total consolidated for the three months ended March 31, 2025, and 2024:

(in thousands)	For the Three Months Ended March 31,
	CAG	Water	LPD	Total
2025
Total revenues from reportable segments	$919,836	$45,321	$28,596	$993,753
Reconciliation of revenue
Other revenues				4,674
Total consolidated revenue				998,427
Cost of revenue	345,013	13,248	14,231
Segment gross profit	$574,823	$32,073	$14,365	$621,261

Reconciliation of operating profit (segment profit)
Segment gross profit				$621,261
Segment operating expenses				(305,164)
Other operating profit (excluding unallocated amounts)				1,108
Unallocated amounts
Foreign currency transaction losses				(671)
Interest expense				(7,666)
Interest income				1,216
Income before provision for income taxes				$310,084

(in thousands)	For the Three Months Ended March 31,
	CAG	Water	LPD	Total
2024
Total revenues from reportable segments	$889,285	$43,071	$28,205	$960,561
Reconciliation of revenue
Other revenues				3,534
Total consolidated revenue				964,095
Cost of revenue	343,049	12,574	12,971
Segment gross profit	$546,236	$30,497	$15,234	$591,967

Reconciliation of operating profit (segment profit)
Segment gross profit				$591,967
Segment operating expenses				(291,975)
Other operating profit (excluding unallocated amounts)				(101)
Unallocated amounts
Foreign currency transaction losses				(933)
Interest expense				(7,911)
Interest income				4,432
Income before provision for income taxes				$295,479

Refer to “Note 3. Revenue” for a summary of disaggregated revenue by reportable segment and by major product and service category for the three months ended March 31, 2025, and 2024.
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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the three months ended March 31, 2025.

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

Our foreign currency exchange contracts are measured at fair value on a recurring basis in our accompanying unaudited condensed consolidated balance sheets and are classified as derivative instruments. We measure the fair value of our foreign currency exchange contracts using an income approach, based on prevailing market forward exchange rates less the contract rate, multiplied by the notional amount. The product of this calculation is then adjusted for counterparty risk.

Our interest rate swap contract is measured at fair value on a recurring basis in our accompanying unaudited condensed consolidated balance sheets and classified as a derivative instrument. We measure the fair value of our interest rate swap contract using current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk.

The amounts outstanding under our unsecured Credit Facility and Senior Notes (“long-term debt”) are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $603.6 million and $620.9 million, respectively, as of March 31, 2025, and $594.3 million and $617.8 million, respectively, as of December 31, 2024.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2025

Assets
Cross currency swaps (1)	$—	$1,193	$—	$1,193
Foreign currency exchange contracts (1)	$—	$7,562	$—	$7,562
Interest rate swap (2)	$—	$463	$—	$463
Liabilities
Cross currency swaps (1)	$—	$2,455	$—	$2,455
Foreign currency exchange contracts (1)	$—	$807	$—	$807
Contingent Consideration	$—	$—	$2,300	$2,300

(in thousands)
As of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024

Assets
Money market funds (3)	$139,626	$—	$—	$139,626
Cross currency swaps (1)	$—	$3,501	$—	$3,501
Foreign currency exchange contracts (1)	$—	$16,921	$—	$16,921
Interest rate swap (2)	$—	$710	$—	$710
Liabilities
Cross currency swaps (1)	$—	$33	$—	$33
Contingent Consideration	$—	$—	$2,300	$2,300

(1)Cross currency swaps and foreign currency exchange contracts are included within other current assets, other long-term assets, accrued liabilities, or other long-term liabilities depending on the gain (loss) position and anticipated settlement dates.
(2)Interest rate swap is included within other current assets.
(3)Money market funds with an original maturity of less than ninety days are included within cash and cash equivalents.

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

We recognize all hedging instrument assets and liabilities at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment are recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the hedging instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Refer to “Note 14. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on our unaudited condensed consolidated statements of income for the three months ended March 31, 2025, and 2024.

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

We did not de-designate any instruments from hedge accounting treatment during the three months ended March 31, 2025, or 2024. As of March 31, 2025, the estimated amount of gains, net of tax, from our foreign exchange contracts which are expected to be reclassified out of AOCI and into earnings within the next 12 months is $4.9 million if exchange rates do not fluctuate from the levels as of March 31, 2025. As of March 31, 2025, the estimated amount of gains, net of tax, from our interest rate swap contract which are expected to be reclassified out of AOCI and into earnings through the end of the term, October 20, 2025, is $0.4 million if interest rates do not fluctuate from the levels as of March 31, 2025.

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

Foreign Currency Exchange Contracts: We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to intercompany foreign transactions and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $317.5 million and $325.7 million as of March 31, 2025, and December 31, 2024, respectively.

The following table presents the effect of cash flow hedge accounting on our unaudited condensed consolidated statements of income and comprehensive income, and provides information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)	Financial statement line items in which effects of cash flow hedges are recorded	Three Months Ended March 31,
		2025	2024
Foreign exchange contracts	Cost of revenue	$375,048	$371,025
Amount of gain reclassified from accumulated other comprehensive income into net income		$3,745	$810

Interest rate swap contract	Interest expense	$(7,666)	$(7,911)
Amount of gain reclassified from accumulated other comprehensive income into net income		$324	$957

Net Investment Hedges, Euro-Denominated Notes

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in the translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than earnings. We recorded losses of $3.0 million, net of tax, within AOCI as a result of this net investment hedge for the three months ended March 31, 2025, and gains of $1.6 million for the three months ended March 31, 2024. The related cumulative unrealized gain recorded as of March 31, 2025, will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated or all or a portion of the hedge no longer qualifies for hedge accounting treatment. Refer to “Note 13. Debt” to the consolidated financial statements included in our 2024 Annual Report for further information regarding the issuance of these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

We have entered into cross currency swap contracts as a hedge of our net investment in certain foreign operations to offset foreign currency translation gains and losses on the net investment. These cross currency swaps have maturity dates beginning on June 18, 2025, through June 29, 2029.

At maturity of the cross currency swap contracts we will deliver the notional amount of €15 million and will receive approximately $17.5 million from the counterparties on June 18, 2025; we will deliver the notional amount of €35 million and will receive $37.8 million from the counterparties on March 31, 2028; we will deliver the notional amount of €90 million and will receive $98.2 million from the counterparties on June 30, 2028; and we will deliver the notional amount of €20 million and will receive $21.3 million from the counterparties on June 29, 2029. The changes in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated or all or a portion of the hedge no longer qualifies for hedge accounting treatment. During the three months ended March 31, 2025, we recorded losses of $3.6 million, net of tax, within AOCI as a result of these net investment hedges, and gains of $2.0 million during the three months ended March 31, 2024. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $0.4 million related to the excluded component as a reduction of interest expense for the three months ended March 31, 2025, and $0.3 million for the three months ended March 31, 2024.

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following:

(in thousands)		Hedging Assets
		March 31, 2025	December 31, 2024
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$7,454	$16,921
Cross currency swaps	Other current assets	1,193	1,839
Interest rate swap contract	Other current assets	463	710
Foreign currency exchange contracts	Other long-term assets	108	—
Cross currency swaps	Other long-term assets	—	1,662
Total derivative instruments presented as hedging instruments on the balance sheet		9,218	21,132
Gross amounts subject to master netting arrangements not offset on the balance sheet		(807)	—
Net amount		$8,411	$21,132

(in thousands)		Hedging Liabilities
		March 31, 2025	December 31, 2024
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$732	$—
Cross currency swaps	Other long-term liabilities	2,455	33
Foreign currency exchange contracts	Other long-term liabilities	75	—
Total derivative instruments presented as hedging instruments on the balance sheet		3,262	33
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet (1)	Long-term debt	95,940	92,803
Total hedging instruments presented on the balance sheet		99,202	92,836
Gross amounts subject to master netting arrangements not offset on the balance sheet		(807)	—
Net amount		$98,395	$92,836
(1) Amounts represent reported carrying amounts of our foreign currency-denominated debt. Refer to “Note 18. Fair Value Measurements” for information regarding the fair value of our long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to, among other things, our expectations regarding revenue recognition timing and amounts; business trends, earnings, and other measures of financial performance; projected impact of foreign currency exchange rates and hedging activities; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; the working capital and liquidity outlook; critical accounting estimates; deductibility of goodwill; inflation; and projected impacts of tariff and trade policy changes and uncertainty. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the adverse impact, and the duration, of macroeconomic events, conditions, and uncertainties, such as geopolitical instability (including wars, terrorist attacks, and armed conflicts), general economic uncertainty, changes in U.S. and other countries’ tariff and trade policies, inflationary pressures, severe weather and other natural conditions, and supply chain challenges on our business, results of operations, liquidity, financial condition, and stock price, as well as the other matters described under the headings “Business,” “Risk Factors,” “Legal Proceedings,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosure About Market Risk” in our 2024 Annual Report and in the corresponding sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our other periodic reports filed with the SEC.

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

You should read the following discussion and analysis in conjunction with our 2024 Annual Report that includes additional information about us, our results of operations, our financial position, and our cash flows, and with our unaudited condensed consolidated financial statements and related notes included in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Our fiscal quarter ended on March 31. Unless otherwise stated, the analysis and discussion of our financial condition and results of operations below, including references to growth and organic growth and increases and decreases, are being compared to the equivalent prior-year periods.

Business Overview

We develop, manufacture, and distribute products and provide services primarily for the companion animal veterinary, livestock, poultry and dairy, and water testing sectors. We also provide human medical point-of-care diagnostics. Our primary products and services are:

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
•Products that test water for certain microbiological contaminants; and
•Point-of-care electrolytes and blood gas analyzers for the human medical diagnostics sector.

Description of Business Segments. We operate primarily through three business segments: diagnostic and information management-based products and services for the companion animal veterinary industry, which we refer to as the Companion Animal Group (“CAG”); water quality products (“Water”); and diagnostic tests, services, and related instrumentation that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to ensure the quality and safety of milk, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment combines and presents our human medical diagnostic products business (“OPTI Medical”) with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

Currency, Tariff and Trade Policies, and Other Items

Currency Impact. Refer to “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding the impact of foreign currency exchange rates.

Changes in Tariff and Trade Policies. Although we manufacture many of our companion animal and Water testing products, as well as certain of our LPD testing products, in the United States, we rely on third-party suppliers located in the United States and other regions (such as Europe and Asia-Pacific) for certain components, raw materials, and consumables used in or with our products. In addition, as a global business, our products and services are sold in more than 175 countries. For the year ended December 31, 2024, approximately 35% of our overall revenues were attributable to sales of products and services to customers outside the United States, with less than 1% of our overall revenues attributable to sales of products and services to customers domiciled in China. Accordingly, changes in tariff and trade policies may adversely affect our business, financial condition, and operating results.

Recently, the U.S. government announced changes to its trade policy, including increasing tariffs on imports, in some cases significantly, and potentially renegotiating or terminating its existing trade agreements. For example, on April 2, 2025, the U.S. government announced a new universal baseline tariff of 10%, plus an additional country-specific tariff for select trading partners, on all U.S. imports. Although imposition of the country-specific tariffs was temporarily paused for most countries (not including China) on April 9, 2025, these actions, retaliatory tariffs imposed by other countries on U.S. exports and continuing uncertainty regarding tariff and trade policies have led to volatility and uncertainty in global markets. Continuing tariff and trade policy uncertainty may lead to sustained volatility and uncertainty in U.S. and global financial and economic conditions, increased inflation, diminished expectations for economic growth, and actual or perceived economic weakness, which could result in reduced demand for our products and services.

While we are working to optimize operations and inventory management to the extent feasible, to help mitigate and reduce the potential impact from changes in tariff and trade policies, any imposed tariffs (including retaliatory tariffs) and our mitigation activities may cause our cost of goods to increase, our profit margins to decrease, or our products to become less competitive or less available in the applicable region. We are continuing to monitor the dynamic trade environment and evaluate these developments and our ability to offset some portion of these costs and otherwise mitigate the impact on our business, financial condition, and operating results.

Other Items. Refer to “Part I, Item 1. Business - Patents and Licenses” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report for additional information regarding trends in companion animal healthcare, distributor purchasing and inventories, economic conditions, geopolitical conflict effects and patent expiration.

Critical Accounting Estimates and Assumptions

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three months ended March 31, 2025, are consistent with those discussed in our 2024 Annual Report in the section under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Assumptions.”

Recent Accounting Pronouncements

For more information regarding the impact that recent accounting standards and amendments will have on our consolidated financial statements, refer to Note 2 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

Organic Revenue Growth. The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues,” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three months ended March 31, 2025, compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

We exclude from organic revenue growth the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility, and can obscure underlying business trends. We calculate the impact on revenue resulting from changes in foreign currency exchange rates by applying the difference between the weighted average exchange rates during the current-year period and the comparable prior-year period to foreign currency denominated revenues for the prior-year period.

We also exclude from organic revenue growth the effect of certain business acquisitions and divestitures because the nature, size, and number of these transactions can vary dramatically from period to period, and because they either require or generate cash as an inherent consequence of the transaction, and therefore can also obscure underlying business and operating trends. We consider acquisitions to be a business when all three elements of inputs, processes, and outputs are present, consistent with ASU 2017-01, “Business Combinations: (Topic 805) Clarifying the Definition of a Business.” In a business combination, if substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, we do not consider these assets to be a business. A typical acquisition that we do not consider a business is a customer list asset acquisition, which does not have all elements necessary to operate a business, such as employees or infrastructure. We believe the efforts required to convert and retain these acquired customers are similar in nature to our existing customer base and therefore are included in organic revenue growth. The percentage change in revenue resulting from business acquisitions represents revenues during the current-year period, limited to the initial twelve months from the date of the acquisition, that are directly attributable to business acquisitions.

Segment Income from Operations. We report segment income from operations in our discussion of the results of the operations of our segments below. Segment income from operations is a non-GAAP financial measure that adjusts for the impact of foreign currency transaction gains and losses and should be considered in addition to, and not as a replacement for, income from operations. We exclude foreign currency transaction gains and losses for each reportable segment (CAG, Water, and LPD) from segment income from operations and report the full amount of foreign currency transaction gains and losses in our Other operating segment. We believe that reporting segment income from operations provides supplemental analysis to help investors further evaluate each reportable segment’s business performance by excluding foreign currency transaction gains and losses, which are centrally managed by our corporate treasury function and which we do not consider relevant for assessing the results of each reportable segment’s operations. In addition, we believe that reporting segment income from operations provides information to investors regarding key metrics that are used by management, including our CODM, in evaluating the performance of each reportable segment.

(dollars in thousands)	For the Three Months Ended March 31,
	2025			2024
	Income from Operations	Impact from Foreign Currency	Segment Income from Operations	Income from Operations	Impact from Foreign Currency	Segment Income from Operations
CAG	$294,572	$583	$295,155	$278,886	$810	$279,696
Water	20,774	43	20,817	19,372	58	19,430
LPD	80	45	125	801	65	866
Other	1,108	(671)	437	(101)	(933)	(1,034)
Total	$316,534	$—	$316,534	$298,958	$—	$298,958

Other Non-GAAP Financial Measures. We also use Adjusted EBITDA, gross debt, net debt, gross debt to Adjusted EBITDA ratio, and net debt to Adjusted EBITDA ratio, all of which are non-GAAP financial measures that should be considered in addition to, and not as a replacement for, financial measures presented according to U.S. GAAP. Management believes that reporting these non-GAAP financial measures provides supplemental analysis to help investors further evaluate our business performance and available borrowing capacity under our Credit Facility.

Results of Operations

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

Total Company. The following table presents total Company revenue by operating segment:

	For the Three Months Ended March 31,
Net Revenue (dollars in thousands)	2025	2024	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$919,836	$889,285	$30,551	3.4%	(1.1%)	0.2%	4.4%
United States	623,889	602,195	21,694	3.6%	—	0.2%	3.4%
International	295,947	287,090	8,857	3.1%	(3.6%)	—	6.7%

Water	$45,321	$43,071	$2,250	5.2%	(2.1%)	—	7.3%
United States	23,503	22,199	1,304	5.9%	—	—	5.9%
International	21,818	20,872	946	4.5%	(4.4%)	—	8.9%

LPD	$28,596	$28,205	$391	1.4%	(2.8%)	—	4.2%
United States	5,788	5,164	624	12.1%	—	—	12.1%
International	22,808	23,041	(233)	(1.0%)	(3.4%)	—	2.4%

Other	$4,674	$3,534	$1,140	32.2%	—	—	32.2%

Total Company	$998,427	$964,095	$34,332	3.6%	(1.2%)	0.1%	4.7%
United States	654,861	631,009	23,852	3.8%	—	0.2%	3.6%
International	343,566	333,086	10,480	3.1%	(3.6%)	—	6.8%

(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in organic revenue reflects growth in CAG Diagnostics recurring revenue, including benefits from higher realized prices and, to a lesser extent, higher volumes. Increased testing volumes were supported by new business gains, high customer retention rates, and our expanded menu of available tests, partially offset by constraints from macroeconomic and sector headwinds. The comparative impact on CAG Diagnostics recurring revenue from fewer equivalent business days in the quarter decreased overall revenue growth. Higher volumes and price gains in recurring veterinary software, services, and diagnostic imaging, also contributed to revenue growth. Higher revenue in our Water business was primarily due to the benefit of realized price increases and increased volumes. The increase in LPD revenue was primarily due to higher realized prices and higher volume. The increase in Other revenue was primarily due to higher volumes of our OPTI Medical consumables and instruments. The change in foreign currency exchange rates decreased revenue growth by 1.2%. Acquisitions increased revenue growth by 0.1%.

The following table presents total Company results of operations:

	For the Three Months Ended March 31,				Change
Total Company - Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$998,427		$964,095		$34,332	3.6%
Cost of revenue	375,048		371,025		4,023	1.1%
Gross profit	623,379	62.4%	593,070	61.5%	30,309	5.1%

Operating expenses:
Sales and marketing	156,223	15.6%	149,453	15.5%	6,770	4.5%
General and administrative	91,561	9.2%	92,024	9.5%	(463)	(0.5%)
Research and development	59,061	5.9%	52,635	5.5%	6,426	12.2%
Total operating expenses	306,845	30.7%	294,112	30.5%	12,733	4.3%
Income from operations	$316,534	31.7%	$298,958	31.0%	$17,576	5.9%

Gross Profit. Gross profit increased due to higher revenue and a 90 basis point increase in the gross profit margin. The increase in the gross profit margin increased primarily due to favorable business mix, benefiting from IDEXX VetLab consumable growth and instrument placement mix, as well as net price realization, offsetting inflationary cost impacts. The change in foreign currency exchange rates increased the gross profit margin by less than 10 basis points, including the impact of higher hedge gains during the current period compared to the prior period.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs. General and administrative expense increased primarily due to higher personnel-related and information technology costs, offset by a reduction in accrued expense of approximately $9 million related to a litigation matter. Research and development expense increased primarily due to higher project costs, as well as higher personnel-related costs. The change in foreign currency exchange rates decreased operating expense growth by approximately 1%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Three Months Ended March 31,
Net Revenue (dollars in thousands)	2025	2024	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$806,267	$780,144	$26,123	3.3%	(1.2%)	—	4.5%
IDEXX VetLab consumables	344,779	316,929	27,850	8.8%	(1.7%)	—	10.5%
Rapid assay products	84,034	86,315	(2,281)	(2.6%)	(0.7%)	—	(1.9%)
Reference laboratory diagnostic and consulting services	344,406	344,338	68	—	(0.8%)	—	0.9%
CAG diagnostics services and accessories	33,048	32,562	486	1.5%	(1.5%)	—	3.0%
CAG Diagnostics capital - instruments	$31,994	$34,092	$(2,098)	(6.2%)	(1.5%)	—	(4.6%)
Veterinary software, services and diagnostic imaging systems:	$81,575	$75,049	$6,526	8.7%	(0.5%)	1.8%	7.5%
Recurring revenue	65,793	59,700	6,093	10.2%	(0.6%)	1.8%	9.0%
Systems and hardware	15,782	15,349	433	2.8%	(0.5%)	1.6%	1.6%
Net CAG revenue	$919,836	$889,285	$30,551	3.4%	(1.1%)	0.2%	4.4%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher realized prices and also due to higher volumes in IDEXX VetLab consumables, offsetting lower volumes in Rapid Assay and constraints from macroeconomic and sector headwinds. The comparative impact of equivalent business days in the quarter decreased overall revenue growth. The change in foreign currency exchange rates decreased CAG Diagnostics recurring revenue growth by 1.2%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher price realization and volume increases, supported by 9% growth in our active installed base of instruments, compared to March 31, 2024, growth in testing by new and existing customers, our expanded menu of available tests, as well as high customer retention rates. The change in foreign currency exchange rates decreased revenue growth by 1.7%.

The decrease in rapid assay revenue resulted primarily from lower volumes as a result of customers shifting pancreatic lipase testing to our Catalyst instrument platform, as well as lower clinical visits in the U.S., partially offset by higher price realization. The change in foreign currency exchange rates decreased revenue growth by 0.7%.

The increase in reference laboratory diagnostic and consulting services revenue was due to higher global price realization and, to a lesser extent, higher testing volumes. The change in foreign currency exchange rates decreased revenue growth by 0.8%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of growth in our active installed base of premium instruments. The change in foreign currency exchange rates decreased revenue growth by 1.5%.

CAG Diagnostics Capital – Instrument Revenue. The decrease in instrument revenue was primarily due to lower ProCyte One and Catalyst placements, partially offset by higher placements of SediVue Dx and our recently-launched IDEXX inVue Dx Analyzer. The change in foreign currency exchange rates decreased revenue growth by 1.5%.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in revenue was primarily due to higher subscription and support services volume from our expanded installed base and higher realized prices. The increase in our systems and hardware revenue was primarily due to higher diagnostic imaging system sales. The change in foreign currency exchange rates was not significant to revenue growth. Acquisitions increased revenue growth by 1.8%.

The following table presents the CAG segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$919,836		$889,285		$30,551	3.4%
Cost of revenue	345,013		343,049		1,964	0.6%
Gross profit	574,823	62.5%	546,236	61.4%	28,587	5.2%

Segment operating expenses:
Sales and marketing	142,912	15.5%	136,903	15.4%	6,009	4.4%
General and administrative	82,134	8.9%	81,803	9.2%	331	0.4%
Research and development	54,622	5.9%	47,834	5.4%	6,788	14.2%
Total segment operating expenses	279,668	30.4%	266,540	30.0%	13,128	4.9%
Segment income from operations	$295,155	32.1%	$279,696	31.5%	$15,459	5.5%

Gross Profit. Gross profit increased due to higher revenue and a 110 basis point increase in the gross profit margin. The increase in the gross profit margin increased primarily due to favorable business mix, benefiting from IDEXX VetLab consumable growth and instrument placement mix, as well as net price realization, offsetting inflationary cost impacts. The change in foreign currency exchange rates on the gross profit margin was not significant.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related, meeting and travel costs. General and administrative expense increased primarily due to higher personnel-related and information technology costs, offset by a reduction in accrued expense of approximately $9 million related to a litigation matter. Research and development expense increased primarily due to higher project costs, as well as higher personnel-related costs. The change in foreign currency exchange rates decreased operating expense growth by less than 1%.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$45,321		$43,071		$2,250	5.2%
Cost of revenue	13,248		12,574		674	5.4%
Gross profit	32,073	70.8%	30,497	70.8%	1,576	5.2%

Segment operating expenses:
Sales and marketing	6,042	13.3%	5,516	12.8%	526	9.5%
General and administrative	3,778	8.3%	4,307	10.0%	(529)	(12.3%)
Research and development	1,436	3.2%	1,244	2.9%	192	15.4%
Total segment operating expenses	11,256	24.8%	11,067	25.7%	189	1.7%
Segment income from operations	$20,817	45.9%	$19,430	45.1%	$1,387	7.1%

Revenue. The increase in revenue was due to higher realized prices and higher volumes. The increase in volumes was primarily from our Colilert test products and related accessories used in coliform and E. coli testing. The change in foreign currency exchange rates decreased revenue growth by 2.1%.

Gross Profit. Gross profit increased due to higher revenue. The overall change in foreign currency exchange rates increased the gross profit margin by approximately 40 basis points, including the impact of higher hedge gains during the current period compared to the prior period. Excluding the impact of foreign currency exchange rates, the decrease in the gross profit margin was due to higher product costs, partially offset by higher realized prices.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs, as well as higher travel and meeting costs. General and administrative expense decreased primarily due to lower personnel-related costs and lower bad debt expense. Research and development expense increased primarily due to higher personnel-related costs. The change in foreign currency exchange rates decreased in operating expense growth by approximately 2%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$28,596		$28,205		$391	1.4%
Cost of revenue	14,231		12,971		1,260	9.7%
Gross profit	14,365	50.2%	15,234	54.0%	(869)	(5.7%)

Segment operating expenses:
Sales and marketing	7,011	24.5%	6,739	23.9%	272	4.0%
General and administrative	4,374	15.3%	4,308	15.3%	66	1.5%
Research and development	2,855	10.0%	3,321	11.8%	(466)	(14.0%)
Total segment operating expenses	14,240	49.8%	14,368	50.9%	(128)	(0.9%)
Segment income from operations	$125	0.4%	$866	3.1%	$(741)	(85.6%)

Revenue. The increase in revenue was primarily due to higher realized prices and higher volumes in the Americas, partially offset by lower volumes in Europe, in part due to the timing of distributor orders. The change in foreign currency exchange rates decreased revenue growth by 2.8%.

Gross Profit. The decrease in gross profit was primarily due to a 380 basis point decrease in the gross profit margin, partially offset by higher revenue. The decrease in the gross profit margin was primarily due to higher product costs, partially offset by higher realized prices. The change in foreign currency exchange rates increased the gross profit margin by approximately 100 basis points, including the impact of higher hedge gains during the current period compared to the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs. General and administrative expense increased primarily due to higher personnel-related and information technology costs. Research and development expense decreased primarily due to lower personnel-related costs. The change in foreign currency exchange rates decreased operating expense growth by approximately 2%.

Other

The following table presents the Other results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$4,674		$3,534		$1,140	32.3%
Cost of revenue	2,556		2,431		125	5.1%
Gross profit	2,118	45.3%	1,103	31.2%	1,015	92.0%

Segment operating expenses:
Sales and marketing	258	5.5%	295	8.3%	(37)	(12.5%)
General and administrative	1,275	27.3%	1,606	45.4%	(331)	(20.6%)
Research and development	148	3.2%	236	6.7%	(88)	(37.3%)
Total segment operating expenses	1,681	36.0%	2,137	60.5%	(456)	(21.3%)
Segment income from operations	$437	9.3%	$(1,034)	(29.3%)	$1,471	(142.3%)

Revenue. The increase in revenue was primarily due to higher volumes of our OPTI Medical consumables and instruments and, to a lesser extent, higher realized prices.

Gross Profit. Gross profit increased due to higher revenues and a 1,410 basis point increase in the gross profit margin. The increase in the gross profit margin was largely due to lower product costs and higher consumable volumes. The change in foreign currency exchange rates did not have a significant impact on the gross profit margin.

Segment Operating Expenses. Sales and marketing expense decreased due to lower travel costs. General and administrative expense decreased primarily due to lower foreign currency transaction losses compared to the prior year. Foreign exchange gains and losses on settlements for all operating segments are reported within our Other segment. Research and development expense decreased due to lower personnel-related costs.

Non-Operating Items

Interest Expense and Income. Interest expense was $7.7 million for the three months ended March 31, 2025, compared to $7.9 million for the same period during the prior year. Interest income was $1.2 million for the three months ended March 31, 2025, compared to $4.4 million for the same period during the prior year. The decrease in interest income is primarily due to a decrease in money market investments, compared to the same period during the prior year.

Provision for Income Taxes. Our effective income tax rate was 21.7% for the three months ended March 31, 2025, compared to 20.3% for the three months ended March 31, 2024. The increase in our effective tax rate was primarily due to lower tax benefits related to share-based compensation.

Liquidity and Capital Resources

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. We generate cash primarily through the payments made by customers for our companion animal veterinary, livestock, poultry, dairy, and water products and services, consulting services, and other various systems and services. Our cash disbursements are primarily related to compensation and benefits for our employees, inventory and supplies, repurchases of our common stock, taxes, research and development, capital expenditures, rents, occupancy-related charges, interest expense, and business acquisitions. Working capital totaled $181.4 million as of March 31, 2025, compared to $332.0 million as of December 31, 2024. The change in working capital is primarily due to higher cash balances and lower borrowings outstanding on the Credit Facility in the prior year. As of March 31, 2025, we had $164.0 million of cash and cash equivalents, compared to $288.3 million as of December 31, 2024. As of March 31, 2025, we had a remaining borrowing availability of $928.6 million under our $1.25 billion Credit Facility, with $319.5 million in outstanding borrowings under the Credit Facility. As of December 31, 2024, we had $250.0 million in outstanding borrowings under the Credit Facility. The general availability of funds under our Credit Facility is reduced by $1.9 million for outstanding letters of credit. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example, to fund significant discretionary activities, we could elect to raise capital in the U.S. through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and cash equivalents are generally available without restrictions to fund ordinary business operations outside the U.S.
The following table presents cash and cash equivalents held domestically and by our foreign subsidiaries:

Cash and cash equivalents (dollars in thousands)	March 31, 2025	December 31, 2024

U.S.	$5,755	$145,118
Foreign	158,215	143,148
Total	$163,970	$288,266

Total cash and cash equivalents held in U.S. dollars by our foreign subsidiaries	$13,719	$10,623
The cash and cash equivalents of $164.0 million held as of March 31, 2025, were held as bank deposits. As of December 31, 2024, of the $288.3 million of cash and cash equivalents held, $148.7 million was held as bank deposits and $139.6 million was held in a U.S. government money market fund. Our bank deposits are held at a diversified group of institutions, primarily systemically important banks. Cash and cash equivalents as of March 31, 2025, included approximately $1.0 million in cash denominated in non-U.S. currencies held in a country with currency control restrictions, which limit our ability to transfer funds outside of the country in which they are held without incurring costs.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023

Days sales outstanding (1)	45.7	47.1	48.9	47.3	45.7	46.1
Inventory turns (2)	1.3	1.3	1.3	1.4	1.3	1.3

(1)     Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.
(2)     Inventory turns are calculated as the ratio of our inventory-related cost of revenue for the quarter multiplied by four, divided by the average inventory balances at the beginning and end of each quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Three Months Ended March 31,
(dollars in thousands)	2025	2024	Change

Net cash provided by operating activities	$237,962	$198,585	$39,377
Net cash used by investing activities	(29,610)	(106,944)	77,334
Net cash used by financing activities	(330,321)	(144,074)	(186,247)
Net effect of changes in exchange rates on cash	(2,327)	(4,066)	1,739
Net change in cash and cash equivalents	$(124,296)	$(56,499)	$(67,797)

Operating Activities. Cash provided by operating activities during the three months ended March 31, 2025, was $238.0 million, which was a net increase in operating cash flow of $39.4 million, compared to the same period during the prior year. Cash was provided from net income of $242.7 million, adjusted for net non-cash items of $56.0 million, partially offset by a net decrease by changes in operating assets and liabilities of $60.7 million. The following table presents cash flow impacts from changes in operating assets and liabilities, excluding the effects of foreign exchange rate fluctuations:

	For the Three Months Ended March 31,
(dollars in thousands)	2025	2024	Change

Accounts receivable	$(45,240)	$(53,841)	$8,601
Inventories	2,163	(2,412)	4,575
Other assets and liabilities	(10,325)	(21,416)	11,091
Accounts payable	(8,123)	(4,450)	(3,673)
Deferred revenue	838	703	135
Total change in cash due to changes in operating assets and liabilities	$(60,687)	$(81,416)	$20,729

Cash used by changes in operating assets and liabilities during the three months ended March 31, 2025, decreased $20.7 million, compared to the same period during the prior year. The $11.1 million decrease in cash used for other assets and liabilities was primarily due to lower annual employee incentive program payments in the current period, compared to the same period in the prior year, and higher current period operating expenses that were prepaid in previous periods. The decrease in cash used by accounts receivable was primarily due to a decrease in the comparative growth in outstanding accounts receivable balances largely due to improved collection efficiency compared to the prior-year period, and to lower comparative changes in revenue between sequential quarterly periods. Cash provided by inventories increased due to higher increases in accrued payables during the current period compared to the same period in the prior year.

We have historically experienced proportionately lower net cash flows from operating activities during the first quarter and proportionately higher cash flows from operating activities for the remainder of the year driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

On April 17, 2025, we paid approximately $80 million, which was fully accrued as of March 31, 2025, to satisfy the judgment in a litigation matter related to an expired patent license agreement, concluding this matter. Refer to Note 16 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Investing Activities. Cash used by investing activities was $29.6 million during the three months ended March 31, 2025, compared to $106.9 million for the same period during the prior year. The decrease in cash used by investing activities was primarily due to the acquisition of a software business during the prior-year period.

Our total capital expenditure plan for 2025 is estimated to be approximately $160.0 million, which includes capital investments in manufacturing and operations facilities to support growth and efficiencies, as well as investments in customer-facing software development.

Financing Activities. Cash used by financing activities was $330.3 million during the three months ended March 31, 2025, compared to $144.1 million used for the same period during the prior year. The increase in cash used was primarily due to $400.9 million of repurchases of our common stock during the current year, compared to $154.8 million of repurchases during the prior year. This increase in cash used by financing was partially offset by $69.5 million net borrowings under our Credit Facility during the current year, compared to no activity under our Credit Facility during the prior-year period.

We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders, and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing and deployment activities, as well as share price and prevailing interest rates, and are subject to market conditions. Refer to Note 12 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

As of March 31, 2025, we had $319.5 million in outstanding borrowings under the Credit Facility. The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test.

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

Should we elect to prepay any of our senior notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Senior Note Agreements. Additionally, in the event of a change in control of the Company or upon the disposition of certain assets of the Company, the proceeds of which are not reinvested (as defined in the Senior Note Agreements), we may be required to prepay all or a portion of the senior notes. The obligations under the senior notes may be accelerated upon the occurrence of an event of default under the applicable Senior Note Agreements, each of which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under ERISA, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness, and a change of control default. The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test.

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

Financial Covenant. The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, non-recurring transaction expenses incurred in connection with acquisitions, share-based compensation expense, and certain other non-cash losses and charges (“Adjusted EBITDA”), as defined in the Senior Note Agreement and Credit Facility, not to exceed 3.5-to-1. As of March 31, 2025, we were in compliance with such covenant. The following details our consolidated leverage ratio calculation:

(dollars in thousands)	Twelve Months Ended
Trailing 12 Months Adjusted EBITDA:	March 31, 2025

Net income attributable to stockholders	$894,965
Interest expense	30,960
Provision for income taxes	229,471
Depreciation and amortization	134,095
Acquisition-related expense	—
Share-based compensation expense	60,510
Extraordinary and other non-recurring non-cash charges	—
Adjusted EBITDA	$1,350,001

Debt to Adjusted EBITDA Ratio:	March 31, 2025

Line of Credit	$319,500
Current and long-term portions of long-term debt	620,728
Total debt	940,228
Acquisition-related contingent consideration payable	2,587
Deferred financing costs	212
Gross debt	$943,027
Gross debt to Adjusted EBITDA ratio	0.70

Less: Cash and cash equivalents	$163,970
Net debt	$779,057
Net debt to Adjusted EBITDA ratio	0.58

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies, and guarantees as of March 31, 2025, are described in Note 16 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, refer to the section under the heading “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2024 Annual Report. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the market risks described in our 2024 Annual Report, except for the impact of foreign exchange rates, as discussed below.

Foreign Currency Exchange Impacts. Our foreign currency exchange impacts on operating results are comprised of three components: 1) local currency revenues and expenses; 2) the impact of hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary.

Approximately 22% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies for the three months ended March 31, 2025, compared to approximately 21% for the three months ended March 31, 2024. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated costs and expenses and foreign currency denominated supply contracts partially offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. dollar denominated revenues.

The following table presents the estimated foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share for the current period compared to the respective prior-year period:

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024

Revenue (decrease) increase	$(12,253)	$247

Operating profit (decrease) increase, excluding hedge activity and exchange impacts of foreign currency transactions	$(7,285)	$173
Hedge gains - current period	3,745	810
Foreign currency transaction (losses) - current period	(671)	(933)
Operating profit (decrease) increase - current period	$(4,211)	$50

Hedge gains - prior period	(810)	(335)
Foreign currency transaction losses - prior period	933	82
Operating profit (decrease) - compared to prior period	$(4,088)	$(203)

Diluted earnings per share (decrease) - compared to prior period	$(0.04)	$—
At our current foreign exchange rate assumptions, we anticipate year-over-year changes for the remainder of the year will decrease our revenues by approximately $26 million, and reduce operating profit and diluted earnings per share by approximately $6 million and $0.06 per share, respectively. These unfavorable currency impacts to our operating profit and diluted earnings per share include net year-over-year impacts of foreign currency hedging activity, which is expected to increase our total operating profit by approximately $6 million and $0.06 per share for the remainder of the year ending December 31, 2025. These estimates assume that the value of the U.S. dollar will reflect the euro at $1.08, the British pound at $1.25, the Canadian dollar at $0.69, and the Australian dollar at $0.59; and the Japanese yen at ¥148, the Chinese renminbi at RMB 7.35, and the Brazilian real at R$6.18 relative to the U.S. dollar for the remainder of 2025. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations.

Based on projected revenues and expenses for the remainder of 2025, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1% strengthening of the U.S. dollar would reduce revenue by approximately $11 million and operating income by approximately $4 million, net of hedge positions.

Interest Rate Risk. We entered into an interest rate swap to manage the effect of variable interest obligations on amounts borrowed under the terms of the Credit Facility. Beginning on March 31, 2023, the variable interest rate associated with $250.0 million of borrowings outstanding under the Credit Facility became effectively fixed at 3.9%, plus the applicable credit spread, through October 20, 2025. Borrowings outstanding under the Credit Facility at March 31, 2025, were $319.5 million. We have designated the interest rate swap as a cash flow hedge. For more information regarding our interest rate swap, refer to “Part I, Item 1. Financial Statements, Note 19. Hedging Instruments.”

Effects of Inflation. We expect to continue to face higher costs for labor, commodities, energy, and transportation, as well as increased prices from suppliers, due to inflationary pressures and changes in tariff and trade policies. We may not be able to offset these higher costs through productivity initiatives and price increases, which may materially and adversely affect our business, results of operations, and financial condition. Any price increases we may impose may lead to declines in sales volume or loss of business, if competitors do not similarly adjust their prices, or customers refuse to purchase at the higher prices.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I. Item 1A. Risk Factors” in our 2024 Annual Report, which could materially affect our business, financial condition, or future results. There have been no material changes from the risk factors previously disclosed in the 2024 Annual Report. The risks described in our 2024 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (3) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

January 1 to January 31, 2025	177,300		$428.42	177,300	5,956,246
February 1 to February 28, 2025	338,369		$460.01	324,600	5,631,646
March 1 to March 31, 2025	428,907		$428.36	428,900	5,202,746
Total	944,576	(2)		930,800	5,202,746

(1)As of December 31, 2024, our Board of Directors had approved the repurchase of up to 78 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program, which amount includes the approval of an additional 5 million shares on December 3, 2024. The initial program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program has been increased by the Board of Directors on numerous occasions. There is no specified expiration date for this repurchase program and it may be suspended or discontinued at any time. There were no other repurchase programs outstanding during the three months ended March 31, 2025, and no share repurchase programs expired during the period.

(2)During the three months ended March 31, 2025, we received 13,776 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

(3)Includes the nondeductible 1% excise tax for shares repurchased in the open market.

Refer to Note 12 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Item 5. Other Information

Rule 10b5-1 Trading Plan Elections

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933).

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
X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)				X

Interactive data file

101	The following financial and related information from IDEXX Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL, and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Andrew Emerson
Date: May 1, 2025	Andrew Emerson
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)