Form 10-Q
period 2025-06-30
IDEXX LABORATORIES INC /DE
filed 2025-08-04
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 80,004,694 on July 29, 2025.

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
Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION
Item 1.  Financial Statements
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current Assets:
Cash and cash equivalents	$164,594	$288,266
Accounts receivable, net	560,563	473,575
Inventories	392,584	381,877
Other current assets	244,616	256,179
Total current assets	1,362,357	1,399,897
Long-Term Assets:
Property and equipment, net	739,677	713,123
Operating lease right-of-use assets	129,778	116,129
Goodwill	414,488	405,100
Intangible assets, net	103,729	111,676
Other long-term assets	580,765	547,518
Total long-term assets	1,968,437	1,893,546
TOTAL ASSETS	$3,330,794	$3,293,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$116,585	$114,211
Accrued liabilities	416,977	502,119
Credit facility	579,000	250,000
Current portion of long-term debt	74,994	167,787
Current portion of deferred revenue	36,324	33,799
Total current liabilities	1,223,880	1,067,916
Long-Term Liabilities:
Deferred income tax liabilities	2,088	11,312
Long-term debt, net of current portion	449,812	449,786
Deferred revenue, net of current portion	31,762	26,939
Operating lease liabilities, net of current portion	107,637	97,836
Other long-term liabilities	56,788	44,341
Total long-term liabilities	648,087	630,214
Total liabilities	1,871,967	1,698,130

Commitments, Contingencies and Guarantees (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 108,041 shares in 2025 and 107,836 shares in 2024; Outstanding: 80,150 shares in 2025 and 81,604 shares in 2024	10,804	10,784
Additional paid-in capital	1,727,410	1,673,863
Deferred stock units: Outstanding: 60 units in 2025 and 60 units in 2024	6,229	5,885
Retained earnings	5,869,104	5,332,438
Accumulated other comprehensive loss	(76,950)	(93,645)
Treasury stock, at cost: 27,891 shares in 2025 and 26,232 shares in 2024	(6,077,770)	(5,334,012)
Total stockholders’ equity	1,458,827	1,595,313
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,330,794	$3,293,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenue:
Product revenue	$657,561	$577,272	$1,230,612	$1,120,321
Service revenue	451,896	426,306	877,272	847,352
Total revenue	1,109,457	1,003,578	2,107,884	1,967,673
Cost of Revenue:
Cost of product revenue	205,146	180,642	380,678	357,412
Cost of service revenue	209,579	203,777	409,095	398,032
Total cost of revenue	414,725	384,419	789,773	755,444
Gross profit	694,732	619,159	1,318,111	1,212,229
Expenses:
Sales and marketing	161,107	142,665	317,330	292,118
General and administrative	98,681	157,243	190,242	249,267
Research and development	61,898	55,450	120,959	108,085
Total operating expense	321,686	355,358	628,531	649,470
Income from operations	373,046	263,801	689,580	562,759
Interest expense	(11,321)	(8,099)	(18,987)	(16,010)
Interest income	627	3,354	1,843	7,786
Income before provision for income taxes	362,352	259,056	672,436	554,535
Provision for income taxes	68,363	55,758	135,770	115,658
Net income	$293,989	$203,298	$536,666	$438,877

Earnings per Share:
Basic	$3.66	$2.46	$6.64	$5.30
Diluted	$3.63	$2.44	$6.59	$5.24
Weighted Average Shares Outstanding:
Basic	80,413	82,630	80,864	82,863
Diluted	80,994	83,393	81,465	83,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$293,989	$203,298	$536,666	$438,877
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	43,048	(7,885)	61,149	(27,658)
Reclassification adjustment for defined benefit plans included in net income, net of tax of $24 and $46 in 2025 and $10 and 29 in 2024	131	53	247	147
Unrealized gain (loss) on Euro-denominated notes, net of tax expense (benefit) of $(2,380) and $(2,511) in 2025 and $224 and $729 in 2024	(5,952)	718	(8,958)	2,336
Unrealized gain on investments, net of tax expense of $0 in 2024	—	—	—	1
Reclassification adjustment on investments included in net income, net of tax expense of $0 and $51 in 2024	—	—	—	163
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on foreign currency exchange contracts, net of tax expense (benefit) of $(5,194) and $(7,767) in 2025 and $844 and $3,096 in 2024	(14,456)	2,298	(19,609)	8,146
Unrealized gain (loss) on cross currency swaps, net of tax expense (benefit) of $(3,253) and $(4,378) in 2025 and $417 and $1,055 in 2024	(10,442)	1,335	(14,047)	3,384
Unrealized gain (loss) on interest rate swap, net of tax expense (benefit) of $55 and $73 in 2025 and $214 and $870 in 2024	175	684	234	2,790
Reclassification adjustments for (gain) loss included in net income, net of tax (expense) benefit of $206 and $(905) in 2025 and $(713) and $(1,183) in 2024	637	(1,987)	(2,321)	(3,284)
Unrealized gain (loss) on derivative instruments	(24,086)	2,330	(35,743)	11,036
Other comprehensive income (loss), net of tax	13,141	(4,784)	16,695	(13,975)
Comprehensive income	$307,130	$198,514	$553,361	$424,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2024	107,836	$10,784	$1,673,863	$5,885	$5,332,438	$(93,645)	$(5,334,012)	$1,595,313
Net income	—	—	—	—	242,677	—	—	242,677
Other comprehensive loss, net	—	—	—	—	—	3,554	—	3,554
Repurchases of common stock, net	—	—	—	—	—	—	(415,260)	(415,260)
Common stock issued for share-based compensation plans, including excess tax benefit	80	8	7,135	(29)	—	—	—	7,114
Share-based compensation cost	—	—	14,615	—	—	—	—	14,615
Balance March 31, 2025	107,916	$10,792	$1,695,613	$5,856	$5,575,115	$(90,091)	$(5,749,272)	$1,448,013
Net income	—	—	—	—	293,989	—	—	293,989
Other comprehensive loss, net	—	—	—	—	—	13,141	—	13,141
Repurchases of common stock, net	—	—	—	—	—	—	(328,498)	(328,498)
Common stock issued for share-based compensation plans, including excess tax benefit	125	12	16,943	373	—	—	—	17,328
Share-based compensation cost	—	—	14,854	—	—	—	—	14,854
Balance June 30, 2025	108,041	$10,804	$1,727,410	$6,229	$5,869,104	$(76,950)	$(6,077,770)	$1,458,827

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2023	107,506	$10,751	$1,569,565	$5,530	$4,444,571	$(71,206)	$(4,474,681)	$1,484,530
Net income	—	—	—	—	235,579	—	—	235,579
Other comprehensive income, net	—	—	—	—	—	(9,191)	—	(9,191)
Repurchases of common stock, net	—	—	—	—	—	—	(177,192)	(177,192)
Common stock issued for share-based compensation plans, including excess tax benefit	161	16	20,792	(28)	—	—	—	20,780
Share-based compensation cost	—	—	14,392	8	—	—	—	14,400
Balance March 31, 2024	107,667	$10,767	$1,604,749	$5,510	$4,680,150	$(80,397)	$(4,651,873)	$1,568,906
Net income	—	—	—	—	203,298	—	—	203,298
Other comprehensive income, net	—	—	—	—	—	(4,784)	—	(4,784)
Repurchases of common stock, net	—	—	—	—	—	—	(208,246)	(208,246)
Common stock issued for share-based compensation plans, including excess tax benefit	19	2	4,983	375	—	—	—	5,360
Share-based compensation cost	—	—	15,719	—	—	—	—	15,719
Balance June 30, 2024	107,686	$10,769	$1,625,451	$5,885	$4,883,448	$(85,181)	$(4,860,119)	$1,580,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024

Cash Flows from Operating Activities:
Net income	$536,666	$438,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,835	62,097
Impairment charge	—	250
Provision for credit losses	4,360	3,743
Deferred income taxes	6,427	(22,021)
Share-based compensation expense	29,469	30,119
Other	1,491	967
Changes in assets and liabilities:
Accounts receivable	(74,889)	(82,981)
Inventories	(4,081)	(6,213)
Other assets and liabilities	(139,906)	18,783
Accounts payable	(12,113)	3,802
Deferred revenue	6,446	(526)
Net cash provided by operating activities	423,705	446,897
Cash Flows from Investing Activities:
Purchases of property and equipment	(64,128)	(63,578)
Acquisition of a business	—	(77,000)
Proceeds from net investment hedges	890	727
Net cash used by investing activities	(63,238)	(139,851)
Cash Flows from Financing Activities:
Borrowings under credit facility, net	329,000	—
Payments of senior notes	(103,386)	—
Repurchases of common stock	(738,995)	(370,285)
Proceeds from exercises of stock options and employee stock purchase plans	24,523	26,241
Shares withheld for statutory tax withholding payments on restricted stock	(7,094)	(10,268)
Net cash used by financing activities	(495,952)	(354,312)
Net effect of changes in exchange rates on cash	11,813	(5,076)
Net decrease in cash and cash equivalents	(123,672)	(52,342)
Cash and cash equivalents at beginning of period	288,266	453,932
Cash and cash equivalents at end of period	$164,594	$401,590

Supplemental Cash Flow Information:
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$8,460	$8,322

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The condensed consolidated balance sheet data as of December 31, 2024, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, (the “2024 Annual Report”).

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

NOTE 2.    ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2025, are consistent with those discussed in “Note 2. Summary of Significant Accounting Policies” to the consolidated financial statements in our 2024 Annual Report, and as updated below.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of income tax rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024, and may be applied either prospectively or retrospectively. We are currently evaluating ASU 2023-09 to determine its impact on our consolidated financial statements.

NOTE 3.    REVENUE

Revenues by Product and Service Categories and by Principal Geographic Areas

We present disaggregated revenue for our CAG segment based on major product and service categories. Our Water and LPD segments are comprised of a single major product category.

The following table presents revenue by major product and service categories:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
CAG segment revenue:
CAG Diagnostics recurring revenue:	$877,995	$808,454	$1,684,262	$1,588,598
IDEXX VetLab consumables	375,112	325,348	719,891	642,277
Rapid assay products	100,240	103,290	184,274	189,605
Reference laboratory diagnostic and consulting services	367,694	347,373	712,100	691,711
CAG Diagnostics services and accessories	34,949	32,443	67,997	65,005

CAG Diagnostics capital - instruments	$58,600	$35,292	$90,594	$69,384

Veterinary software, services and diagnostic imaging systems:	$85,848	$78,552	$167,423	$153,601
Recurring revenue	68,954	63,117	134,747	122,817
Systems and hardware	16,894	15,435	32,676	30,784
CAG segment revenue	$1,022,443	$922,298	$1,942,279	$1,811,583

Water segment revenue	51,001	46,726	96,322	89,797
LPD segment revenue	31,762	30,306	60,358	58,511
Other segment revenue	4,251	4,248	8,925	7,782

Total revenue	$1,109,457	$1,003,578	$2,107,884	$1,967,673

The following table presents revenue by principal geographic area, based on customers’ domiciles:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
United States	$717,869	$660,146	$1,372,730	$1,291,155
Europe, the Middle East and Africa	233,271	200,689	437,818	400,520
Asia Pacific Region	89,298	80,435	171,031	156,739
Canada	46,691	40,992	83,991	77,703
Latin America & Caribbean	22,328	21,316	42,314	41,556
Total revenue	$1,109,457	$1,003,578	$2,107,884	$1,967,673

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

We allocate revenue to each performance obligation in proportion to the relative standalone selling prices, and recognize revenue when control of the related goods or services is transferred for each obligation. We utilize the observable standalone selling price when available, which represents the price charged for the promised product or service when sold separately. When standalone selling prices for our products or services are not directly observable, we determine the standalone selling prices using relevant information available and apply suitable estimation methods including, but not limited to, the cost plus a margin approach. We recognize revenue as each performance obligation is satisfied, either at a point in time or over time. We do not disclose information about remaining performance obligations that are part of arrangements with an original expected duration of one year or less.

The following customer arrangements represent our most significant customer contracts that contain multiple performance obligations:

    Customer Commitment Arrangements. We offer customers incentives upon entering into multi-year arrangements to purchase minimum annual amounts of products and services.

Free or Discounted Instruments and Systems. Many of our customer commitment arrangements, such as our IDEXX 360 program, provide customers with free or discounted instruments or systems upon entering into multi-year arrangements to purchase minimum annual amounts of products and services. We allocate total consideration, including future committed purchases and expected price adjustments, based on relative standalone selling prices to identified performance obligations and recognize instrument revenue and cost at the time of installation and customer acceptance in advance of billing the customer, which is also when the customer obtains control of the instrument based on legal title transfer. Our right to future consideration related to instrument revenue is recorded as a contract asset within other current and long-term assets. The contract asset is reclassified to accounts receivable when customers are billed for products and services over the term of the arrangement. We have determined that these arrangements do not include a significant financing component.

On December 31, 2024, our contract assets were $246.3 million, of which approximately $13.0 million and $32.2 million were reclassified to accounts receivable when customers were billed for related products and services during the three and six months ended June 30, 2025, respectively. Furthermore, as a result of new placements under commitment arrangements, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our contract assets were $274.8 million as of June 30, 2025. We monitor customer purchases over the term of their arrangement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the three and six months ended June 30, 2025, were not material.

Up-Front Consideration Paid to Customers. We provide customers with incentives in the form of IDEXX Points upon entering into multi-year arrangements to purchase minimum annual amounts of future products and services. If a customer breaches their agreement, they are required to refund all or a portion of the up-front consideration, or make other repayments, remedial actions, or both. Up-front incentives to customers in the form of IDEXX Points or, from time to time, cash, are not made in exchange for distinct goods or services and are capitalized as consideration paid to customers within other current and long-term assets, which are subsequently recognized as a reduction to revenue over the term of the customer arrangement. If these up-front incentives are subsequently utilized to purchase instruments, we allocate total consideration, including future committed purchases less up-front incentives and estimates of expected price adjustments, based on relative standalone selling prices, to identified performance obligations, and recognize instrument revenue and cost at the time of installation and customer acceptance. To the extent invoiced instrument revenue exceeds recognized instrument revenue, we record deferred revenue as a contract liability, which is subsequently recognized upon the purchase of products and services over the term of the contract. We have determined these arrangements do not include a significant financing component.

On December 31, 2024, our capitalized consideration paid to customers was $196.6 million, of which approximately $15.8 million and $32.3 million were recognized as a reduction of revenue during the three and six months ended June 30, 2025, respectively. Furthermore, as a result of new payments to customers, net of subsequent recognition, our capitalized consideration paid to customers was $217.7 million as of June 30, 2025. We monitor customer purchases over the term of their arrangement to assess the realizability of our capitalized consideration paid to customers and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the three and six months ended June 30, 2025, were not material.

Rebate Arrangements. Our rebate arrangements provide customers the opportunity to earn future rebates based on the volume of products and services they purchase over the term of the arrangement. Rebate incentives are typically offered in multi-year arrangements that include customer commitments to purchase minimum annual amounts of products and services, or, to a lesser extent, are sometimes offered without future purchase commitments. We account for the customer’s right to earn rebates on future purchases as a separate performance obligation and determine the standalone selling price based on an estimate of rebates the customer will earn over the term of the arrangement. Total consideration allocated to identified performance obligations is limited to goods and services that the customer is presently obligated to purchase and does not include estimates of future purchases that are optional. We allocate total consideration to identified performance obligations, including the customer’s right to earn rebates on future purchases, which is deferred and subsequently recognized upon the purchase of products and services.

On December 31, 2024, our deferred revenue related to rebate and up-front consideration arrangements was $30.0 million, of which approximately $2.6 million and $5.4 million were recognized when customers purchased eligible products and services during the three and six months ended June 30, 2025, respectively. Furthermore, as a result of new customer purchases under rebate and up-front consideration arrangements, net of subsequent recognition, our deferred revenue was $35.1 million as of June 30, 2025, of which approximately 16%, 28%, 23%, 16%, and 17% are expected to be recognized during the remainder of 2025, the full years 2026, 2027, 2028, and thereafter, respectively.

For our customer commitment arrangements, we estimate future revenues related to multi-year arrangements to be approximately $4.7 billion, of which approximately 14%, 26%, 23%, 19%, and 18% are expected to be recognized during the remainder of 2025, the full years 2026, 2027, 2028, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to future purchases, net of the expected revenue reductions from consideration paid to customers and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

Instrument Rental Arrangements. Revenues from instrument rental and reagent rental arrangements are recognized either as operating leases on a ratable basis over the term of the arrangement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental arrangements in equal monthly amounts over the term of the rental arrangement. For some arrangements, customers are provided with the right to purchase the instrument at the end of the lease term. Our reagent rental arrangements provide customers the right to use our instruments upon entering into multi-year arrangements to purchase minimum annual amounts of consumables. These types of arrangements include an embedded lease for the right to use our instrument, and we determine the amount of lease revenue allocated to the instrument based on relative standalone selling prices. Lease revenues are presented in product revenue on our consolidated income statement. Lease revenues were approximately $3.7 million and $7.0 million for the three and six months ended June 30, 2025, respectively, compared to $3.3 million and $7.2 million and for the three and six months ended June 30, 2024, respectively, including both operating leases and sales-type leases.

Sales-type Reagent Rental Arrangements. Our reagent rental arrangements that effectively transfer control of instruments to our customers are classified as sales-type leases, and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is reclassified to accounts receivable when customers are billed for products and services over the term of the arrangement. On December 31, 2024, our lease receivable assets were $19.0 million, of which approximately $1.3 million and $2.7 million were reclassified to accounts receivable when customers were billed for related products and services during the three and six months ended June 30, 2025, respectively. Furthermore, as a result of new placements under sales-type reagent rental arrangements, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $18.6 million as of June 30, 2025. The impacts of discounting and unearned income as of June 30, 2025, were not material. Profit and loss recognized at the commencement date and interest income during the three and six months ended June 30, 2025, were not material. We monitor customer purchases over the term of their arrangement to assess the realizability of our lease receivable assets. Impairments during the three and six months ended June 30, 2025, were not material.

Operating-type Reagent Rental Arrangements. Our reagent rental arrangements that do not effectively transfer control of instruments to our customers are classified as operating leases, and we recognize instrument revenue and costs ratably over the term of the arrangement. The cost of the instrument is capitalized within property and equipment. During the three and six months ended June 30, 2025, we transferred instruments of $2.8 million and $6.1 million, respectively, compared to $3.2 million and $6.6 million during the three and six months ended June 30, 2024, respectively, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental arrangements of approximately $72.3 million, of which approximately 14%, 26%, 22%, 19%, and 19% are expected to be recognized during the remainder of 2025, and the full years 2026, 2027, 2028, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of expected price adjustments, and as a result, may be lower than stated contractual commitments by our customers.

Deferred Extended Warranties and Post-Contract Support Revenue

On December 31, 2024, our deferred revenue related to extended warranties and post-contract support was $25.2 million, of which approximately $1.4 million and $17.4 million were recognized during the three and six months ended June 30, 2025, respectively. Furthermore, as a result of new arrangements, our deferred revenue related to extended warranties and post-contract support was $26.3 million at June 30, 2025. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less, and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $9.1 million at June 30, 2025, of which approximately 22%, 37%, 23%, 11%, and 7% are expected to be recognized during the remainder of 2025, and the full years 2026, 2027, 2028, and thereafter, respectively. We have determined these arrangements do not include a significant financing component.

Costs to Obtain a Contract

On December 31, 2024, our deferred commission costs, included within other current and long-term assets, were $22.0 million, of which approximately $1.8 million and $3.6 million of commission expense were recognized during the three and six months ended June 30, 2025, respectively. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $21.5 million at June 30, 2025. Impairments of deferred commission costs during the three and six months ended June 30, 2025, were not material.

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

Business Combinations

During the first quarter of 2024, we acquired the assets of a privately-owned software and data platform business based in the U.S. that extended our practice management system cloud-native workflow and delivers strategic data solutions to our customers and their clients, for approximately $81.1 million, including a contingent payment valued at $4.4 million at the time of purchase. The fair values and the lives of the assets and liabilities acquired were as follows: completed technology of $17.1 million, with a life of 6 years; customer relationship intangibles of $12.5 million, with a life of 10 years; a non-compete agreement of $4.7 million, with a life of 5 years; and a trademark of $0.7 million, with a life of 10 years. We also recognized goodwill of $45.8 million, which represents synergies with our software business, and $0.3 million of net tangible assets, including accounts receivable. Goodwill related to this acquisition is expected to be deductible for tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our CAG segment since the acquisition date. The acquisition expenses were not significant.

NOTE 5.    SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units, performance-based restricted stock units, and employee stock purchase rights awarded during the three and six months ended June 30, 2025, totaled $3.4 million and $68.2 million, respectively, compared to $4.6 million and $70.2 million for the three and six months ended June 30, 2024, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding as of June 30, 2025, was $94.7 million, which will be recognized over a weighted average period of approximately 1.7 years. During the three and six months ended June 30, 2025, we recognized share-based compensation expenses of $14.9 million and $29.5 million, respectively, compared to $15.7 million and $30.1 million for the three and six months ended June 30, 2024, respectively.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Six Months Ended June 30,
	2025	2024

Expected stock price volatility	33%	32%
Expected term, in years	7.3	7.0
Risk-free interest rate	4.5%	4.3%
Weighted average fair value of options granted	$206.58	$239.64
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

Accounts Receivable

The allowance for credit losses associated with accounts receivable was $12.2 million and $12.6 million as of June 30, 2025, and December 31, 2024, respectively. The amount of accounts receivable reflected on the balance sheet is net of this allowance. Based on an aging analysis, as of June 30, 2025, approximately 88% of our accounts receivable had not yet reached the invoice due date, and approximately 12% were considered past due. As of December 31, 2024, approximately 85% of our accounts receivable had not yet reached the invoice due date, and approximately 15% were considered past due.

Contract Assets and Lease Receivables

The allowance for credit losses associated with contract assets and lease receivables was $7.6 million and $6.8 million as of June 30, 2025, and December 31, 2024, respectively. The assets reflected on the balance sheet are net of these allowances.
NOTE 7.    INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The components of inventories were as follows:

(in thousands)	June 30, 2025	December 31, 2024

Raw materials	$104,061	$104,195
Work-in-process	35,111	31,907
Finished goods	253,412	245,775
Inventories	$392,584	$381,877
NOTE 8.    LEASE COMMITMENTS

Maturities of operating lease liabilities were as follows:

(in thousands)	June 30, 2025

2025 (remainder of year)	$14,493
2026	32,735
2027	27,271
2028	21,004
2029	16,903
Thereafter	42,678
Total lease payments	155,084
Less imputed interest	(21,619)
Total operating lease liabilities (current and long-term)	$133,465

Supplemental cash flow information for leases was as follows:

(in thousands)	For the Six Months Ended June 30,
	2025	2024

Cash paid for amounts included in the measurement of operating lease liabilities	$16,125	$13,700
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations (1)	$22,602	$17,137

(1) Additions for the six months ended June 30, 2024, include $1.0 million of right-of-use assets obtained in connection with a business acquisition in the first quarter of 2024.

NOTE 9.    OTHER CURRENT AND LONG-TERM ASSETS

Other Current Assets

Other current assets consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024

Contract assets, net (1)	$67,908	$60,751
Consideration paid to customers	66,690	61,653
Prepaid expenses	46,221	58,626
Taxes receivable	34,995	26,990
Other assets	28,802	48,159
Total other current assets	$244,616	$256,179

(1) Contract assets, net, are net of allowances for credit losses. Refer to "Note 6. Credit Losses."

Other Long-Term Assets

Other long-term assets consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024

Contract assets, net (1)	$206,881	$185,506
Consideration paid to customers	151,026	134,896
Deferred income taxes	125,021	125,630
Equity investments	31,004	31,004
Investments in long-term product supply arrangements	27,298	26,714
Other assets	39,535	43,768
Total other long-term assets	$580,765	$547,518

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

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Payment obligations outstanding at the beginning of the period	$8,661	$10,400	$5,967	$9,057
Payment obligations additions during the period	14,834	10,256	29,828	23,324
Payment obligations settled during the period	(16,258)	(11,909)	(28,558)	(23,634)
Payment obligations outstanding at the end of the period	$7,237	$8,747	$7,237	$8,747

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024

Accrued employee compensation and related expenses	$140,920	$174,583
Accrued expenses	90,045	165,550
Accrued customer incentives and refund obligations	84,970	78,195
Accrued taxes	75,214	62,252
Current lease liabilities	25,828	21,539
Total accrued liabilities	$416,977	$502,119

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024

Accrued taxes	$14,112	$20,898
Other accrued long-term expenses	42,676	23,443
Total other long-term liabilities	$56,788	$44,341
NOTE 11.    DEBT

Credit Facility

At June 30, 2025, we had $579.0 million in outstanding borrowings under our Credit Facility, of which $250.0 million is under the Term Loan, and $329.0 million is under our revolving credit facility, with a weighted average effective interest rate on the total outstanding borrowings of 5.3%, excluding any impact of our interest rate swap. At December 31, 2024, we had $250.0 million outstanding under our Credit Facility, all of which was under the $250.0 million Term Loan, with a full year weighted average effective interest rate of 6.2%, excluding any impact of our interest rate swap. At June 30, 2025, we had remaining borrowing availability of $669.1 million under our $1.25 billion Credit Facility. The funds available under the Credit Facility reflect a reduction due to the issuance of letters of credit, which were issued primarily in connection with our workers’ compensation insurance policy for $1.9 million.

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

The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, which is defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3.5-to-1. As of June 30, 2025, we were in compliance with the covenants of the Credit Facility.

Senior Notes

The following describes all of our currently outstanding unsecured senior notes issued and sold in private placements (collectively, the “Senior Notes”) as of June 30, 2025:

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

On June 18, 2025, we repaid the aggregate principal amount of our 2025 Series C Notes for €88.9 million (US$103.4 million) at maturity.

The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. As of June 30, 2025, we were in compliance with the covenants of the Senior Note Agreements.
NOTE 12.    REPURCHASES OF COMMON STOCK

We primarily acquire shares of our common stock by repurchases in the open market. We also acquire shares that are surrendered by employees in payment for the statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases, which is included in the cost of treasury stock acquired in open market repurchases. The number of shares of treasury stock issued during the three and six months ended June 30, 2025, and 2024, was not material.

The following table is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrenders:

(in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Shares repurchased in the open market	713	415	1,644	718
Shares acquired through employee surrenders for statutory tax withholding	2	—	16	18
Total shares repurchased	715	415	1,660	736

Cost of shares repurchased in the open market	$327,530	$208,169	$736,745	$375,271
Cost of shares for employee surrenders	970	79	7,094	10,268
Total cost of shares	$328,500	$208,248	$743,839	$385,539

Average cost per share - open market repurchases	$458.96	$501.44	$448.02	$522.32
Average cost per share - employee surrenders	$513.46	$496.95	$452.84	$560.01
Average cost per share - total	$459.10	$501.44	$448.07	$523.26

NOTE 13.    INCOME TAXES

Our effective income tax rates were 18.9% and 20.2% for the three and six months ended June 30, 2025, respectively, compared to 21.5% and 20.9% for the three and six months ended June 30, 2024, respectively. The decrease in our effective tax rate for the three months ended June 30, 2025, compared to the same period during the prior year, was primarily due to an increase in tax benefits related to share-based compensation and the resolution of international tax audits. The decrease in our effective tax rate for the six months ended June 30, 2025, compared to the same period during the prior year, was primarily driven by the resolution of international tax audits.

The effective tax rates for the three and six months ended June 30, 2025, were lower than the U.S. federal statutory tax rate of 21% primarily due to tax benefits from share-based compensation and the resolution of international tax audits, partially offset by U.S. state taxes.

Cash paid for income taxes, net of refunds, during the six months ended June 30, 2025, and 2024, were $137.4 million and $90.9 million, respectively.
NOTE 14.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in Accumulated Other Comprehensive Income (“AOCI”), net of tax, consisted of the following:

	For the Six Months Ended June 30, 2025
	Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2024	$12,785	$542	$6,451	$7,409	$(3,908)	$(116,924)	$(93,645)
Other comprehensive (loss) income before reclassifications	(19,609)	234	(8,958)	(14,047)	—	61,149	18,769
Reclassified from accumulated other comprehensive income	(1,817)	(504)	—	—	247	—	(2,074)
Balance as of June 30, 2025	$(8,641)	$272	$(2,507)	$(6,638)	$(3,661)	$(55,775)	$(76,950)

	For the Six Months Ended June 30, 2024
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized Loss on Investments, Net of Tax	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2023	$(164)	$(2,397)	$1,106	$2,346	$1,428	$(3,559)	$(69,966)	$(71,206)
Other comprehensive income (loss) before reclassifications	1	8,146	2,790	2,336	3,384	—	(27,658)	(11,001)
Reclassified from accumulated other comprehensive income	163	(1,808)	(1,476)	—	—	147	—	(2,974)
Balance as of June 30, 2024	$—	$3,941	$2,420	$4,682	$4,812	$(3,412)	$(97,624)	$(85,181)

The following table presents components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended June 30,		Amounts Reclassified from AOCI For the Six Months Ended June 30,
		2025	2024	2025	2024

Foreign currency exchange contracts	Cost of revenue	$(1,180)	$1,721	$2,565	$2,531
	Provision for income taxes	286	(480)	(748)	(723)
	(Loss) gain, net of tax	$(894)	$1,241	$1,817	$1,808

Interest rate swap contracts	Interest expense	$337	$979	$661	$1,936
	Provision for income taxes	(80)	(233)	(157)	(460)
	Gain, net of tax	$257	$746	$504	$1,476

Investments	General and administrative expense	$—	$—	$—	$(214)
	Provision for income taxes	—	—	—	51
	Loss, net of tax	$—	$—	$—	$(163)

Defined benefit plans	Cost of revenue and operating expenses	$(155)	$(63)	$(293)	$(176)
	Provision for income taxes	24	10	46	29
	Loss, net of tax	$(131)	$(53)	$(247)	$(147)
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

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Shares outstanding for basic earnings per share	80,413	82,630	80,864	82,863

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	80,413	82,630	80,864	82,863
Dilutive effect of share-based payment awards	581	763	601	821
	80,994	83,393	81,465	83,684

Certain awards and options to acquire shares have been excluded from the calculation of weighted average shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Weighted average number of shares underlying anti-dilutive awards	35	70	1	53
Weighted average number of shares underlying anti-dilutive options	587	474	563	440
NOTE 16.    COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

Refer to “Note 8. Lease Commitments” for more information regarding our lease commitments.

Contingencies

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could exceed our accruals. As of June 30, 2025, our accruals with respect to actual and threatened litigation were not material.

In 2018, a lawsuit was filed against us involving an alleged breach of contract for underpayment of royalty payments made from 2004 through 2017 under an expired patent license agreement. On April 17, 2025, we paid a judgment in the amount of approximately $80 million, which was accrued in prior years, to conclude the litigation, and the plaintiff executed a satisfaction and release of judgment, which was filed with the trial court on that date.

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

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases, those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of potential indemnification under these agreements is minimal. Accordingly, we have no liabilities recognized for these obligations as of June 30, 2025, and December 31, 2024.

When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. As of June 30, 2025, and December 31, 2024, we have no material liabilities recognized for pre-acquisition liabilities.

NOTE 17.    SEGMENT REPORTING

We have three reportable segments: Companion Animal Group (“CAG”), Water quality products (“Water”), and Livestock, Poultry and Dairy (“LPD”). CAG provides products and services for veterinarians and the biomedical research community, primarily related to diagnostics and information management. Water provides innovative testing solutions for the detection and quantification of various microbiological parameters in water. LPD provides diagnostic tests, services, and related instrumentation that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to ensure the quality and safety of milk. Other information combines and presents our human medical diagnostic business (“OPTI Medical”) with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments. OPTI Medical develops, manufactures, and distributes human medical diagnostic products and services.

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

The accounting principles used in the preparation of the segment information are the same as those used for the consolidated financial statements. Intersegment revenues, which are not included in the tables below, were not material for the three and six months ended June 30, 2025, and 2024. Assets are not allocated to segments for internal reporting purposes and are not included in the review performed by the CODM for purposes of assessing segment performance and allocation of resources. Certain corporate expenses are allocated to the segments, including depreciation and amortization. Foreign currency transaction gains and losses for all operating segments are reported within Other, and are reconciled in the table below.

The following tables are a summary of reportable segment performance with Other to reconcile to the total consolidated for the three months ended June 30, 2025, and 2024:

(in thousands)	For the Three Months Ended June 30, 2025
	CAG	Water	LPD	Total

Total revenues from reportable segments	$1,022,443	$51,001	$31,762	$1,105,206
Reconciliation of revenue
Other revenues				4,251
Total consolidated revenue				1,109,457
Cost of revenue	380,341	15,490	16,833
Segment gross profit	$642,102	$35,511	$14,929	$692,542

Reconciliation of operating profit (segment profit)
Segment gross profit				$692,542
Segment operating expenses				(319,928)
Other operating profit (excluding unallocated amounts)				1,000
Unallocated amounts
Foreign currency transaction losses				(568)
Interest expense				(11,321)
Interest income				627
Income before provision for income taxes				$362,352

(in thousands)	For the Three Months Ended June 30, 2024
	CAG	Water	LPD	Total

Total revenues from reportable segments	$922,298	$46,726	$30,306	$999,330
Reconciliation of revenue
Other revenues				4,248
Total consolidated revenue				1,003,578
Cost of revenue	353,227	14,652	14,748
Segment gross profit	$569,071	$32,074	$15,558	$616,703

Reconciliation of operating profit (segment profit)
Segment gross profit				$616,703
Segment operating expenses				(353,150)
Other operating profit (excluding unallocated amounts)				1,249
Unallocated amounts
Foreign currency transaction losses				(1,001)
Interest expense				(8,099)
Interest income				3,354
Income before provision for income taxes				$259,056

The following tables are a summary of reportable segment performance with Other to reconcile to the total consolidated for the six months ended June 30, 2025, and 2024:

(in thousands)	For the Six Months Ended June 30, 2025
	CAG	Water	LPD	Total

Total revenues from reportable segments	$1,942,279	$96,322	$60,358	$2,098,959
Reconciliation of revenue
Other revenues				$8,925
Total consolidated revenue				2,107,884
Cost of revenue	725,354	28,738	31,064
Segment gross profit	$1,216,925	$67,584	$29,294	$1,313,803

Reconciliation of operating profit (segment profit)
Segment gross profit				$1,313,803
Segment operating expenses				(625,092)
Other operating profit (excluding unallocated amounts)				2,108
Unallocated amounts
Foreign currency transaction losses				(1,239)
Interest expense				(18,987)
Interest income				1,843
Income before provision for income taxes				$672,436

(in thousands)	For the Six Months Ended June 30, 2024
	CAG	Water	LPD	Total

Total revenues from reportable segments	$1,811,583	$89,797	$58,511	$1,959,891
Reconciliation of revenue
Other revenues				7,782
Total consolidated revenue				1,967,673
Cost of revenue	696,276	27,226	27,719
Segment gross profit	$1,115,307	$62,571	$30,792	$1,208,670

Reconciliation of operating profit (segment profit)
Segment gross profit				$1,208,670
Segment operating expenses				(645,125)
Other operating profit (excluding unallocated amounts)				1,148
Unallocated amounts
Foreign currency transaction losses				(1,934)
Interest expense				(16,010)
Interest income				7,786
Income before provision for income taxes				$554,535

Refer to “Note 3. Revenue” for a summary of disaggregated revenue by reportable segment and by major product and service category for the three and six months ended June 30, 2025, and 2024.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the three and six months ended June 30, 2025.

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

The amounts outstanding under our unsecured Credit Facility and Senior Notes (“long-term debt”) are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair values and carrying values of our long-term debt, including the current portion of our long-term debt, were $511.9 million and $525.0 million, respectively, as of June 30, 2025, and $594.3 million and $617.8 million, respectively, as of December 31, 2024.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2025

Assets
Money market funds (1)	$7,508	$—	$—	$7,508
Foreign currency exchange contracts (2)	$—	$698	$—	$698
Interest rate swap (3)	$—	$356	$—	$356
Liabilities
Cross currency swaps (2)	$—	$15,019	$—	$15,019
Foreign currency exchange contracts (2)	$—	$12,355	$—	$12,355
Contingent consideration	$—	$—	$1,500	$1,500

(in thousands)
As of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024

Assets
Money market funds (1)	$139,626	$—	$—	$139,626
Cross currency swaps (2)	$—	$3,501	$—	$3,501
Foreign currency exchange contracts (2)	$—	$16,921	$—	$16,921
Interest rate swap (3)	$—	$710	$—	$710
Liabilities
Cross currency swaps (2)	$—	$33	$—	$33
Contingent consideration	$—	$—	$2,300	$2,300

(1)Money market funds with an original maturity of less than ninety days are included within cash and cash equivalents.
(2)Cross currency swaps and foreign currency exchange contracts are included within other current assets, other long-term assets, accrued liabilities, or other long-term liabilities depending on the gain (loss) position and anticipated settlement dates.
(3)Interest rate swap is included within other current assets.

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

We recognize all hedging instrument assets and liabilities at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment are recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the hedging instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Refer to “Note 14. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on our unaudited condensed consolidated statements of income for the three and six months ended June 30, 2025, and 2024.

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

Cash Flow Hedges

We have designated our foreign currency exchange contracts and our interest rate swap as cash flow hedges because these derivative instruments reduce our exposure to variability in the cash flows of forecasted transactions attributable to foreign currency exchange and to interest rates on variable interest obligations under the terms of our Credit Facility. Unless noted otherwise, we have also designated our derivative instruments as qualifying for hedge accounting treatment.

We did not de-designate any instruments from hedge accounting treatment during the three and six months ended June 30, 2025, or 2024. As of June 30, 2025, the estimated amount of losses, net of tax, from our foreign exchange contracts which are expected to be reclassified out of AOCI and into earnings within the next 12 months is $6.7 million if exchange rates do not fluctuate from the levels as of June 30, 2025. As of June 30, 2025, the estimated amount of gains, net of tax, from our interest rate swap contract which are expected to be reclassified out of AOCI and into earnings through the end of the term, October 20, 2025, is $0.3 million if interest rates do not fluctuate from the levels as of June 30, 2025.

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

Foreign Currency Exchange Contracts: We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to intercompany foreign transactions and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $325.6 million and $325.7 million as of June 30, 2025, and December 31, 2024, respectively.

The following table presents the effect of cash flow hedge accounting on our unaudited condensed consolidated statements of income and comprehensive income, and provides information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)	Financial statement line items in which effects of cash flow hedges are recorded	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Foreign exchange contracts	Cost of revenue	$414,725	$384,419	$789,773	$755,444
Amount of gain reclassified from accumulated other comprehensive income into net income		$(1,180)	$1,721	$2,565	$2,531

Interest rate swap contract	Interest expense	$(11,321)	$(8,099)	$(18,987)	$(16,010)
Amount of gain reclassified from accumulated other comprehensive income into net income		$337	$979	$661	$1,936

Net Investment Hedges, Euro-Denominated Notes

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes that were due June 18, 2025. We designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in the translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than earnings. We recorded losses of $6.0 million and $9.0 million, net of tax, within AOCI as a result of this net investment hedge for the three and six months ended June 30, 2025, respectively, and gains of $0.7 million and $2.3 million for the three and six months ended June 30, 2024, respectively. At the maturity of the 1.785% Series C Senior Notes on June 18, 2025, we paid the notional amount of €88.9 million, equivalent to $103.4 million at the date of payment. The related cumulative unrealized loss of $2.5 million, net of tax, recorded as of June 18, 2025, will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. Refer to “Note 13. Debt” to the consolidated financial statements included in our 2024 Annual Report for further information regarding the issuance of these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

We have entered into cross currency swap contracts as a hedge of our net investment in certain foreign operations to offset foreign currency translation gains and losses on the net investment. The cross currency swaps outstanding as of June 30, 2025, have maturity dates beginning on March 31, 2028, through June 29, 2029.

At maturity of the cross currency swap contracts we will deliver the notional amount of €35 million and will receive $37.8 million from the counterparties on March 31, 2028; we will deliver the notional amount of €90 million and will receive $98.2 million from the counterparties on June 30, 2028; and we will deliver the notional amount of €20 million and will receive $21.3 million from the counterparties on June 29, 2029. On June 18, 2025, we settled two cross currency swaps at maturity for a total notional amount of €15 million. As a result of this settlement, we received a net amount of $0.1 million. The changes in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated or all or a portion of the hedge no longer qualifies for hedge accounting treatment. During the three and six months ended June 30, 2025, we recorded losses of $10.4 million and $14.0 million, respectively, net of tax, within AOCI as a result of these net investment hedges, and gains of $1.3 million and $3.4 million during the three and six months ended June 30, 2024, respectively. We will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $0.4 million and $0.8 million related to the excluded component as a reduction of interest expense for the three and six months ended June 30, 2025, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2024, respectively.

During July 2025, we entered into cross currency swap contracts that will mature in July of 2028. At maturity we will deliver the total notional amount of €115 million and will receive $133.8 million from the counterparties.

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following:

(in thousands)		Hedging Assets
		June 30, 2025	December 31, 2024
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$698	$16,921
Cross currency swaps	Other current assets	—	1,839
Interest rate swap contract	Other current assets	356	710
Cross currency swaps	Other long-term assets	—	1,662
Total derivative instruments presented as hedging instruments on the balance sheet		1,054	21,132
Gross amounts subject to master netting arrangements not offset on the balance sheet		(698)	—
Net amount		$356	$21,132

(in thousands)		Hedging Liabilities
		June 30, 2025	December 31, 2024
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$9,663	$—
Cross currency swaps	Other long-term liabilities	15,019	33
Foreign currency exchange contracts	Other long-term liabilities	2,692	—
Total derivative instruments presented as hedging instruments on the balance sheet		27,374	33
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet (1)	Short-term debt	—	92,803
Total hedging instruments presented on the balance sheet		27,374	92,836
Gross amounts subject to master netting arrangements not offset on the balance sheet		(698)	—
Net amount		$26,676	$92,836
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

Any forward-looking statements represent our estimates only as of the day this Quarterly Report on Form 10-Q was filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public, and they are subject to the risks and uncertainties described or cross-referenced in this section. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

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

Description of Operating Segments. We operate primarily through three operating segments: diagnostic and information management-based products and services for the companion animal veterinary industry, which we refer to as the Companion Animal Group (“CAG”); water quality products (“Water”); and diagnostic tests, services, and related instrumentation that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to ensure the quality and safety of milk, which we refer to as Livestock, Poultry and Dairy (“LPD”). Other information combines and presents our human medical diagnostic products business (“OPTI Medical”) with our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments. Foreign currency transaction gains and losses for all operating segments are also reported within Other.

Currency Impact, Tariff and Trade Policies, U.S. Tax Law Changes, and Other Items

Currency Impact. Refer to “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding the impact of foreign currency exchange rates.

Changes in Tariff and Trade Policies. Although we manufacture many of our companion animal and Water testing products, as well as certain of our LPD testing products, in the United States, we rely on third-party suppliers located in the United States and other regions (such as Europe and Asia Pacific) for certain components, raw materials, and consumables used in or with our products. In addition, as a global business, our products and services are sold in more than 175 countries. For the year ended December 31, 2024, approximately 35% of our overall revenues were attributable to sales of products and services to customers outside the United States, with less than 1% of our overall revenues attributable to sales of products and services to customers domiciled in China. Accordingly, changes in tariff and trade policies may adversely affect our business, financial condition, and operating results.

The U.S. government previously announced changes to its trade policy, including increasing tariffs on imports, in some cases significantly, and potentially renegotiating or terminating its existing trade agreements. Imposition of certain country-specific tariffs are uncertain and subject to negotiations, and these actions, as well as retaliatory tariffs imposed by other countries on U.S. exports and continuing uncertainty regarding tariff and trade policies have led to volatility and uncertainty in global markets. Continuing tariff and trade policy uncertainty may lead to sustained volatility and uncertainty in U.S. and global financial and economic conditions, increased inflation, diminished expectations for economic growth, and actual or perceived economic weakness, which could result in reduced demand for our products and services.

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

U.S. Tax Law Changes. On July 4, 2025, H.R. 1 of the 119th Congress, also referred to as the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law. The OBBBA includes significant changes to federal tax law, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, as well as modifications to the international tax framework and other regulatory provisions. We are in the process of evaluating the impact of the OBBBA on our financial statements and results of operations.

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

Critical Accounting Estimates and Assumptions

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025, are consistent with those discussed in our 2024 Annual Report in the section under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Assumptions.”

Recent Accounting Pronouncements

For more information regarding the impact that recent accounting standards and amendments will have on our consolidated financial statements, refer to Note 2 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

Organic Revenue Growth. The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues,” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three and six months ended June 30, 2025, compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

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

Segment Income from Operations. We report segment income from operations in our discussion of the results of the operations of our segments below. Segment income from operations is a non-GAAP financial measure that adjusts for the impact of foreign currency transaction gains and losses and should be considered in addition to, and not as a replacement for, income from operations. We exclude foreign currency transaction gains and losses for each reportable segment (CAG, Water, and LPD) from segment income from operations and report the full amount of foreign currency transaction gains and losses in Other. We believe that reporting segment income from operations provides supplemental analysis to help investors further evaluate each reportable segment’s business performance by excluding foreign currency transaction gains and losses, which are centrally managed by our corporate treasury function and which we do not consider relevant for assessing the results of each reportable segment’s operations. In addition, we believe that reporting segment income from operations provides information to investors regarding key metrics that are used by management, including our CODM, in evaluating the performance of each reportable segment.

The reconciliation of these non-GAAP financial measures is as follows:

(dollars in thousands)	For the Three Months Ended June 30,
	2025			2024
	Income from Operations	Impact from Foreign Currency	Segment and Other Income from Operations	Income from Operations	Impact from Foreign Currency	Segment and Other Income from Operations
CAG	$347,983	$494	$348,477	$240,687	$863	$241,550
Water	24,606	36	24,642	20,439	65	20,504
LPD	(543)	38	(505)	1,426	73	1,499
Other	1,000	(568)	432	1,249	(1,001)	248
Total	$373,046	$—	$373,046	$263,801	$—	$263,801

(dollars in thousands)	For the Six Months Ended June 30,
	2025			2024
	Income from Operations	Impact from Foreign Currency	Segment and Other Income from Operations	Income from Operations	Impact from Foreign Currency	Segment and Other Income from Operations
CAG	$642,554	$1,078	$643,632	$519,573	$1,673	$521,246
Water	45,380	79	45,459	39,811	123	39,934
LPD	(462)	82	(380)	2,227	138	2,365
Other	2,108	(1,239)	869	1,148	(1,934)	(786)
Total	$689,580	$—	$689,580	$562,759	$—	$562,759

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

Results of Operations

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024

Total Company. The following table presents total Company revenue by operating segment:

	For the Three Months Ended June 30,
Net Revenue (dollars in thousands)	2025	2024	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$1,022,443	$922,298	$100,145	10.9%	1.2%	—	9.7%
United States	684,497	628,684	55,813	8.9%	—	—	8.9%
International	337,946	293,614	44,332	15.1%	3.8%	—	11.3%

Water	$51,001	$46,726	$4,275	9.1%	0.8%	—	8.4%
United States	26,090	24,461	1,629	6.7%	—	—	6.7%
International	24,911	22,265	2,646	11.9%	1.7%	—	10.2%

LPD	$31,762	$30,306	$1,456	4.8%	2.2%	—	2.6%
United States	5,767	5,115	652	12.8%	—	—	12.8%
International	25,995	25,191	804	3.2%	2.6%	—	0.6%

Other	$4,251	$4,248	$3	0.1%	—	—	0.1%

Total Company	$1,109,457	$1,003,578	$105,879	10.6%	1.2%	—	9.3%
United States	717,869	660,146	57,723	8.7%	—	—	8.7%
International	391,588	343,432	48,156	14.0%	3.6%	—	10.5%

(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in revenue reflected growth in CAG Diagnostics recurring revenue, including benefits from higher realized prices and higher volumes, which were supported by new business gains, our expanded menu of available tests, and high customer retention rates, partially offset by constraints from macroeconomic and sector headwinds. Instrument revenue gains were primarily due to the placements of our recently launched IDEXX inVue DxTM Analyzer. Higher volumes and price gains in recurring veterinary software, services, and diagnostic imaging also contributed to revenue growth. Higher revenue in Water revenue was primarily due to the benefit of realized price increases and increased volumes. The increase in LPD revenue was primarily due to higher realized prices and higher volume. The change in foreign currency exchange rates increased revenue growth by 1.2%.

The following table presents total Company results of operations:

	For the Three Months Ended June 30,				Change
Total Company - Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$1,109,457		$1,003,578		$105,879	10.6%
Cost of revenue	414,725		384,419		30,306	7.9%
Gross profit	694,732	62.6%	619,159	61.7%	75,573	12.2%

Operating expenses:
Sales and marketing	161,107	14.5%	142,665	14.2%	18,442	12.9%
General and administrative	98,681	8.9%	157,243	15.7%	(58,562)	(37.2%)
Research and development	61,898	5.6%	55,450	5.5%	6,448	11.6%
Total operating expenses	321,686	29.0%	355,358	35.4%	(33,672)	(9.5%)
Income from operations	$373,046	33.6%	$263,801	26.3%	$109,245	41.4%

Gross Profit. Gross profit increased due to higher revenue and a 90 basis point increase in the gross profit margin. The increase in the gross profit margin reflected proportionately higher IDEXX VetLab consumable volume growth, productivity improvements, and the benefit from net price realization, offsetting the inflationary impacts. The overall change in foreign currency exchange rates decreased the gross profit margin by approximately 20 basis points, including the impact of hedge losses during the current period compared to hedge gains in the prior period.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and commercial costs. General and administrative expense decreased primarily due to a $61.5 million expense in the prior year related to a litigation matter that was concluded in April 2025, partially offset by higher personnel-related and information technology costs. Research and development expense increased primarily due to higher personnel-related costs. The change in foreign currency exchange rates increased operating expense growth by less than 1.0%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Three Months Ended June 30,
Net Revenue (dollars in thousands)	2025	2024	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$877,995	$808,454	$69,541	8.6%	1.2%	—	7.4%
IDEXX VetLab consumables	375,112	325,348	49,764	15.3%	1.7%	—	13.6%
Rapid assay products	100,240	103,290	(3,050)	(3.0%)	0.4%	—	(3.3%)
Reference laboratory diagnostic and consulting services	367,694	347,373	20,321	5.9%	1.1%	—	4.8%
CAG diagnostics services and accessories	34,949	32,443	2,506	7.7%	1.7%	—	6.0%
CAG Diagnostics capital - instruments	$58,600	$35,292	$23,308	66.0%	3.5%	—	62.5%
Veterinary software, services and diagnostic imaging systems	$85,848	$78,552	$7,296	9.3%	0.1%	—	9.2%
Recurring revenue	68,954	63,117	5,837	9.2%	0.2%	—	9.1%
Systems and hardware	16,894	15,435	1,459	9.5%	—	—	9.4%
Net CAG revenue	$1,022,443	$922,298	$100,145	10.9%	1.2%	—	9.7%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher volumes in IDEXX VetLab consumables and reference laboratory testing, constrained by macroeconomic and sector headwinds, and higher realized prices. The change in foreign currency exchange rates increased revenue growth by 1.2%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher test volumes and price realization. Volume gains were supported by increases in testing across regions, including the benefits from 10% growth in our active installed base of premium instruments, which reflected new customers and continued high customer retention rates, and our expanded menu of available tests, including the launch of the pancreatic lipase test on our Catalyst instrument platform. The change in foreign currency exchange rates increased revenue growth by 1.7%.

The decrease in rapid assay revenue resulted primarily from a shift of customers’ pancreatic lipase testing to our Catalyst instrument platform, as well as lower clinical visits in the U.S., partially offset by higher price realization. The change in foreign currency exchange rates increased revenue growth by 0.4%.

The increase in reference laboratory diagnostic and consulting services revenue was due to higher testing volumes, primarily in the U.S. and, to a lesser extent, Europe, and from global price realization. The change in foreign currency exchange rates increased revenue growth by 1.1%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the 10% growth in our active installed base of premium instruments. The change in foreign currency exchange rates increased revenue growth by 1.7%.

CAG Diagnostics Capital – Instrument Revenue. The increase in instrument revenue was primarily due to placements of our recently launched IDEXX inVue Dx Analyzer, as well as program pricing effects, partially offset by lower placements of other premium instruments. The change in foreign currency exchange rates increased revenue growth by 3.5%.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in recurring revenue was primarily due to higher subscription and support services volume from our expanded installed base and higher realized prices. The increase in our systems and hardware revenue was primarily due to higher diagnostic imaging system sales. The change in foreign currency exchange rates increased revenue growth by 0.1%.

The following table presents the CAG segment results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$1,022,443		$922,298		$100,145	10.9%
Cost of revenue	380,341		353,227		27,114	7.7%
Gross profit	642,102	62.8%	569,071	61.7%	73,031	12.8%

Segment operating expenses:
Sales and marketing	146,896	14.4%	129,435	14.0%	17,461	13.5%
General and administrative	89,478	8.8%	147,028	15.9%	(57,550)	(39.1%)
Research and development	57,251	5.6%	51,058	5.5%	6,193	12.1%
Total segment operating expenses	293,625	28.7%	327,521	35.5%	(33,896)	(10.3%)
Segment income from operations	$348,477	34.1%	$241,550	26.2%	$106,927	44.3%

Gross Profit. Gross profit increased due to higher revenue and a 110 basis point increase in the gross profit margin. The increase in the gross profit margin reflected the proportionately higher IDEXX VetLab consumable volume growth, productivity improvements, and the benefits from net price realization, offsetting the inflationary cost impacts. The overall change in foreign currency exchange rates decreased the gross profit margin by approximately 10 basis points, including the impact of hedge losses during the current period compared to hedge gains in the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and commercial costs. General and administrative expense decreased primarily due to a $61.5 million expense in the prior year related to a litigation matter that concluded in April 2025, partially offset by higher personnel-related and information technology costs. Research and development expense increased primarily due to higher personnel-related costs. The change in foreign currency exchange rates increased operating expense growth by less than 1%.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$51,001		$46,726		$4,275	9.1%
Cost of revenue	15,490		14,652		838	5.7%
Gross profit	35,511	69.6%	32,074	68.6%	3,437	10.7%

Segment operating expenses:
Sales and marketing	6,065	11.9%	5,971	12.8%	94	1.6%
General and administrative	3,345	6.6%	4,324	9.3%	(979)	(22.6%)
Research and development	1,459	2.9%	1,275	2.7%	184	14.4%
Total segment operating expenses	10,869	21.3%	11,570	24.8%	(701)	(6.1%)
Segment income from operations	$24,642	48.3%	$20,504	43.9%	$4,138	20.2%

Revenue. The increase in revenue was primarily due to higher realized prices and higher volumes. The increase in volumes was due to placements of instruments, including the placements of our new UA Viewer Plus, and higher testing volumes, primarily in Europe and Asia Pacific. The change in foreign currency exchange rates increased revenue by approximately 0.8%.

Gross Profit. Gross profit increased due to higher revenue, as well as a 100 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to higher realized prices, and to a lesser extent, lower product costs. These increases were partially offset by higher distribution costs. The change in foreign currency exchange rates decreased the gross profit margin by approximately 50 basis points, including the impact of hedge losses during the current period compared to hedge gains in the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher travel and meeting costs partially offset by lower personnel-related costs. General and administrative expense decreased primarily due to lower bad debt expense. Research and development expense increased primarily due to higher personnel-related costs. The change in foreign currency exchange rates was not significant to operating expense growth.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$31,762		$30,306		$1,456	4.8%
Cost of revenue	16,833		14,748		2,085	14.1%
Gross profit	14,929	47.0%	15,558	51.3%	(629)	(4.0%)

Segment operating expenses:
Sales and marketing	7,847	24.7%	6,988	23.1%	859	12.3%
General and administrative	4,555	14.3%	4,179	13.8%	376	9.0%
Research and development	3,032	9.5%	2,892	9.5%	140	4.8%
Total segment operating expenses	15,434	48.6%	14,059	46.4%	1,375	9.8%
Segment income from operations	$(505)	(1.6%)	$1,499	4.9%	$(2,004)	(133.7%)

Revenue. The increase in revenue was primarily due to higher realized prices and an increase in test volumes in Asia Pacific and North America, partially offset by lower volumes in Europe. The change in foreign currency exchange rates increased revenue growth by 2.2%.

Gross Profit. The decrease in gross profit was primarily due to a 430 basis point decrease in the gross profit margin, partially offset by higher revenue. The decrease in the gross profit margin was primarily due to higher product and related costs, partially offset by higher realized prices. The change in foreign currency exchange rates decreased the gross profit margin by approximately 180 basis points, including the impact of hedge losses during the current period compared to hedge gains in the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs. General and administrative expense increased primarily due to personnel-related costs and higher bad debt expense. Research and development expense increased primarily due to higher facilities costs. The change in foreign currency exchange rates increased operating expense growth by approximately 2%.

Other

The following table presents the Other results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$4,251		$4,248		$3	0.1%
Cost of revenue	2,061		1,792		269	15.0%
Gross profit	2,190	51.5%	2,456	57.8%	(266)	(10.8%)

Other operating expenses:
Sales and marketing	299	7.0%	271	6.4%	28	10.3%
General and administrative	1,303	30.7%	1,712	40.3%	(409)	(23.9%)
Research and development	156	3.7%	225	5.3%	(69)	(30.7%)
Total Other operating expenses	1,758	41.4%	2,208	52.0%	(450)	(20.4%)
Other income from operations	$432	10.2%	$248	5.8%	$184	74.2%

Revenue. Revenue increases from higher sales volumes of our OPTI Medical consumables and instruments were offset by lower royalty revenue.

Gross Profit. Gross profit decreased primarily due to a 630 basis point decrease in the gross profit margin. The decrease in the gross profit margin was largely due to higher product and freight costs. The change in foreign currency exchange rates did not have a significant impact on the gross profit margin.

Operating Expenses. Sales and marketing expense increased due to higher personnel-related costs. General and administrative expense decreased primarily due to lower foreign currency transaction losses compared to the prior year. Research and development expense decreased due to lower activities that were not attributable to our three reportable segments.

Non-Operating Items

Interest Expense and Income. Interest expense was $11.3 million for the three months ended June 30, 2025, as compared to $8.1 million for the same period during the prior year. The increase in interest expense was primarily due to higher average debt levels and, to a lesser extent, higher interest rates. Interest income was $0.6 million for the three months ended June 30, 2025, compared to $3.4 million for the same period during the prior year, primarily due to a decrease in money market investments.

Provision for Income Taxes. Our effective income tax rate was 18.9% for the three months ended June 30, 2025, compared to 21.5% for the three months ended June 30, 2024. The decrease in our effective tax rate was primarily due to an increase in tax benefits related to share-based compensation and the resolution of international tax audits.

Results of Operations

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024

Total Company. The following table presents total Company revenue by operating segment:

	For the Six Months Ended June 30,
Net Revenue (dollars in thousands)	2025	2024	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$1,942,279	$1,811,583	$130,696	7.2%	—	0.1%	7.1%
United States	1,308,386	1,230,879	77,507	6.3%	—	0.1%	6.2%
International	633,893	580,704	53,189	9.2%	0.1%	—	9.1%

Water	$96,322	$89,797	$6,525	7.3%	(0.6%)	—	7.9%
United States	49,593	46,660	2,933	6.3%	—	—	6.3%
International	46,729	43,137	3,592	8.3%	(1.3%)	—	9.6%

LPD	$60,358	$58,511	$1,847	3.2%	(0.2%)	—	3.4%
United States	11,555	10,279	1,276	12.4%	—	—	12.4%
International	48,803	48,232	571	1.2%	(0.2%)	—	1.4%

Other	$8,925	$7,782	$1,143	14.7%	—	—	14.7%

Total Company	$2,107,884	$1,967,673	$140,211	7.1%	—	0.1%	7.1%
United States	1,372,730	1,291,155	81,575	6.3%	—	0.1%	6.2%
International	735,154	676,518	58,636	8.7%	—	—	8.7%

(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in revenue reflected growth in CAG Diagnostics recurring revenue, including benefits from higher realized prices and higher volumes, which were supported by new business gains, our expanded menu of available tests, and high customer retention rates, partially offset by constraints from macroeconomic and sector headwinds. Instrument revenue gains were primarily due to the placements of our recently launched IDEXX inVue Dx Analyzer. Higher volumes and price gains in recurring veterinary software, services, and diagnostic imaging also contributed to revenue growth. Higher revenue in our Water business was primarily due to the benefit of realized price increases and increased volumes. The increase in LPD revenue was primarily due to higher realized prices and higher volumes. The increase in Other revenue was primarily due to higher volumes of our OPTI Medical consumables and instruments. Acquisitions increased revenue growth by 0.1%.

The following table presents total Company results of operations:

	For the Six Months Ended June 30,				Change
Total Company - Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$2,107,884		$1,967,673		$140,211	7.1%
Cost of revenue	789,773		755,444		34,329	4.5%
Gross profit	1,318,111	62.5%	1,212,229	61.6%	105,882	8.7%

Operating expenses:
Sales and marketing	317,330	15.1%	292,118	14.8%	25,212	8.6%
General and administrative	190,242	9.0%	249,267	12.7%	(59,025)	(23.7%)
Research and development	120,959	5.7%	108,085	5.5%	12,874	11.9%
Total operating expenses	628,531	29.8%	649,470	33.0%	(20,939)	(3.2%)
Income from operations	$689,580	32.7%	$562,759	28.6%	$126,821	22.5%

Gross Profit. Gross profit increased due to higher revenue and a 90 basis point increase in the gross profit margin. The increase in the gross profit margin reflected proportionately higher IDEXX VetLab consumable volume growth, favorable instrument placement mix, and the benefit from net price realization, offsetting inflationary cost impacts. These increases in the gross profit margin were reduced by the business mix impact from high instrument revenue. The change in foreign currency exchange rates on the gross profit margin was not significant.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and commercial costs. General and administrative expense decreased primarily due to a $61.5 million expense in the prior year related to a litigation matter, partially offset by a related reduction in accrued expense of approximately $9 million in the first quarter of the current period and by higher personnel-related and information technology costs. Research and development expense increased primarily due to higher personnel-related costs, as well as higher project costs. The change in foreign currency exchange rates was not significant to operating expense growth.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Six Months Ended June 30,
Net Revenue (dollars in thousands)	2025	2024	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$1,684,262	$1,588,598	$95,664	6.0%	—	—	6.0%
IDEXX VetLab consumables	719,891	642,277	77,614	12.1%	—	—	12.1%
Rapid assay products	184,274	189,605	(5,331)	(2.8%)	(0.1%)	—	(2.7%)
Reference laboratory diagnostic and consulting services	712,100	691,711	20,389	2.9%	0.1%	—	2.9%
CAG diagnostics services and accessories	67,997	65,005	2,992	4.6%	—	—	4.6%
CAG Diagnostics capital - instruments	$90,594	$69,384	$21,210	30.6%	0.4%	—	30.1%
Veterinary software, services and diagnostic imaging systems:	$167,423	$153,601	$13,822	9.0%	(0.2%)	0.9%	8.3%
Recurring revenue	134,747	122,817	11,930	9.7%	(0.2%)	0.9%	9.0%
Systems and hardware	32,676	30,784	1,892	6.1%	(0.2%)	0.8%	5.6%
Net CAG revenue	$1,942,279	$1,811,583	$130,696	7.2%	—	0.1%	7.1%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher volumes in IDEXX VetLab consumables and reference laboratory testing, partially offset by macroeconomic and sector headwinds, and higher realized prices offsetting inflationary cost impacts.

The increase in IDEXX VetLab consumables revenue was primarily due to higher volume and price realization. Volume gains were supported by the benefits from 10% growth in our active installed base of premium instruments, which reflected new customers and continued high customer retention rates, and our expanded menu of available tests. The change in foreign currency exchange rates did not have a significant impact on revenue growth.

The decrease in rapid assay revenue resulted primarily from a shift of customers’ pancreatic lipase testing to our Catalyst instrument platform, as well as lower clinical visits in the U.S., partially offset by higher price realization. The change in foreign currency exchange rates decreased revenue growth by 0.1%.

The increase in reference laboratory diagnostic and consulting services revenue was due to higher global price realization and higher testing volumes in the U.S., Europe, and Asia Pacific. The change in foreign currency exchange rates increased revenue growth by 0.1%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of growth in our active installed base of premium instruments.

CAG Diagnostics Capital – Instrument Revenue. The increase in instrument revenue was primarily due to placements of our recently launched IDEXX inVue Dx Analyzer, partially offset by lower placements of other premium instruments. The change in foreign currency exchange rates decreased revenue growth by 0.4%.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in recurring revenue was primarily due to higher subscription and support services volume from our expanded installed base and from higher realized prices. The increase in our systems and hardware revenue was primarily due to higher diagnostic imaging system sales. The change in foreign currency exchange rates decreased revenue growth by 0.2%. Acquisitions increased revenue growth by 0.9%.

The following table presents the CAG segment results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$1,942,279		$1,811,583		$130,696	7.2%
Cost of revenue	725,354		696,276		29,078	4.2%
Gross profit	1,216,925	62.7%	1,115,307	61.6%	101,618	9.1%

Segment operating expenses:
Sales and marketing	289,808	14.9%	266,338	14.7%	23,470	8.8%
General and administrative	171,612	8.8%	228,831	12.6%	(57,219)	(25.0%)
Research and development	111,873	5.8%	98,892	5.5%	12,981	13.1%
Total segment operating expenses	573,293	29.5%	594,061	32.8%	(20,768)	(3.5%)
Segment income from operations	$643,632	33.1%	$521,246	28.8%	$122,386	23.5%

Gross Profit. Gross profit increased due to higher revenue and a 110 basis point increase in the gross profit margin. The increase in the gross profit margin reflected proportionately higher IDEXX VetLab consumable volume growth and the benefit from net price realization, offsetting inflationary cost impacts. These increases in the gross profit margin were reduced by the business mix impact from high instrument revenue. The change in foreign currency exchange rates on the gross profit margin was not significant.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs. General and administrative expense decreased primarily due to a $61.5 million expense in the prior year related to a litigation matter, partially offset by a related reduction in accrued expense of approximately $9 million in the first quarter of the current period and by higher personnel-related and information technology costs. Research and development expense increased primarily due to higher personnel-related costs, as well as higher project costs. The change in foreign currency exchange rates was not significant to operating expense growth.

Water

The following table presents the Water segment results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$96,322		$89,797		$6,525	7.3%
Cost of revenue	28,738		27,226		1,512	5.6%
Gross profit	67,584	70.2%	62,571	69.7%	5,013	8.0%

Segment operating expenses:
Sales and marketing	12,107	12.6%	11,487	12.8%	620	5.4%
General and administrative	7,123	7.4%	8,631	9.6%	(1,508)	(17.5%)
Research and development	2,895	3.0%	2,519	2.8%	376	14.9%
Total segment operating expenses	22,125	23.0%	22,637	25.2%	(512)	(2.3%)
Segment income from operations	$45,459	47.2%	$39,934	44.5%	$5,525	13.8%

Revenue. The increase in revenue was due to higher realized prices and higher volumes. The increase in volumes was due to higher testing volumes, primarily in Europe and Asia Pacific. The change in foreign currency exchange rates decreased revenue growth by 0.6%.

Gross Profit. Gross profit increased due to higher revenue as well as a 50 basis point increase in the gross profit margin. The increase in the gross profit margin was due to higher realized prices, partially offset by higher product costs. The change in foreign currency exchange rates decreased the gross profit margin by approximately 10 basis points, including the impact of higher hedge gains during the current period compared to the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher travel and meeting costs and higher personnel-related costs. General and administrative expense decreased primarily due to lower bad debt expense and lower personnel-related costs. Research and development expense increased primarily due to higher personnel-related costs. The change in foreign currency exchange rates decreased operating expense growth by less than 1%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$60,358		$58,511		$1,847	3.2%
Cost of revenue	31,064		27,719		3,345	12.1%
Gross profit	29,294	48.5%	30,792	52.6%	(1,498)	(4.9%)

Segment operating expenses:
Sales and marketing	14,858	24.6%	13,727	23.5%	1,131	8.2%
General and administrative	8,929	14.8%	8,487	14.5%	442	5.2%
Research and development	5,887	9.8%	6,213	10.6%	(326)	(5.2%)
Total segment operating expenses	29,674	49.2%	28,427	48.6%	1,247	4.4%
Segment income from operations	$(380)	(0.6%)	$2,365	4.0%	$(2,745)	(116.1%)

Revenue. The increase in revenue was primarily due to higher realized prices and an increase in test volumes in the Americas and Asia Pacific, partially offset by lower volumes in Europe. The change in foreign currency exchange rates decreased revenue growth by 0.2%.

Gross Profit. The decrease in gross profit was primarily due to a 410 basis point decrease in the gross profit margin, partially offset by higher revenue. The decrease in the gross profit margin was primarily due to higher product and related costs, partially offset by higher realized prices. The change in foreign currency exchange rates decreased the gross profit margin by approximately 50 basis points, including the impact of lower hedge gains during the current period compared to the prior period.

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

Other

The following table presents the Other results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$8,925		$7,782		$1,143	14.7%
Cost of revenue	4,617		4,223		394	9.3%
Gross profit	4,308	48.3%	3,559	45.7%	749	21.0%

Other operating expenses:
Sales and marketing	557	6.2%	566	7.3%	(9)	(1.6%)
General and administrative	2,578	28.9%	3,318	42.6%	(740)	(22.3%)
Research and development	304	3.4%	461	5.9%	(157)	(34.1%)
Total Other operating expenses	3,439	38.5%	4,345	55.8%	(906)	(20.9%)
Other income from operations	$869	9.7%	$(786)	(10.1%)	$1,655	(210.6%)

Revenue. The increase in revenue was primarily due to higher sales volumes of our OPTI Medical consumables and instruments.

Gross Profit. Gross profit increased due to higher revenues and a 260 basis point increase in the gross profit margin. The increase in the gross profit margin was largely due to lower product costs. The change in foreign currency exchange rates did not have a significant impact on the gross profit margin.

Operating Expenses. Sales and marketing expense increased due to higher personnel-related costs. General and administrative expense decreased primarily due to lower foreign currency transaction losses compared to the prior year. Research and development expense decreased due to lower activities that were not attributable to our three reportable segments.

Non-Operating Items

Interest Expense and Income. Interest expense was $19.0 million for the six months ended June 30, 2025, compared to $16.0 million for the same period during the prior year. The increase in interest expense was primarily due to higher average debt levels and, to a lesser extent, higher interest rates. Interest income was $1.8 million for the six months ended June 30, 2025, compared to $7.8 million for the same period during the prior year, primarily due to a decrease in money market investments.

Provision for Income Taxes. Our effective income tax rate was 20.2% for the six months ended June 30, 2025, compared to 20.9% for the six months ended June 30, 2024. The decrease in our effective tax rate was primarily driven by the resolution of international tax audits.

Liquidity and Capital Resources

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. We generate cash primarily through the payments made by customers for our companion animal veterinary, livestock, poultry, dairy, and water products and services, consulting services, and other various systems and services. Our cash disbursements are primarily related to compensation and benefits for our employees, inventory and supplies, repurchases of our common stock, taxes, research and development, capital expenditures, rents, occupancy-related charges, interest expense, and business acquisitions. Working capital totaled $138.5 million as of June 30, 2025, compared to $332.0 million as of December 31, 2024. The change in working capital is primarily due to lower cash balances and higher borrowings outstanding on the Credit Facility in the current year. As of June 30, 2025, we had $164.6 million of cash and cash equivalents, compared to $288.3 million as of December 31, 2024. As of June 30, 2025, we had a remaining borrowing availability of $669.1 million under our $1.25 billion Credit Facility, with $579.0 million in outstanding borrowings under the Credit Facility. As of December 31, 2024, we had $250.0 million in outstanding borrowings under the Credit Facility. The general availability of funds under our Credit Facility is reduced by $1.9 million for outstanding letters of credit. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example, to fund significant discretionary activities, we could elect to raise capital in the U.S. through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and cash equivalents are generally available without restrictions to fund ordinary business operations outside the U.S.
The following table presents cash and cash equivalents held domestically and by our foreign subsidiaries:

Cash and cash equivalents (dollars in thousands)	June 30, 2025	December 31, 2024

U.S.	$18,555	$145,118
Foreign	146,039	143,148
Total	$164,594	$288,266

Total cash and cash equivalents held in U.S. dollars by our foreign subsidiaries	$12,129	$10,623
As of June 30, 2025, of the $164.6 million of cash and cash equivalents held, $157.1 million was held as bank deposits and $7.5 million was held in a U.S. government money market fund. As of December 31, 2024, of the $288.3 million of cash and cash equivalents held, $148.7 million was held as bank deposits and $139.6 million was held in a U.S. government money market fund. Our bank deposits are held at a diversified group of institutions, primarily systemically important banks. Cash and cash equivalents as of June 30, 2025, included approximately $1.0 million in cash denominated in non-U.S. currencies held in a country with currency control restrictions, which limit our ability to transfer funds outside of the country in which they are held without incurring costs.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024

Days sales outstanding (1)	44.7	45.7	47.1	48.9	47.3
Inventory turns (2)	1.5	1.3	1.3	1.3	1.4

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

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Six Months Ended June 30,
(dollars in thousands)	2025	2024	Change

Net cash provided by operating activities	$423,705	$446,897	$(23,192)
Net cash used by investing activities	(63,238)	(139,851)	76,613
Net cash used by financing activities	(495,952)	(354,312)	(141,640)
Net effect of changes in exchange rates on cash	11,813	(5,076)	16,889
Net change in cash and cash equivalents	$(123,672)	$(52,342)	$(71,330)

Operating Activities. Cash provided by operating activities during the six months ended June 30, 2025, was $423.7 million, which was a net decrease in operating cash flows of $23.2 million, compared to the same period during the prior year. Cash was provided from net income of $536.7 million, adjusted for net non-cash items of $111.6 million, partially offset by a net decrease from changes in operating assets and liabilities of $224.5 million. The following table presents cash flow impacts from changes in operating assets and liabilities, excluding the effects of foreign exchange rate fluctuations:

	For the Six Months Ended June 30,
(dollars in thousands)	2025	2024	Change

Accounts receivable	$(74,889)	$(82,981)	$8,092
Inventories	(4,081)	(6,213)	2,132
Other assets and liabilities	(139,906)	18,783	(158,689)
Accounts payable	(12,113)	3,802	(15,915)
Deferred revenue	6,446	(526)	6,972
Total change in cash due to changes in operating assets and liabilities	$(224,543)	$(67,135)	$(157,408)

Cash used by changes in operating assets and liabilities during the six months ended June 30, 2025, increased $157.4 million, compared to the same period during the prior year. During the current period, we paid approximately $80 million, which was accrued in prior years, to conclude a litigation matter and the payment is included within the cash flow impacts from changes in other assets and liabilities. Higher tax payments in the current period and an increase in contract assets arising from customer commitment arrangements, partially offset by lower annual employee incentive program payments in the current period, also contributed to the increase in cash used for other assets and liabilities, compared to the same period in the prior year.

We have historically experienced proportionately lower net cash flows from operating activities during the first quarter and proportionately higher cash flows from operating activities for the remainder of the year driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

Investing Activities. Cash used by investing activities was $63.2 million during the six months ended June 30, 2025, compared to $139.9 million for the same period during the prior year. The decrease in cash used by investing activities was primarily due to the acquisition of a software business during the prior-year period.

Our total capital expenditure plan for 2025 is estimated to be approximately $160.0 million, which includes capital investments in manufacturing and operations facilities to support growth and efficiencies, as well as investments in customer-facing software development.

Financing Activities. Cash used by financing activities was $496.0 million during the six months ended June 30, 2025, compared to $354.3 million used for the same period during the prior year. The increase in cash used was primarily due to $739.0 million of repurchases of our common stock during the current year, compared to $370.3 million of repurchases during the prior year, as well as a payment upon the maturity of our 2025 Series C Notes equivalent to $103.4 million. This increase in cash used by financing activities was partially offset by $329.0 million in net borrowings under our Credit Facility during the current year, compared to no activity under our Credit Facility during the prior-year period. We also remitted approximately $8.4 million of excise tax related to the repurchase of our common stock on April 15, 2025, which is included in the repurchases of common stock on our cash flow statement.

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

As of June 30, 2025, we had $579.0 million in outstanding borrowings under the Credit Facility, of which $250.0 million is outstanding borrowings under our term loan that matures on October 20, 2025. We anticipate paying off our term loan when due in October 2025, with available cash on hand, borrowings under our line of credit, or a combination thereof. The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test as described below.

The aggregate principal amounts of our 2025 Series B Notes will become due and payable on December 11, 2025. We anticipate paying off our 2025 Series B Notes for $75.0 million when due in December 2025, with available cash on hand, borrowings under our Credit Facility, or proceeds from the issuance of new notes, or a combination thereof.

Should we elect to prepay any of our senior notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Senior Note Agreements. Additionally, in the event of a change in control of the Company or upon the disposition of certain assets of the Company, the proceeds of which are not reinvested (as defined in the Senior Note Agreements), we may be required to prepay all or a portion of the senior notes. The obligations under the senior notes may be accelerated upon the occurrence of an event of default under the applicable Senior Note Agreements, each of which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under ERISA, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness, and a change of control default. The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test as described below.

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

Financial Covenant. The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, non-recurring transaction expenses incurred in connection with acquisitions, share-based compensation expense, and certain other non-cash losses and charges (“Adjusted EBITDA”), as defined in the Senior Note Agreement and Credit Facility, not to exceed 3.5-to-1. As of June 30, 2025, we were in compliance with such covenant. The following details our consolidated leverage ratio calculation:

(dollars in thousands)	Twelve Months Ended
Trailing 12 Months Adjusted EBITDA:	June 30, 2025

Net income attributable to stockholders	$985,656
Interest expense	34,182
Provision for income taxes	242,076
Depreciation and amortization	137,674
Acquisition-related expense	—
Share-based compensation expense	59,645
Extraordinary and other non-recurring non-cash charges	—
Adjusted EBITDA	$1,459,233

Debt to Adjusted EBITDA Ratio:	June 30, 2025

Line of Credit	$579,000
Current and long-term portions of long-term debt	524,806
Total debt	1,103,806
Acquisition-related contingent consideration payable	1,787
Deferred financing costs	194
Gross debt	$1,105,787
Gross debt to Adjusted EBITDA ratio	0.76

Less: Cash and cash equivalents	$164,594
Net debt	$941,193
Net debt to Adjusted EBITDA ratio	0.64

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies, and guarantees as of June 30, 2025, are described in Note 16 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

Approximately 22% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies for the three and six months ended June 30, 2025, compared to approximately 21% for both the three and six months ended June 30, 2024. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated costs and expenses and foreign currency denominated supply contracts partially offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. dollar denominated revenues.

The following table presents the estimated foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share (net of tax) for the current period compared to the respective prior-year period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024

Revenue increase (decrease)	$12,454	$(7,109)	$201	$(6,862)

Operating profit (decrease) increase, excluding hedge activity and exchange impacts of foreign currency transactions	$5,490	$(3,811)	$(1,795)	$(3,638)
Hedge (losses) gains - current period	(1,180)	1,721	2,565	2,531
Foreign currency transactions (losses) - current period	(568)	(1,001)	(1,239)	(1,934)
Operating profit increase (decrease) - current period	$3,742	$(3,091)	$(469)	$(3,041)

Hedge gains - prior period	(1,721)	(115)	(2,531)	(450)
Foreign currency transaction losses - prior period	1,001	593	1,934	675
Operating profit increase (decrease) - compared to prior period	$3,022	$(2,613)	$(1,066)	$(2,816)

Diluted earnings per share increase (decrease) - compared to prior period	$0.03	$(0.02)	$(0.01)	$(0.02)
At our current foreign exchange rate assumptions, we anticipate year-over-year changes for the remainder of the year will increase our revenues by approximately $28 million and increase operating profit and diluted earnings per share by approximately $13 million and $0.13 per share, respectively. These favorable currency impacts to our operating profit and diluted earnings per share include net year-over-year impacts of foreign currency hedging activity, which is expected to decrease our total operating profit by approximately $5 million and $0.05 per share for the remainder of the year ending December 31, 2025. These estimates assume that the value of the U.S. dollar will reflect the euro at $1.15, the British pound at $1.34, the Canadian dollar at $0.72, and the Australian dollar at $0.64; and the Japanese yen at ¥149, the Chinese renminbi at RMB 7.26, and the Brazilian real at R$5.55 relative to the U.S. dollar for the remainder of 2025. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations.

Based on projected revenues and expenses for the remainder of 2025, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1% strengthening of the U.S. dollar would reduce revenue by approximately $8 million and operating income by approximately $3 million, net of hedge positions.

Interest Rate Risk. We entered into an interest rate swap to manage the effect of variable interest obligations on amounts borrowed under the terms of the Credit Facility. Beginning on March 31, 2023, the variable interest rate associated with $250.0 million of borrowings outstanding under the Credit Facility became effectively fixed at 3.9%, plus the applicable credit spread, through October 20, 2025. Borrowings outstanding under the Credit Facility at June 30, 2025, were $579.0 million. We have designated the interest rate swap as a cash flow hedge. For more information regarding our interest rate swap, refer to “Part I, Item 1. Financial Statements, Note 19. Hedging Instruments.”

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2025, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (3) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

April 1 to April 30, 2025	383,300		$412.72	383,300	4,819,446
May 1 to May 31, 2025	194,263		$500.94	194,302	4,625,144
June 1 to June 30, 2025	136,073		$529.27	137,924	4,487,220
Total	713,636	(2)		715,526	4,487,220

(1)As of December 31, 2024, our Board of Directors had approved the repurchase of up to 78 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program, which amount includes the approval of an additional 5 million shares on December 3, 2024. The initial program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program has been increased by the Board of Directors on numerous occasions. There is no specified expiration date for this repurchase program and it may be suspended or discontinued at any time. There were no other repurchase programs outstanding during the three months ended June 30, 2025, and no share repurchase programs expired during the period.

(2)During the three months ended June 30, 2025, we received 1,890 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

(3)Includes the nondeductible 1% excise tax for shares repurchased in the open market.

Refer to Note 12 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Item 5. Other Information

Rule 10b5-1 Trading Plan Elections

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date / Period End Date	Filed / Furnished Herewith

Rule 13a-14(a)/15-14(a) certifications

3.1	Amended and Restated Certificate of Incorporation of IDEXX Laboratories, Inc., dated May 7, 2025	8-K	3.1	5/09/25

3.2	Amended and Restated By-Laws of IDEXX Laboratories, Inc., amended through May 7, 2025	8-K	3.2	5/09/25

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
					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)				X

Interactive data file

101	The following financial and related information from IDEXX Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL, and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Andrew Emerson
Date: August 4, 2025	Andrew Emerson
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)