Form 10-Q
period 2025-09-30
IDEXX LABORATORIES INC /DE
filed 2025-11-03
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 79,851,330 on October 29, 2025.

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term / Abbreviation	Definition

AOCI	Accumulated other comprehensive income or loss
ASU	Accounting Standards Update
CAG	Companion Animal Group, a reporting segment that provides veterinarians diagnostic products and services and information management solutions that enhance the health and well-being of pets
Credit Facility	Our $1.25 billion five-year unsecured credit facility under an amended and restated credit agreement; consisting of i) $1 billion revolving credit facility, also referred to as line of credit, and ii) $250 million three-year term loan
FASB	U.S. Financial Accounting Standards Board
LPD	Livestock, Poultry and Dairy, a reporting segment that provides diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve producer efficiency
OPTI Medical
OPTI Medical Systems, Inc., a wholly owned subsidiary of IDEXX Laboratories Inc., also referred to as OPTI, located in Roswell, Georgia. This business provides point-of-care and laboratory diagnostics (including electrolyte and blood gas analyzers and related consumable products) for the human medical diagnostics sector. The Roswell facility also manufactures electrolytes slides (instrument consumables) to run Catalyst OneTM Catalyst DxTM, and blood gas analyzers and consumables for the veterinary market

Organic revenue growth	A non-GAAP financial measure and represents the percentage change in revenue, compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies
Reported revenue growth	Represents the percentage change in revenue reported in accordance with U.S. GAAP, compared to the same period during the prior year
SaaS	Software-as-a-service
SEC	U.S. Securities and Exchange Commission
Senior Note Agreements	Note purchase agreements for the private placement of senior notes, referred to as senior notes or long-term debt
SOFR	The secured overnight financing rate as administered by the Federal Reserve Board of New York (or a successor administrator of the secured overnight financing rate)
U.S. GAAP	Accounting principles generally accepted in the United States of America
Water	Water, a reporting segment that provides water microbiology testing products

IDEXX LABORATORIES, INC.
Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION
Item 1.  Financial Statements
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024

ASSETS
Current Assets:
Cash and cash equivalents	$208,166	$288,266
Accounts receivable, net	566,881	473,575
Inventories	391,564	381,877
Other current assets	310,444	256,179
Total current assets	1,477,055	1,399,897
Long-Term Assets:
Property and equipment, net	739,437	713,123
Operating lease right-of-use assets	128,207	116,129
Goodwill	413,651	405,100
Intangible assets, net	114,790	111,676
Other long-term assets	513,572	547,518
Total long-term assets	1,909,657	1,893,546
TOTAL ASSETS	$3,386,712	$3,293,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$122,265	$114,211
Accrued liabilities	488,856	502,119
Credit facility	455,000	250,000
Current portion of long-term debt	149,997	167,787
Current portion of deferred revenue	35,693	33,799
Total current liabilities	1,251,811	1,067,916
Long-Term Liabilities:
Deferred income tax liabilities	3,724	11,312
Long-term debt, net of current portion	374,825	449,786
Deferred revenue, net of current portion	31,051	26,939
Operating lease liabilities, net of current portion	106,494	97,836
Other long-term liabilities	57,621	44,341
Total long-term liabilities	573,715	630,214
Total liabilities	1,825,526	1,698,130

Commitments, Contingencies and Guarantees (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 108,301 shares in 2025 and 107,836 shares in 2024; Outstanding: 79,999 shares in 2025 and 81,604 shares in 2024	10,830	10,784
Additional paid-in capital	1,792,787	1,673,863
Deferred stock units: Outstanding: 60 units in 2025 and 60 units in 2024	6,229	5,885
Retained earnings	6,143,714	5,332,438
Accumulated other comprehensive loss	(72,950)	(93,645)
Treasury stock, at cost: 28,303 shares in 2025 and 26,232 shares in 2024	(6,319,424)	(5,334,012)
Total stockholders’ equity	1,561,186	1,595,313
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,386,712	$3,293,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue:
Product revenue	$656,159	$567,987	$1,886,771	$1,688,308
Service revenue	449,080	407,556	1,326,352	1,254,908
Total revenue	1,105,239	975,543	3,213,123	2,943,216
Cost of Revenue:
Cost of product revenue	206,961	176,271	587,639	533,683
Cost of service revenue	214,924	203,234	624,019	601,266
Total cost of revenue	421,885	379,505	1,211,658	1,134,949
Gross profit	683,354	596,038	2,001,465	1,808,267
Expenses:
Sales and marketing	159,157	146,281	476,487	438,399
General and administrative	105,936	91,887	296,178	341,154
Research and development	63,415	53,978	184,374	162,063
Total operating expense	328,508	292,146	957,039	941,616
Income from operations	354,846	303,892	1,044,426	866,651
Interest expense	(10,655)	(7,697)	(29,642)	(23,707)
Interest income	580	2,714	2,423	10,500
Income before provision for income taxes	344,771	298,909	1,017,207	853,444
Provision for income taxes	70,161	66,068	205,931	181,726
Net income	$274,610	$232,841	$811,276	$671,718

Earnings per Share:
Basic	$3.43	$2.83	$10.06	$8.12
Diluted	$3.40	$2.80	$9.99	$8.05
Weighted Average Shares Outstanding:
Basic	80,096	82,304	80,605	82,675
Diluted	80,675	83,056	81,207	83,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Net income	$274,610	$232,841	$811,276	$671,718
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,715)	26,397	58,434	(1,261)
Reclassification adjustment for defined benefit plans included in net income, net of tax of $25 and $71 in 2025 and $21 and $50 in 2024	134	122	381	269
Unrealized (loss) on Euro-denominated notes, net of tax (benefit) of $0 and $(2,511) in 2025 and $(957) and $(228) in 2024	—	(3,068)	(8,958)	(732)
Unrealized gain on investments, net of tax expense of $0 and $0 in 2024	—	—	—	1
Reclassification adjustment on investments included in net income, net of tax expense of $0 and $51 in 2024	—	—	—	163
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on foreign currency exchange contracts, net of tax expense (benefit) of $1,553 and $(6,214) in 2025 and $(2,868) and $228 in 2024	4,245	(7,702)	(15,364)	444
Unrealized gain (loss) on cross currency swaps, net of tax expense (benefit) of $340 and $(4,038) in 2025 and $(1,171) and $(116) in 2024	1,097	(3,754)	(12,950)	(370)
Unrealized gain (loss) on interest rate swap, net of tax expense (benefit) of $(7) and $66 in 2025 and $(560) and $310 in 2024	(20)	(1,793)	214	997
Reclassification adjustments for (gain) loss included in net income, net of tax (expense) benefit of $428 and $(477) in 2025 and $(380) and $(1,563) in 2024	1,259	(992)	(1,062)	(4,276)
Unrealized gain (loss) on derivative instruments	6,581	(14,241)	(29,162)	(3,205)
Other comprehensive income (loss), net of tax	4,000	9,210	20,695	(4,765)
Comprehensive income	$278,610	$242,051	$831,971	$666,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2024	107,836	$10,784	$1,673,863	$5,885	$5,332,438	$(93,645)	$(5,334,012)	$1,595,313
Net income	—	—	—	—	242,677	—	—	242,677
Other comprehensive loss, net	—	—	—	—	—	3,554	—	3,554
Repurchases of common stock, net	—	—	—	—	—	—	(415,260)	(415,260)
Common stock issued for share-based compensation plans, including excess tax benefit	80	8	7,135	(29)	—	—	—	7,114
Share-based compensation cost	—	—	14,615	—	—	—	—	14,615
Balance March 31, 2025	107,916	$10,792	$1,695,613	$5,856	$5,575,115	$(90,091)	$(5,749,272)	$1,448,013
Net income	—	—	—	—	293,989	—	—	293,989
Other comprehensive loss, net	—	—	—	—	—	13,141	—	13,141
Repurchases of common stock, net	—	—	—	—	—	—	(328,498)	(328,498)
Common stock issued for share-based compensation plans, including excess tax benefit	125	12	16,943	373	—	—	—	17,328
Share-based compensation cost	—	—	14,854	—	—	—	—	14,854
Balance June 30, 2025	108,041	$10,804	$1,727,410	$6,229	$5,869,104	$(76,950)	$(6,077,770)	$1,458,827
Net income	—	—	—	—	274,610	—	—	274,610
Other comprehensive loss, net	—	—	—	—	—	4,000	—	4,000
Repurchases of common stock, net	—	—	—	—	—	—	(241,654)	(241,654)
Common stock issued for share-based compensation plans, including excess tax benefit	260	26	50,944	—	—	—	—	50,970
Share-based compensation cost		—	14,433	—	—	—	—	14,433
Balance September 30, 2025	108,301	$10,830	$1,792,787	$6,229	$6,143,714	$(72,950)	$(6,319,424)	$1,561,186

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2023	107,506	$10,751	$1,569,565	$5,530	$4,444,571	$(71,206)	$(4,474,681)	$1,484,530
Net income	—	—	—	—	235,579	—	—	235,579
Other comprehensive income, net	—	—	—	—	—	(9,191)	—	(9,191)
Repurchases of common stock, net	—	—	—	—	—	—	(177,192)	(177,192)
Common stock issued for share-based compensation plans, including excess tax benefit	161	16	20,792	(28)	—	—	—	20,780
Share-based compensation cost	—	—	14,392	8	—	—	—	14,400
Balance March 31, 2024	107,667	$10,767	$1,604,749	$5,510	$4,680,150	$(80,397)	$(4,651,873)	$1,568,906
Net income	—	—	—	—	203,298	—	—	203,298
Other comprehensive income, net	—	—	—	—	—	(4,784)	—	(4,784)
Repurchases of common stock, net	—	—	—	—	—	—	(208,246)	(208,246)
Common stock issued for share-based compensation plans, including excess tax benefit	19	2	4,983	375	—	—	—	5,360
Share-based compensation cost	—	—	15,719	—	—	—	—	15,719
Balance June 30, 2024	107,686	$10,769	$1,625,451	$5,885	$4,883,448	$(85,181)	$(4,860,119)	$1,580,253
Net income	—	—	—	—	232,841	—	—	232,841
Other comprehensive income, net	—	—	—	—	—	9,210	—	9,210
Repurchases of common stock, net	—	—	—	—	—	—	(225,163)	(225,163)
Common stock issued for share-based compensation plans, including excess tax benefit	19	1	4,994	—	—	—	—	4,995
Share-based compensation cost	—	—	15,918	—	—	—	—	15,918
Balance September 30, 2024	107,705	$10,770	$1,646,363	$5,885	$5,116,289	$(75,971)	$(5,085,282)	$1,618,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

Cash Flows from Operating Activities:
Net income	$811,276	$671,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,462	96,230
Impairment charge	—	250
Provision for credit losses	5,979	5,080
Deferred income taxes	99,675	(28,870)
Share-based compensation expense	43,902	46,037
Other	3,244	1,034
Changes in assets and liabilities:
Accounts receivable	(82,586)	(56,087)
Inventories	(2,202)	(24,756)
Other assets and liabilities	(160,944)	(45,272)
Accounts payable	(4,977)	2,347
Deferred revenue	6,216	(735)
Net cash provided by operating activities	826,045	666,976
Cash Flows from Investing Activities:
Purchases of property and equipment	(95,242)	(91,667)
Acquisition of intangible assets	(13,350)	—
Equity investments	(756)	—
Acquisition of a business	—	(76,694)
Proceeds from net investment hedges	1,239	1,142
Net cash used by investing activities	(108,109)	(167,219)
Cash Flows from Financing Activities:
Borrowings under credit facility, net	205,000	—
Payments of senior notes	(103,386)	(75,000)
Repurchases of common stock	(979,190)	(591,042)
Proceeds from exercises of stock options and employee stock purchase plans	75,493	31,237
Shares withheld for statutory tax withholding payments on restricted stock	(7,179)	(10,486)
Net cash used by financing activities	(809,262)	(645,291)
Net effect of changes in exchange rates on cash	11,226	238
Net decrease in cash and cash equivalents	(80,100)	(145,296)
Cash and cash equivalents at beginning of period	288,266	453,932
Cash and cash equivalents at end of period	$208,166	$308,636

Supplemental Cash Flow Information:
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$6,778	$10,405

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

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The condensed consolidated balance sheet data as of December 31, 2024, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, (the “2024 Annual Report”).

The preparation of our condensed consolidated financial statements requires us to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments, assumptions, and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenues and expenses.

NOTE 2.    ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025, are consistent with those discussed in “Note 2. Summary of Significant Accounting Policies” to the consolidated financial statements in our 2024 Annual Report, and as updated below.

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

New Accounting Pronouncements Not Yet Adopted

In September 2025, the FASB issued Accounting Standard Update (ASU) 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” which amends the existing standard related to accounting for internal-use software development costs. The amendments modernize the recognition and capitalization framework to better align with current software development practices by removing references to project stages and clarify the criteria for capitalization, which begins when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the timing of adoption and the impact of this amendment on the consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This amendment provides an optional practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses on current accounts receivable and contract assets arising from transactions accounted for under Topic ASC 606 - Revenue from Contracts with Customers. The amendment is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the timing of adoption and impact of this amendment on the consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, to provide disaggregated disclosures of specific expense categories underlying all relevant income statement expense line items on an annual and interim basis. The disclosure requirements will apply on a prospective basis, with the option to apply them retrospectively. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are evaluating ASU 2024-03 to determine its impact on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of income tax rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024, and may be applied either prospectively or retrospectively. There will be no impact to our consolidated balance sheets or statements of operations; however, we anticipate providing the additional required income tax disclosures within our annual consolidated financial statements that will be included in our Annual Report on Form 10-K for the year ending December 31, 2025.

NOTE 3.    REVENUE

Revenues by Product and Service Categories and by Principal Geographic Areas

We present disaggregated revenue for our CAG segment based on major product and service categories. Our Water and LPD segments comprise a single major product category.

The following table presents revenue by major product and service categories:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
CAG segment revenue:
CAG Diagnostics recurring revenue:	$873,273	$783,443	$2,557,535	$2,372,041
IDEXX VetLab consumables	387,813	329,128	1,107,704	971,405
Rapid assay products	88,638	92,774	272,912	282,379
Reference laboratory diagnostic and consulting services	362,725	328,383	1,074,825	1,020,094
CAG Diagnostics services and accessories	34,097	33,158	102,094	98,163

CAG Diagnostics capital - instruments	$51,479	$29,528	$142,073	$98,912

Veterinary software, services and diagnostic imaging systems:	$87,782	$79,019	$255,205	$232,620
Recurring revenue	70,988	64,644	205,735	187,461
Systems and hardware	16,794	14,375	49,470	45,159
CAG segment revenue	$1,012,534	$891,990	$2,954,813	$2,703,573

Water segment revenue	54,297	50,162	150,619	139,959
LPD segment revenue	33,944	28,992	94,302	87,503
Other segment revenue	4,464	4,399	13,389	12,181

Total revenue	$1,105,239	$975,543	$3,213,123	$2,943,216

The following table presents revenue by principal geographic area, based on customers’ domiciles:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$705,040	$638,058	$2,077,770	$1,929,213
Europe, the Middle East and Africa	245,061	198,605	682,879	599,125
Asia Pacific Region	90,724	80,972	261,755	237,711
Canada	41,377	36,927	125,368	114,630
Latin America & Caribbean	23,037	20,981	65,351	62,537
Total revenue	$1,105,239	$975,543	$3,213,123	$2,943,216

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

On December 31, 2024, our contract assets were $246.3 million, of which approximately $15.5 million and $47.7 million were reclassified to accounts receivable when customers were billed for related products and services during the three and nine months ended September 30, 2025, respectively. Furthermore, as a result of new placements under commitment arrangements, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our contract assets were $288.7 million as of September 30, 2025. We monitor customer purchases over the term of their arrangement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the three and nine months ended September 30, 2025, were not material.

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

On December 31, 2024, our capitalized consideration paid to customers was $196.6 million, of which approximately $15.2 million and $47.5 million were recognized as a reduction of revenue during the three and nine months ended September 30, 2025, respectively. Furthermore, as a result of new payments to customers, net of subsequent recognition, our capitalized consideration paid to customers was $237.3 million as of September 30, 2025. We monitor customer purchases over the term of their arrangement to assess the realizability of our capitalized consideration paid to customers and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the three and nine months ended September 30, 2025, were not material.

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

On December 31, 2024, our deferred revenue related to rebate and up-front consideration arrangements was $30.0 million, of which approximately $2.5 million and $7.9 million were recognized when customers purchased eligible products and services during the three and nine months ended September 30, 2025, respectively. Furthermore, as a result of new customer purchases under rebate and up-front consideration arrangements, net of subsequent recognition, our deferred revenue was $34.6 million as of September 30, 2025, of which approximately 8%, 29%, 25%, 18%, and 20% are expected to be recognized during the remainder of 2025, the full years 2026, 2027, 2028, and thereafter, respectively.

For our customer commitment arrangements, we estimate future revenues related to multi-year arrangements to be approximately $4.7 billion, of which approximately 7%, 27%, 24%, 21%, and 21% are expected to be recognized during the remainder of 2025, the full years 2026, 2027, 2028, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to future purchases, net of the expected revenue reductions from consideration paid to customers and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

Instrument Rental Arrangements. Revenues from instrument rental and reagent rental arrangements are recognized either as operating leases on a ratable basis over the term of the arrangement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental arrangements in equal monthly amounts over the term of the rental arrangement. For some arrangements, customers are provided with the right to purchase the instrument at the end of the lease term. Our reagent rental arrangements provide customers the right to use our instruments upon entering into multi-year arrangements to purchase minimum annual amounts of consumables. These types of arrangements include an embedded lease for the right to use our instrument, and we determine the amount of lease revenue allocated to the instrument based on relative standalone selling prices. Lease revenues are presented in product revenue on our consolidated income statement. Lease revenues were approximately $4.8 million and $11.8 million for the three and nine months ended September 30, 2025, respectively, compared to $3.5 million and $10.6 million and for the three and nine months ended September 30, 2024, respectively, including both operating leases and sales-type leases.

Sales-type Reagent Rental Arrangements. Our reagent rental arrangements that effectively transfer control of instruments to our customers are classified as sales-type leases, and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is reclassified to accounts receivable when customers are billed for products and services over the term of the arrangement. On December 31, 2024, our lease receivable assets were $19.0 million, of which approximately $1.3 million and $4.0 million were reclassified to accounts receivable when customers were billed for related products and services during the three and nine months ended September 30, 2025, respectively. Furthermore, as a result of new placements under sales-type reagent rental arrangements, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $18.2 million as of September 30, 2025. The impacts of discounting and unearned income as of September 30, 2025, were not material. Profit and loss recognized at the commencement date and interest income during the three and nine months ended September 30, 2025, were not material. We monitor customer purchases over the term of their arrangement to assess the realizability of our lease receivable assets. Impairments during the three and nine months ended September 30, 2025, were not material.

Operating-type Reagent Rental Arrangements. Our reagent rental arrangements that do not effectively transfer control of instruments to our customers are classified as operating leases, and we recognize instrument revenue and costs ratably over the term of the arrangement. The cost of the instrument is capitalized within property and equipment. During the three and nine months ended September 30, 2025, we transferred instruments of $1.8 million and $7.9 million, respectively, compared to $3.9 million and $10.5 million during the three and nine months ended September 30, 2024, respectively, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental arrangements of approximately $75.6 million, of which approximately 7%, 24%, 21%, 18%, and 30% are expected to be recognized during the remainder of 2025, and the full years 2026, 2027, 2028, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of expected price adjustments, and as a result, may be lower than stated contractual commitments by our customers.

Deferred Extended Warranties and Post-Contract Support Revenue

On December 31, 2024, our deferred revenue related to extended warranties and post-contract support was $25.2 million, of which approximately $1.3 million and $18.7 million were recognized during the three and nine months ended September 30, 2025, respectively. Furthermore, as a result of new arrangements, our deferred revenue related to extended warranties and post-contract support was $26.3 million at September 30, 2025. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less, and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $9.0 million at September 30, 2025, of which approximately 11%, 40%, 26%, 13%, and 10% are expected to be recognized during the remainder of 2025, and the full years 2026, 2027, 2028, and thereafter, respectively. We have determined these arrangements do not include a significant financing component.

Costs to Obtain a Contract

On December 31, 2024, our deferred commission costs, included within other current and long-term assets, were $22.0 million, of which approximately $1.7 million and $5.3 million of commission expense were recognized during the three and nine months ended September 30, 2025, respectively. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $21.5 million at September 30, 2025. Impairments of deferred commission costs during the three and nine months ended September 30, 2025, were not material.

NOTE 4.    ACQUISITIONS, ASSET PURCHASES AND INVESTMENTS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range, customer base, or existing product and service lines. From time to time, we acquire businesses that we account for as either asset purchases or business combinations, and noncontrolling minority interests in business entities, which we recognize under either the equity or cost method, in accordance with our policy.

Asset Purchase

On September 8, 2025, we acquired a customer relationship intangible asset of a privately-owned reference laboratory in the U.S. for approximately $15.6 million, including an estimated contingent payment of $2.3 million. The customer relationship intangible has an estimated life of 10 years. The revenue associated with the acquired customer relationships has been included in our CAG segment since the acquisition date.

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
NOTE 5.    SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units, performance-based restricted stock units, and employee stock purchase rights awarded during the three and nine months ended September 30, 2025, totaled $2.0 million and $70.2 million, respectively, compared to $1.2 million and $71.4 million for the three and nine months ended September 30, 2024, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding as of September 30, 2025, was $80.9 million, which will be recognized over a weighted average period of approximately 1.5 years. During the three and nine months ended September 30, 2025, we recognized share-based compensation expenses of $14.4 million and $43.9 million, respectively, compared to $15.9 million and $46.0 million for the three and nine months ended September 30, 2024, respectively.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Nine Months Ended September 30,
	2025	2024

Expected stock price volatility	33%	32%
Expected term, in years	7.3	7.0
Risk-free interest rate	4.5%	4.3%
Weighted average fair value of options granted	$206.80	$239.49
NOTE 6.    CREDIT LOSSES

We are exposed to credit losses primarily through sales of products and services to our customers. We maintain allowances for credit losses for potentially uncollectible receivables. We base our estimates on a detailed analysis of specific customer situations and a percentage of our accounts receivable by aging category. Additionally, our estimates are developed based on historical credit loss experience, estimates of recoveries, current economic conditions, and future expectations.

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

Accounts Receivable

The allowance for credit losses associated with accounts receivable was $11.7 million and $12.6 million as of September 30, 2025, and December 31, 2024, respectively. The amount of accounts receivable reflected on the balance sheet is net of this allowance. Based on an aging analysis, as of September 30, 2025, approximately 88% of our accounts receivable had not yet reached the invoice due date, and approximately 12% were considered past due. As of December 31, 2024, approximately 85% of our accounts receivable had not yet reached the invoice due date, and approximately 15% were considered past due.

Contract Assets and Lease Receivables

The allowance for credit losses associated with contract assets and lease receivables was $8.0 million and $6.8 million as of September 30, 2025, and December 31, 2024, respectively. The assets reflected on the balance sheet are net of these allowances.

NOTE 7.    INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The components of inventories were as follows:

(in thousands)	September 30, 2025	December 31, 2024

Raw materials	$102,497	$104,195
Work-in-process	33,972	31,907
Finished goods	255,095	245,775
Total inventories	$391,564	$381,877
NOTE 8.    LEASE COMMITMENTS

Maturities of operating lease liabilities were as follows:

(in thousands)	September 30, 2025

2025 (remainder of year)	$5,955
2026	34,203
2027	29,090
2028	22,846
2029	18,148
Thereafter	43,247
Total lease payments	153,489
Less imputed interest	(20,348)
Total operating lease liabilities (current and long-term)	$133,141

Supplemental cash flow information for leases was as follows:

(in thousands)	For the Nine Months Ended September 30,
	2025	2024

Cash paid for amounts included in the measurement of operating lease liabilities	$24,804	$21,398
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations (1)	$28,717	$22,331

(1) Additions for the nine months ended September 30, 2024, include $1.0 million of right-of-use assets obtained in connection with a business acquisition in the first quarter of 2024.

NOTE 9.    OTHER CURRENT AND LONG-TERM ASSETS

Other Current Assets

Other current assets consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024

Taxes receivable	$76,132	$26,990
Contract assets, net (1)	71,953	60,751
Consideration paid to customers	70,010	61,653
Prepaid expenses	60,815	58,626
Other assets	31,534	48,159
Total other current assets	$310,444	$256,179

(1) Contract assets, net, are net of allowances for credit losses. Refer to "Note 6. Credit Losses."

Other Long-Term Assets

Other long-term assets consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024

Contract assets, net (1)	$216,778	$185,506
Consideration paid to customers	167,256	134,896
Equity investments	31,760	31,004
Deferred income taxes	31,497	125,630
Investments in long-term product supply arrangements	27,305	26,714
Other assets	38,976	43,768
Total other long-term assets	$513,572	$547,518

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

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Payment obligations outstanding at the beginning of the period	$7,237	$8,747	$5,967	$9,057
Payment obligations additions during the period	15,648	11,725	45,476	35,049
Payment obligations settled during the period	(15,640)	(14,968)	(44,198)	(38,602)
Payment obligations outstanding at the end of the period	$7,245	$5,504	$7,245	$5,504

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024

Accrued employee compensation and related expenses	$192,517	$174,583
Accrued expenses	94,110	165,550
Accrued taxes	89,197	62,252
Accrued customer incentives and refund obligations	86,385	78,195
Current lease liabilities	26,647	21,539
Total accrued liabilities	$488,856	$502,119

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024

Accrued taxes	$14,780	$20,898
Other accrued long-term expenses	42,841	23,443
Total other long-term liabilities	$57,621	$44,341

NOTE 11.    DEBT

Credit Facility

At September 30, 2025, we had $455.0 million in outstanding borrowings under the Credit Facility, of which $250.0 million is under the Term Loan, and $205.0 million is under the revolving credit facility, with a weighted average effective interest rate for the nine months ended September 30, 2025, on the total outstanding borrowings of 5.3%, excluding any impact of our interest rate swap. At December 31, 2024, we had $250.0 million outstanding under the Credit Facility, all of which was under the $250.0 million Term Loan, with a full year weighted average effective interest rate of 6.2%, excluding any impact of our interest rate swap. At September 30, 2025, we had remaining borrowing availability of $793.2 million under our $1.25 billion Credit Facility. The funds available under the Credit Facility reflect a reduction due to the issuance of letters of credit, which were primarily in connection with our workers’ compensation insurance policy, for $1.8 million.

The applicable interest rate for the Credit Facility is calculated at a per annum rate equal to either (at our option) (i) a prime rate plus a margin ranging from 0.0% to 0.375% based on our consolidated leverage ratio, (ii) an adjusted term SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio, or (iii) an adjusted daily simple SOFR rate, plus 0.10%, plus a margin ranging from 0.875% to 1.375% based on our consolidated leverage ratio. In March 2023, we entered into an interest rate swap contract to manage the economic effect of $250.0 million of variable interest borrowings under the Credit Facility. Refer to “Note 19. Hedging Instruments” for a discussion of our derivative instruments and hedging activity.

The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of sanctions laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, which is defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3.5-to-1. As of September 30, 2025, we were in compliance with the covenants of the Credit Facility.

Senior Notes

The following describes all of our currently outstanding unsecured senior notes issued and sold in private placements (collectively, the “Senior Notes”) as of September 30, 2025:

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

The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of sanctions laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. As of September 30, 2025, we were in compliance with the covenants of the Senior Note Agreements.
NOTE 12.    REPURCHASES OF COMMON STOCK

We primarily acquire shares of our common stock by repurchases in the open market. We also acquire shares that are surrendered by employees in payment for the statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The Inflation Reduction Act of 2022 imposed a 1% excise tax on the net value of certain stock repurchases, which is included in the cost of treasury stock acquired in open market repurchases. The number of shares of treasury stock issued during the three and nine months ended September 30, 2025, and 2024, was not material.

The following table is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrenders:

(in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Shares repurchased in the open market	411	459	2,055	1,177
Shares acquired through employee surrenders for statutory tax withholding	—	1	16	19
Total shares repurchased	411	460	2,071	1,196

Cost of shares repurchased in the open market	$241,568	$224,945	$978,313	$600,216
Cost of shares for employee surrenders	85	218	7,179	10,486
Total cost of shares	$241,653	$225,163	$985,492	$610,702

Average cost per share - open market repurchases	$587.50	$490.23	$475.92	$509.81
Average cost per share - employee surrenders	$647.08	$465.27	$454.46	$557.64
Average cost per share - total	$587.52	$490.20	$475.76	$510.57

NOTE 13.    INCOME TAXES

Our effective income tax rates were 20.4% and 20.2% for the three and nine months ended September 30, 2025, respectively, compared to 22.1% and 21.3% for the three and nine months ended September 30, 2024, respectively. The decrease in our effective tax rate for the three months ended September 30, 2025, compared to the same period during the prior year, was primarily due to an increase in tax benefits related to share-based compensation, partially offset by a reduction in our U.S. tax benefit associated with Foreign-Derived Intangible Income as a result of accelerating our research and development deductions as allowed by recent U.S. tax law changes. The decrease in our effective tax rate for the nine months ended September 30, 2025, compared to the same period during the prior year, was primarily driven by the increase in tax benefits related to share-based compensation and the resolution of international tax audits, partially offset by the impacts related to recent U.S. tax law changes.

The effective tax rate for the three and nine months ended September 30, 2025, was lower than the U.S. federal statutory tax rate of 21% primarily due to tax benefits from share-based compensation, partially offset by U.S. state taxes.

Cash paid for income taxes, net of refunds, during the nine months ended September 30, 2025, and 2024, was $150.1 million and $233.1 million, respectively. The reduction in income taxes paid during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to the acceleration of our research and development deductions as allowed by recent U.S. tax law changes.

NOTE 14.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in Accumulated Other Comprehensive Income (“AOCI”), net of tax, consisted of the following:

	For the Nine Months Ended September 30, 2025
	Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2024	$12,785	$542	$6,451	$7,409	$(3,908)	$(116,924)	$(93,645)
Other comprehensive income (loss) income before reclassifications	(15,364)	214	(8,958)	(12,950)	—	58,434	21,376
Reclassified from accumulated other comprehensive income	(346)	(716)	—	—	381	—	(681)
Balance as of September 30, 2025	$(2,925)	$40	$(2,507)	$(5,541)	$(3,527)	$(58,490)	$(72,950)

	For the Nine Months Ended September 30, 2024
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized Loss on Investments, Net of Tax	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2023	$(164)	$(2,397)	$1,106	$2,346	$1,428	$(3,559)	$(69,966)	$(71,206)
Other comprehensive income (loss) before reclassifications	1	444	997	(732)	(370)	—	(1,261)	(921)
Reclassified from accumulated other comprehensive income	163	(2,144)	(2,132)	—	—	269	—	(3,844)
Balance as of September 30, 2024	$—	$(4,097)	$(29)	$1,614	$1,058	$(3,290)	$(71,227)	$(75,971)

The following table presents components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended September 30,		Amounts Reclassified from AOCI For the Nine Months Ended September 30,
		2025	2024	2025	2024

Foreign currency exchange contracts	Cost of revenue	$(1,965)	$512	$600	$3,043
	Provision for income taxes	494	(176)	(254)	(899)
	(Loss) gain, net of tax	$(1,471)	$336	$346	$2,144

Interest rate swap contracts	Interest expense	$278	$860	$939	$2,796
	Provision for income taxes	(66)	(204)	(223)	(664)
	Gain, net of tax	$212	$656	$716	$2,132

Investments	General and administrative expense	$—	$—	$—	$(214)
	Provision for income taxes	—	—	—	51
	Loss, net of tax	$—	$—	$—	$(163)

Defined benefit plans	Cost of revenue and operating expenses	$(159)	$(143)	$(452)	$(319)
	Provision for income taxes	25	21	71	50
	Loss, net of tax	$(134)	$(122)	$(381)	$(269)
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

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Shares outstanding for basic earnings per share	80,096	82,304	80,605	82,675

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	80,096	82,304	80,605	82,675
Dilutive effect of share-based payment awards	579	752	602	803
	80,675	83,056	81,207	83,478

Certain awards and options to acquire shares have been excluded from the calculation of weighted average shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Weighted average number of shares underlying anti-dilutive awards	2	39	1	40
Weighted average number of shares underlying anti-dilutive options	236	481	551	460
NOTE 16.    COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

Refer to “Note 8. Lease Commitments” for more information regarding our lease commitments.

Contingencies

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could exceed our accruals. As of September 30, 2025, our accruals with respect to actual and threatened litigation were not material.

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

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases, those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of potential indemnification under these agreements is minimal. Accordingly, we have no liabilities recognized for these obligations as of September 30, 2025, and December 31, 2024.

When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. As of September 30, 2025, and December 31, 2024, we have no material liabilities recognized for pre-acquisition liabilities.

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

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in assessing performance. The CODM, our president and Chief Executive Officer, evaluates the performance of operating segments based on revenues and gross profit. Our CODM reviews budget and actual results of the operating segments and decides how to allocate resources to meet our strategic priorities, and he also meets with operating segment leaders on a periodic basis to determine allocation of resources.

The accounting principles used in the preparation of the segment information are the same as those used for the consolidated financial statements. Intersegment revenues, which are not included in the tables below, were not material for the three and nine months ended September 30, 2025, and 2024. Assets are not allocated to segments for internal reporting purposes and are not included in the review performed by the CODM for purposes of assessing segment performance and allocation of resources. Certain corporate expenses are allocated to the segments, including depreciation and amortization. Foreign currency transaction gains and losses for all operating segments are reported within Other and are reconciled in the table below.

The following tables are a summary of reportable segment performance with Other to reconcile to the total consolidated for the three months ended September 30, 2025, and 2024:

(in thousands)	For the Three Months Ended September 30, 2025
	CAG	Water	LPD	Total

Total revenues from reportable segments	$1,012,534	$54,297	$33,944	$1,100,775
Reconciliation of revenue
Other revenues				4,464
Total consolidated revenue				1,105,239
Cost of revenue	385,078	16,240	17,999
Segment gross profit	$627,456	$38,057	$15,945	$681,458

Reconciliation of operating profit (segment profit)
Segment gross profit				$681,458
Segment operating expenses				(326,101)
Other operating profit (excluding unallocated amounts)				1,076
Unallocated amounts
Foreign currency transaction gains (losses)				(1,587)
Interest expense				(10,655)
Interest income				580
Income before provision for income taxes				$344,771

(in thousands)	For the Three Months Ended September 30, 2024
	CAG	Water	LPD	Total

Total revenues from reportable segments	$891,990	$50,162	$28,992	$971,144
Reconciliation of revenue
Other revenues				4,399
Total consolidated revenue				975,543
Cost of revenue	347,529	15,407	14,365
Segment gross profit	$544,461	$34,755	$14,627	$593,843

Reconciliation of operating profit (segment profit)
Segment gross profit				$593,843
Segment operating expenses				(292,264)
Other operating profit (excluding unallocated amounts)				932
Unallocated amounts
Foreign currency transaction gains (losses)				1,381
Interest expense				(7,697)
Interest income				2,714
Income before provision for income taxes				$298,909

The following tables are a summary of reportable segment performance with Other to reconcile to the total consolidated for the nine months ended September 30, 2025, and 2024:

(in thousands)	For the Nine Months Ended September 30, 2025
	CAG	Water	LPD	Total

Total revenues from reportable segments	$2,954,813	$150,619	$94,302	$3,199,734
Reconciliation of revenue
Other revenues				$13,389
Total consolidated revenue				3,213,123
Cost of revenue	1,110,432	44,978	49,063
Segment gross profit	$1,844,381	$105,641	$45,239	$1,995,261

Reconciliation of operating profit (segment profit)
Segment gross profit				$1,995,261
Segment operating expenses				(951,193)
Other operating profit (excluding unallocated amounts)				3,184
Unallocated amounts
Foreign currency transaction gains (losses)				(2,826)
Interest expense				(29,642)
Interest income				2,423
Income before provision for income taxes				$1,017,207

(in thousands)	For the Nine Months Ended September 30, 2024
	CAG	Water	LPD	Total

Total revenues from reportable segments	$2,703,573	$139,959	$87,503	$2,931,035
Reconciliation of revenue
Other revenues				12,181
Total consolidated revenue				2,943,216
Cost of revenue	1,043,805	42,633	42,084
Segment gross profit	$1,659,768	$97,326	$45,419	$1,802,513

Reconciliation of operating profit (segment profit)
Segment gross profit				$1,802,513
Segment operating expenses				(937,389)
Other operating profit (excluding unallocated amounts)				2,080
Unallocated amounts
Foreign currency transaction gains (losses)				(553)
Interest expense				(23,707)
Interest income				10,500
Income before provision for income taxes				$853,444

Refer to “Note 3. Revenue” for a summary of disaggregated revenue by reportable segment and by major product and service category for the three and nine months ended September 30, 2025, and 2024.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the three and nine months ended September 30, 2025.

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

The amounts outstanding under the unsecured Credit Facility and Senior Notes (“long-term debt”) are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under the Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. The Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of the Credit Facility approximates its carrying value. The estimated fair values and carrying values of our long-term debt, including the current portion of our long-term debt, were $513.9 million and $525.0 million, respectively, as of September 30, 2025, and $594.3 million and $617.8 million, respectively, as of December 31, 2024.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2025

Assets
Money market funds (1)	$5,515	$—	$—	$5,515
Foreign currency exchange contracts (2)	$—	$2,312	$—	$2,312
Cross currency swaps (2)	$—	$480	$—	$480
Interest rate swap (3)	$—	$51	$—	$51
Liabilities
Cross currency swaps (2)	$—	$14,062	$—	$14,062
Foreign currency exchange contracts (2)	$—	$6,529	$—	$6,529
Contingent consideration	$—	$—	$3,800	$3,800

(in thousands)
As of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024

Assets
Money market funds (1)	$139,626	$—	$—	$139,626
Cross currency swaps (2)	$—	$3,501	$—	$3,501
Foreign currency exchange contracts (2)	$—	$16,921	$—	$16,921
Interest rate swap (3)	$—	$710	$—	$710
Liabilities
Cross currency swaps (2)	$—	$33	$—	$33
Contingent consideration	$—	$—	$2,300	$2,300

(1)Money market funds with an original maturity of less than ninety days are included within cash and cash equivalents.
(2)Cross currency swaps and foreign currency exchange contracts are included within other current assets, other long-term assets, accrued liabilities, or other long-term liabilities depending on the gain (loss) position and anticipated settlement dates.
(3)The interest rate swap is included within other current assets.

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

We recognize all hedging instrument assets and liabilities at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment are recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the hedging instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Refer to “Note 14. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on our unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2025, and 2024.

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

Cash Flow Hedges

We have designated our foreign currency exchange contracts and our interest rate swap as cash flow hedges because these derivative instruments reduce our exposure to variability in the cash flows of forecasted transactions attributable to foreign currency exchange and to interest rates on variable interest obligations under the terms of the Credit Facility. Unless noted otherwise, we have also designated our derivative instruments as qualifying for hedge accounting treatment.

We did not de-designate any instruments from hedge accounting treatment during the three and nine months ended September 30, 2025, or 2024. As of September 30, 2025, the estimated amount of losses, net of tax, from our foreign exchange contracts which are expected to be reclassified out of AOCI and into earnings within the next 12 months is $2.5 million if exchange rates do not fluctuate from the levels as of September 30, 2025. Upon the maturity of the term loan on October 20, 2025, the amount of gains, net of tax, from our interest rate swap contract, that will be reclassified out of AOCI and into earnings is less than $0.1 million.

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

Foreign Currency Exchange Contracts: We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to intercompany foreign transactions and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $333.4 million and $325.7 million as of September 30, 2025, and December 31, 2024, respectively.

The following table presents the effects of cash flow hedge accounting on our unaudited condensed consolidated statements of income and comprehensive income, and provides information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)	Financial statement line items in which effects of cash flow hedges are recorded	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Foreign currency exchange contracts	Cost of revenue	$421,885	$379,505	$1,211,658	$1,134,949
Amount of gain (loss) reclassified from accumulated other comprehensive income into net income		$(1,965)	$512	$600	$3,043

Interest rate swap contract	Interest expense	$(10,655)	$(7,697)	$(29,642)	$(23,707)
Amount of gain reclassified from accumulated other comprehensive income into net income		$278	$860	$939	$2,796

Net Investment Hedges, Euro-Denominated Notes

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes that were due June 18, 2025. We designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in the translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than earnings. We recorded losses of $9.0 million, net of tax, within AOCI as a result of this net investment hedge for the nine months ended September 30, 2025, and losses of $3.1 million and $0.7 million for the three and nine months ended September 30, 2024, respectively. No gains or losses were recorded in the current period, as the euro-denominated notes matured in the second quarter of 2025.

At the maturity of the 1.785% Series C Senior Notes on June 18, 2025, we paid the notional amount of €88.9 million, equivalent to $103.4 million at the date of payment. The related cumulative unrealized loss of $2.5 million, net of tax, will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. Refer to “Note 13. Debt” to the consolidated financial statements included in our 2024 Annual Report for further information regarding the issuance of these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

We have entered into cross currency swap contracts as a hedge of our net investment in certain foreign subsidiaries to reduce the volatility caused by changes in foreign currency exchange rates relative to the U.S. dollar. The cross currency swaps outstanding as of September 30, 2025, have maturity dates beginning on March 31, 2028, through September 11, 2032.

The following table presents the outstanding cross currency swaps notional amounts that will be delivered to and received from the counterparties at maturity:

(in thousands)
Maturity Date	Notional Amount to be Delivered at Maturity	Notional Amount to be Received at Maturity

3/31/2028	€35,000	$37,755
6/30/2028	€90,000	$98,217
6/29/2029	€20,000	$21,268
7/17/2028	€76,000	$88,113
7/31/2028	€39,000	$45,735
9/11/2032	¥3,683,750	$25,000

On June 18, 2025, we settled two cross currency swaps at maturity for a total notional amount of €15 million. As a result of this settlement, we received a net amount of $0.1 million.

The changes in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated or all or a portion of the hedge no longer qualifies for hedge accounting treatment. During the three and nine months ended September 30, 2025, we recorded gains of $1.1 million and losses of $13.0 million, respectively, net of tax, within AOCI as a result of these net investment hedges, and losses of $3.8 million and $0.4 million during the three and nine months ended September 30, 2024, respectively. We receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $0.8 million and $1.6 million related to the excluded component as a reduction of interest expense for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2024, respectively.

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following:

(in thousands)		Hedging Assets
		September 30, 2025	December 31, 2024
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$1,988	$16,921
Cross currency swaps	Other current assets	—	1,839
Interest rate swap contract	Other current assets	51	710
Foreign currency exchange contracts	Other long-term assets	324	—
Cross currency swaps	Other long-term assets	480	1,662
Total derivative instruments presented as hedging instruments on the balance sheet		2,843	21,132
Gross amounts subject to master netting arrangements not offset on the balance sheet		(1,641)	—
Net amount		$1,202	$21,132

(in thousands)		Hedging Liabilities
		September 30, 2025	December 31, 2024
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$5,583	$—
Cross currency swaps	Other long-term liabilities	14,062	33
Foreign currency exchange contracts	Other long-term liabilities	946	—
Total derivative instruments presented as hedging instruments on the balance sheet		20,591	33
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet (1)	Short-term debt	—	92,803
Total hedging instruments presented on the balance sheet		20,591	92,836
Gross amounts subject to master netting arrangements not offset on the balance sheet		(1,641)	—
Net amount		$18,950	$92,836
(1) Amounts represent reported carrying amounts of our foreign currency-denominated debt. Refer to “Note 18. Fair Value Measurements” for information regarding the fair value of our long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to, among other things, our expectations regarding revenue recognition timing and amounts; business trends, earnings, and other measures of financial performance; projected impact of foreign currency exchange rates and hedging activities; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; the working capital and liquidity outlook; critical accounting estimates; deductibility of goodwill; inflation; and projected impacts of tariff and trade policy changes and uncertainty. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the adverse impact, and the duration, of macroeconomic events, conditions, and uncertainties, such as geopolitical instability (including wars, terrorist attacks, and armed conflicts), general economic uncertainty, changes in U.S. and other countries’ tariff and trade policies, inflationary pressures, severe weather and other natural conditions, and supply chain challenges on our business, results of operations, liquidity, financial condition, and stock price, as well as the other matters described under the headings “Business,” “Risk Factors,” “Legal Proceedings,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosure About Market Risk” in our 2024 Annual Report and in the corresponding sections of this Quarterly Report on Form 10-Q and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, and June 30, 2025, as well as those described from time to time in our other filings with the SEC.

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

Changes in Tariff and Trade Policies. Although we manufacture many of our companion animal and water quality products, as well as certain of our LPD testing products, in the United States, we rely on third-party suppliers located in the United States and other regions (such as Europe and Asia Pacific) for certain components, raw materials, and consumables used in or with our products. In addition, as a global business, our products and services are sold in more than 175 countries. For the year ended December 31, 2024, approximately 35% of our overall revenues were attributable to sales of products and services to customers outside the United States, with less than 1% of our overall revenues attributable to sales of products and services to customers domiciled in China. Accordingly, changes in tariff and trade policies may adversely affect our business, financial condition, and operating results.

The U.S. government has periodically announced changes to its trade policy, including increasing tariffs on imports, in some cases significantly, and potentially renegotiating or terminating its existing trade agreements. Imposition of certain country-specific tariffs are uncertain and subject to negotiations, and these actions, as well as retaliatory tariffs imposed by other countries on U.S. exports and continuing uncertainty regarding tariff and trade policies have led to volatility and uncertainty in global markets. Continuing tariff and trade policy uncertainty may lead to sustained volatility and uncertainty in U.S. and global financial and economic conditions, increased inflation, diminished expectations for economic growth, and actual or perceived economic weakness, which could result in reduced demand for our products and services.

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

U.S. Tax Law Changes. On July 4, 2025, H.R. 1 of the 119th Congress, also referred to as the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law. The OBBBA includes significant changes to federal tax law, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, as well as modifications to the international tax framework and other regulatory provisions. The OBBBA also reinstates the ability to immediately expense domestic research and development costs for tax years beginning after December 31, 2024, and allows previously capitalized research and development costs not amortized to be deducted in the current period. During the third quarter we recognized the impact of accelerating the research and development deductions, and the resulting reduction of our Foreign-Derived Intangible Income benefit, which resulted in an increase to income tax expense. The acceleration of our research and development deductions is expected to reduce our projected taxes due for the current year by approximately $105 million.

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

Critical Accounting Estimates and Assumptions

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025, are consistent with those discussed in our 2024 Annual Report in the section under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Assumptions.”

Recent Accounting Pronouncements

For more information regarding the impact that recent accounting standards and amendments will have on our consolidated financial statements, refer to Note 2 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

Organic Revenue Growth. The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues,” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three and nine months ended September 30, 2025, compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

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

We also exclude from organic revenue growth the effect of certain business acquisitions and divestitures because the nature, size, and number of these transactions can vary dramatically from period to period, and because they either require or generate cash as an inherent consequence of the transaction, and therefore can also obscure underlying business and operating trends. We consider acquisitions to be a business when all three elements of inputs, processes, and outputs are present, consistent with ASU 2017-01, “Business Combinations: (Topic 805) Clarifying the Definition of a Business.” If substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, we do not consider these assets to be a business. A typical acquisition that we do not consider a business is a customer relationships asset acquisition, which does not have all elements necessary to operate a business, such as employees or infrastructure. We believe the efforts required to convert and retain these acquired customers are similar in nature to our existing customer base and therefore are included in organic revenue growth. The percentage change in revenue resulting from business acquisitions represents revenues during the current-year period, limited to the initial twelve months from the date of the acquisition, that are directly attributable to business acquisitions.

Segment Income from Operations. We report segment income from operations in our discussion of the results of the operations of our segments below. Segment income from operations is a non-GAAP financial measure that adjusts for the impact of foreign currency transaction gains and losses and should be considered in addition to, and not as a replacement for, or superior measure to, income from operations. We exclude foreign currency transaction gains and losses for each reportable segment (CAG, Water, and LPD) from segment income from operations and report the full amount of foreign currency transaction gains and losses in Other. We believe that reporting segment income from operations provides supplemental analysis to help investors further evaluate each reportable segment’s business performance by excluding foreign currency transaction gains and losses, which are centrally managed by our corporate treasury function and which we do not consider relevant for assessing the results of each reportable segment’s operations. In addition, we believe that reporting segment income from operations provides information to investors regarding key metrics that are used by management, including our CODM, in evaluating the performance of each reportable segment.

The reconciliation of these non-GAAP financial measures is as follows:

(dollars in thousands)	For the Three Months Ended September 30,
	2025			2024
	Income from Operations	Impact from Foreign Currency	Segment and Other Income from Operations	Income from Operations	Impact from Foreign Currency	Segment and Other Income from Operations
CAG	$327,095	$1,376	$328,471	$278,271	$(1,189)	$277,082
Water	26,311	104	26,415	23,704	(96)	23,608
LPD	364	107	471	985	(96)	889
Other	1,076	(1,587)	(511)	932	1,381	2,313
Total	$354,846	$—	$354,846	$303,892	$—	$303,892

(dollars in thousands)	For the Nine Months Ended September 30,
	2025			2024
	Income from Operations	Impact from Foreign Currency	Segment and Other Income from Operations	Income from Operations	Impact from Foreign Currency	Segment and Other Income from Operations
CAG	$969,649	$2,454	$972,103	$797,844	$484	$798,328
Water	71,691	183	71,874	63,515	27	63,542
LPD	(98)	189	91	3,212	42	3,254
Other	3,184	(2,826)	358	2,080	(553)	1,527
Total	$1,044,426	$—	$1,044,426	$866,651	$—	$866,651

Other Non-GAAP Financial Measures. We also use Adjusted EBITDA, gross debt, net debt, gross debt to Adjusted EBITDA ratio, and net debt to Adjusted EBITDA ratio, all of which are non-GAAP financial measures that should be considered in addition to, and not as a replacement for, or superior measure to, financial measures presented according to U.S. GAAP. Management believes that reporting these non-GAAP financial measures provides supplemental analysis to help investors further evaluate our business performance and available borrowing capacity under our Credit Facility.

Results of Operations

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

Total Company. The following table presents total Company revenue by operating segment:

	For the Three Months Ended September 30,
Net Revenue (dollars in thousands)	2025	2024	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$1,012,534	$891,990	$120,544	13.5%	1.3%	—	12.2%
United States	668,418	604,170	64,248	10.6%	—	—	10.6%
International	344,116	287,820	56,296	19.6%	4.1%	—	15.4%

Water	$54,297	$50,162	$4,135	8.2%	1.2%	—	7.0%
United States	28,070	26,671	1,399	5.2%	—	—	5.2%
International	26,227	23,491	2,736	11.6%	2.7%	—	8.9%

LPD	$33,944	$28,992	$4,952	17.1%	2.9%	—	14.2%
United States	6,861	5,561	1,300	23.4%	—	—	23.4%
International	27,083	23,431	3,652	15.6%	3.5%	—	12.1%

Other	$4,464	$4,399	$65	1.5%	—	—	1.5%

Total Company	$1,105,239	$975,543	$129,696	13.3%	1.3%	—	12.0%
United States	705,040	638,058	66,982	10.5%	—	—	10.5%
International	400,199	337,485	62,714	18.6%	3.9%	—	14.6%

(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in revenue primarily reflected growth in CAG Diagnostics recurring revenue, including higher volumes and the benefit from higher realized prices. Volume growth was supported by new business gains, our expanded menu of available tests, and high customer retention rates, partially constrained by macroeconomic and sector headwinds. Instrument revenue gains were primarily due to placements of our new IDEXX inVue DxTM Analyzer. Higher realized prices and volumes in recurring veterinary software subscriptions, services, and diagnostic imaging also contributed to revenue growth. Higher revenue in Water was primarily due to the benefit of higher realized prices and volumes. The increase in LPD revenue was primarily due to higher volumes and realized prices. The change in foreign currency exchange rates increased revenue growth by 1.3%.

The following table presents total Company results of operations:

	For the Three Months Ended September 30,				Change
Total Company - Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$1,105,239		$975,543		$129,696	13.3%
Cost of revenue	421,885		379,505		42,380	11.2%
Gross profit	683,354	61.8%	596,038	61.1%	87,316	14.6%

Operating expenses:
Sales and marketing	159,157	14.4%	146,281	15.0%	12,876	8.8%
General and administrative	105,936	9.6%	91,887	9.4%	14,049	15.3%
Research and development	63,415	5.7%	53,978	5.5%	9,437	17.5%
Total operating expenses	328,508	29.7%	292,146	29.9%	36,362	12.4%
Income from operations	$354,846	32.1%	$303,892	31.2%	$50,954	16.8%

Gross Profit. Gross profit increased due to higher revenue and a 70 basis point increase in the gross profit margin. The increase in the gross profit margin reflected benefits from recurring revenue growth in IDEXX VetLabTM consumable and Reference Lab volumes, along with operational productivity and pricing benefits, which offset inflationary cost effects. These increases in the gross profit margin were reduced by the business mix impact from higher instrument revenue. The change in foreign currency exchange rates on the gross profit margin was not significant, including the impact of hedge losses during the current period compared to hedge gains in the prior period.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs. General and administrative expense increased primarily due to higher personnel-related and facility costs. Research and development expense increased primarily due to higher personnel-related and project costs. The change in foreign currency exchange rates increased operating expense growth by approximately 2%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Three Months Ended September 30,
Net Revenue (dollars in thousands)	2025	2024	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$873,273	$783,443	$89,830	11.5%	1.3%	—	10.1%
IDEXX VetLab consumables	387,813	329,128	58,685	17.8%	1.9%	—	15.9%
Rapid assay products	88,638	92,774	(4,136)	(4.5%)	0.5%	—	(5.0%)
Reference laboratory diagnostic and consulting services	362,725	328,383	34,342	10.5%	1.1%	—	9.4%
CAG diagnostics services and accessories	34,097	33,158	939	2.8%	1.5%	—	1.3%
CAG Diagnostics capital - instruments	$51,479	$29,528	$21,951	74.3%	3.6%	—	70.7%
Veterinary software, services and diagnostic imaging systems	$87,782	$79,019	$8,763	11.1%	0.1%	—	11.0%
Recurring revenue	70,988	64,644	6,344	9.8%	0.1%	—	9.7%
Systems and hardware	16,794	14,375	2,419	16.8%	(0.1)	—	16.9%
Net CAG revenue	$1,012,534	$891,990	$120,544	13.5%	1.3%	—	12.2%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher volumes in IDEXX VetLab consumables and reference laboratory testing partially offset by macroeconomic and sector headwinds, as well as benefits from higher realized prices. The change in foreign currency exchange rates increased revenue growth by 1.3%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher test volumes and higher realized prices. Volume gains were supported by increases in testing across major regions, including the benefits from 10% growth in our active installed base of premium instruments, which reflected new customers and continued high customer retention rates, and our expanded menu of available tests. The change in foreign currency exchange rates increased revenue growth by 1.9%.

The decrease in rapid assay revenue resulted primarily from a shift of customers’ pancreatic lipase testing to our Catalyst instrument platform, partially offset by higher realized prices. The change in foreign currency exchange rates increased revenue growth by 0.5%.

The increase in reference laboratory diagnostic and consulting services revenue was due to higher testing volumes across regions and higher realized prices. The change in foreign currency exchange rates increased revenue growth by 1.1%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the 10% growth in our installed base of premium instruments. The change in foreign currency exchange rates increased revenue growth by 1.5%.

CAG Diagnostics Capital – Instrument Revenue. The increase in instrument revenue was primarily due to placements of our new IDEXX inVue Dx Analyzer. The change in foreign currency exchange rates increased revenue growth by 3.6%.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in recurring revenue was primarily due to higher realized prices and higher subscription and support services volume from our expanded SaaS installed base. The increase in our systems and hardware revenue was primarily due to higher diagnostic imaging system sales.

The following table presents the CAG segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$1,012,534		$891,990		$120,544	13.5%
Cost of revenue	385,078		347,529		37,549	10.8%
Gross profit	627,456	62.0%	544,461	61.0%	82,995	15.2%

Segment operating expenses:
Sales and marketing	144,608	14.3%	132,848	14.9%	11,760	8.9%
General and administrative	95,498	9.4%	84,611	9.5%	10,887	12.9%
Research and development	58,879	5.8%	49,920	5.6%	8,959	17.9%
Total segment operating expenses	298,985	29.5%	267,379	30.0%	31,606	11.8%
Segment income from operations	$328,471	32.4%	$277,082	31.1%	$51,389	18.5%

Gross Profit. Gross profit increased due to higher revenue and a 100 basis point increase in the gross profit margin. The increase in the gross profit margin reflected benefits from recurring revenue growth in IDEXX VetLab consumable and Reference Lab volumes, along with operational productivity and pricing benefits, which offset inflationary cost effects. These increases in the gross profit margin were reduced by the business mix impact from high instrument revenue. The change in foreign currency exchange rates on the gross profit margin was not significant, including the impact of hedge losses during the current period compared to hedge gains in the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs. General and administrative expense increased primarily due to higher personnel-related and facility costs. Research and development expense increased primarily due to higher personnel-related and project costs. The change in foreign currency exchange rates increased operating expense growth by less than 1%.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$54,297		$50,162		$4,135	8.2%
Cost of revenue	16,240		15,407		833	5.4%
Gross profit	38,057	70.1%	34,755	69.3%	3,302	9.5%

Segment operating expenses:
Sales and marketing	6,431	11.8%	5,936	11.8%	495	8.3%
General and administrative	3,841	7.1%	3,903	7.8%	(62)	(1.6%)
Research and development	1,370	2.5%	1,308	2.6%	62	4.7%
Total segment operating expenses	11,642	21.4%	11,147	22.2%	495	4.4%
Segment income from operations	$26,415	48.6%	$23,608	47.1%	$2,807	11.9%

Revenue. The increase in revenue was primarily due to higher realized prices and higher volumes. The increase in volumes was primarily due to placements of instruments and accessories, including the placements of our new UV Viewer Plus. The change in foreign currency exchange rates increased revenue by approximately 1.2%.

Gross Profit. Gross profit increased due to higher revenue, as well as an 80 basis point increase in the gross profit margin. The net increase in the gross profit margin was primarily due to higher realized prices, reduced by the impact of higher product costs and product mix. The change in foreign currency exchange rates decreased the gross profit margin by approximately 10 basis points, including the impact of higher hedge losses during the current period compared to the prior period.

Segment Operating Expenses. Sales and marketing expense and research and development expense increased primarily due to higher personnel-related costs. General and administrative expense decreased primarily due to lower personnel-related costs. The change in foreign currency exchange rates increased operating expense growth by approximately 1%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$33,944		$28,992		$4,952	17.1%
Cost of revenue	17,999		14,365		3,634	25.3%
Gross profit	15,945	47.0%	14,627	50.5%	1,318	9.0%

Segment operating expenses:
Sales and marketing	7,898	23.3%	7,210	24.9%	688	9.5%
General and administrative	4,481	13.2%	3,933	13.6%	548	13.9%
Research and development	3,095	9.1%	2,595	9.0%	500	19.3%
Total segment operating expenses	15,474	45.6%	13,738	47.4%	1,736	12.6%
Segment income from operations	$471	1.4%	$889	3.1%	$(418)	(47.0%)

Revenue. The increase in revenue was primarily due to an increase in test volumes, primarily in North America, Europe, and Asia, and to a lesser extent, higher realized prices. The change in foreign currency exchange rates increased revenue growth by 2.9%.

Gross Profit. The increase in gross profit was primarily due to higher revenue, partially offset by a 350 basis point decrease in the gross profit margin. The net decrease in the gross profit margin was primarily due to higher product costs, partially offset by the impact from higher realized prices. The change in foreign currency exchange rates decreased the gross profit margin by approximately 80 basis points, including the impact of hedge losses during the current period compared to hedge gains in the prior period.

Segment Operating Expenses. Sales and marketing expense and research and development expense increased primarily due to higher personnel-related costs. General and administrative expense increased primarily due to higher bad debt expense and personnel-related costs. The change in foreign currency exchange rates increased operating expense growth by approximately 2%.

Other

Other information combines and presents our OPTI Medical with our out-licensing arrangements and consolidated foreign currency transaction gains and losses for all operating segments. The following table presents the Other results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$4,464		$4,399		$65	1.5%
Cost of revenue	2,568		2,204		364	16.5%
Gross profit	1,896	42.5%	2,195	49.9%	(299)	(13.6%)

Other operating expenses:
Sales and marketing	220	4.9%	287	6.5%	(67)	(23.3%)
General and administrative	2,116	47.4%	(560)	(12.7%)	2,676	(477.9%)
Research and development	71	1.6%	155	3.5%	(84)	(54.2%)
Total Other operating expenses	2,407	53.9%	(118)	(2.7%)	2,525	(2,139.8%)
Other income from operations	$(511)	(11.4%)	$2,313	52.6%	$(2,824)	(122.1%)

Revenue. Revenue increased from higher realized prices on OPTI medical instruments, largely offset by lower OPTI medical instrument volumes.

Gross Profit. Gross profit decreased primarily due to a 740 basis point decrease in the gross profit margin. The decrease in the gross profit margin was primarily due to higher product costs, partially offset by higher realized prices. The change in foreign currency exchange rates did not have a significant impact on the gross profit margin.

Operating Expenses. Sales and marketing expense and research and development expense decreased due to lower personnel-related costs. General and administrative expense increased primarily due to foreign currency transaction losses during the current period, compared to gains in the prior period.

Non-Operating Items

Interest Expense and Income. Interest expense was $10.7 million for the three months ended September 30, 2025, as compared to $7.7 million for the same period during the prior year. The increase in interest expense was primarily due to higher average debt levels and higher interest rates. Interest income was $0.6 million for the three months ended September 30, 2025, compared to $2.7 million for the same period during the prior year, primarily due to a decrease in money market investments.

Provision for Income Taxes. Our effective income tax rate was 20.4% for the three months ended September 30, 2025, compared to 22.1% for the three months ended September 30, 2024. The decrease in our effective tax rate was primarily due to an increase in tax benefits related to share-based compensation, partially offset by the impacts related to recent U.S. tax law changes.

Results of Operations

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

Total Company. The following table presents total Company revenue by operating segment:

	For the Nine Months Ended September 30,
Net Revenue (dollars in thousands)	2025	2024	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$2,954,813	$2,703,573	$251,240	9.3%	0.4%	—	8.8%
United States	1,976,804	1,835,049	141,755	7.7%	—	0.1%	7.7%
International	978,009	868,524	109,485	12.6%	1.4%	—	11.3%

Water	$150,619	$139,959	$10,660	7.6%	0.1%	—	7.6%
United States	77,663	73,331	4,332	5.9%	—	—	5.9%
International	72,956	66,628	6,328	9.5%	0.1%	—	9.4%

LPD	$94,302	$87,503	$6,799	7.8%	0.8%	—	7.0%
United States	18,416	15,840	2,576	16.3%	—	—	16.3%
International	75,886	71,663	4,223	5.9%	0.9%	—	5.0%

Other	$13,389	$12,181	$1,208	9.9%	—	—	9.9%

Total Company	$3,213,123	$2,943,216	$269,907	9.2%	0.4%	—	8.7%
United States	2,077,770	1,929,213	148,557	7.7%	—	0.1%	7.6%
International	1,135,353	1,014,003	121,350	12.0%	1.2%	—	10.7%

(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in revenue primarily reflected growth in CAG Diagnostics recurring revenue, including benefits from higher volumes and higher realized prices. Volume growth was supported by new business gains, our expanded menu of available tests, and high customer retention rates, partially offset by continued pressure of macroeconomic and sector headwinds. Instrument revenue gains were primarily due to the placements of our new IDEXX inVue Dx Analyzer. Higher price and volume gains in recurring veterinary software, services, and diagnostic imaging also contributed to revenue growth. Higher revenue in our Water business was primarily due to the benefits from higher realized prices and higher volumes. The increase in LPD revenue was primarily due to higher volumes and higher realized prices.

The following table presents total Company results of operations:

	For the Nine Months Ended September 30,				Change
Total Company - Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$3,213,123		$2,943,216		$269,907	9.2%
Cost of revenue	1,211,658		1,134,949		76,709	6.8%
Gross profit	2,001,465	62.3%	1,808,267	61.4%	193,198	10.7%

Operating expenses:
Sales and marketing	476,487	14.8%	438,399	14.9%	38,088	8.7%
General and administrative	296,178	9.2%	341,154	11.6%	(44,976)	(13.2%)
Research and development	184,374	5.7%	162,063	5.5%	22,311	13.8%
Total operating expenses	957,039	29.8%	941,616	32.0%	15,423	1.6%
Income from operations	$1,044,426	32.5%	$866,651	29.4%	$177,775	20.5%

Gross Profit. Gross profit increased due to higher revenue and a 90 basis point increase in the gross profit margin. The increases in the gross profit margin reflected benefits from recurring revenue growth in IDEXX VetLab consumable and Reference Lab volumes, along with operational productivity and pricing benefits, which offset inflationary cost effects. These increases in the gross profit margin were reduced by the business mix impact from higher instrument revenue. The change in foreign currency exchange rates decreased the gross profit margin by approximately 10 basis points, including the impact of lower hedge gains during the current period compared to the prior period.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and commercial expenses. General and administrative expense decreased primarily due to a $61.5 million expense in the prior year and a reduction in accrued expense of approximately $9 million in the first quarter of the current period related to a now-concluded litigation matter, partially offset by higher personnel-related, information technology, and facility costs. Research and development expense increased primarily due to higher personnel-related and project costs. The change in foreign currency exchange rates increased operating expense growth by less than 1%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Nine Months Ended September 30,
Net Revenue (dollars in thousands)	2025	2024	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$2,557,535	$2,372,041	$185,494	7.8%	0.4%	—	7.4%
IDEXX VetLab consumables	1,107,704	971,405	136,299	14.0%	0.6%	—	13.4%
Rapid assay products	272,912	282,379	(9,467)	(3.4%)	0.1%	—	(3.5%)
Reference laboratory diagnostic and consulting services	1,074,825	1,020,094	54,731	5.4%	0.4%	—	5.0%
CAG diagnostics services and accessories	102,094	98,163	3,931	4.0%	0.6%	—	3.4%
CAG Diagnostics capital - instruments	$142,073	$98,912	$43,161	43.6%	1.2%	—	42.4%
Veterinary software, services and diagnostic imaging systems:	$255,205	$232,620	$22,585	9.7%	(0.1%)	0.6%	9.2%
Recurring revenue	205,735	187,461	18,274	9.7%	(0.1%)	0.6%	9.3%
Systems and hardware	49,470	45,159	4,311	9.5%	(0.2%)	0.6%	9.2%
Net CAG revenue	$2,954,813	$2,703,573	$251,240	9.3%	0.4%	—	8.8%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher volumes in IDEXX VetLab consumables and reference laboratory testing partially offset by macroeconomic and sector headwinds, as well as benefits from higher realized prices. The change in foreign currency exchange rates increased revenue growth by 0.4%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher volumes and higher realized prices. Volume gains were supported by increases in testing including the benefits from 10% growth in our active installed base of premium instruments, which reflected new customers and continued high customer retention rates, as well as our expanded menu of available tests. The change in foreign currency exchange rates increased revenue growth by 0.6%.

The decrease in rapid assay revenue resulted primarily from a shift of customers’ pancreatic lipase testing to our Catalyst instrument platform, partially offset by higher realized prices.

The increase in reference laboratory diagnostic and consulting services revenue was due to higher testing volumes in the U.S., Europe, and Asia Pacific, and higher realized prices. The change in foreign currency exchange rates increased revenue growth by 0.4%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of growth in our installed base of premium instruments. The change in foreign currency exchange rates increased revenue growth by 0.6%.

CAG Diagnostics Capital – Instrument Revenue. The increase in instrument revenue was primarily due to placements of our new IDEXX inVue Dx Analyzer, partially offset by lower placements of other premium instruments. The change in foreign currency exchange rates increased revenue growth by 1.2%.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in recurring revenue was primarily due to higher subscription and support services volume from our expanded SaaS installed base and from higher realized prices. The increase in our systems and hardware revenue was primarily due to higher diagnostic imaging system sales. Acquisitions increased revenue growth by 0.6%.

The following table presents the CAG segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$2,954,813		$2,703,573		$251,240	9.3%
Cost of revenue	1,110,432		1,043,805		66,627	6.4%
Gross profit	1,844,381	62.4%	1,659,768	61.4%	184,613	11.1%

Segment operating expenses:
Sales and marketing	434,416	14.7%	399,186	14.8%	35,230	8.8%
General and administrative	267,110	9.0%	313,442	11.6%	(46,332)	(14.8%)
Research and development	170,752	5.8%	148,812	5.5%	21,940	14.7%
Total segment operating expenses	872,278	29.5%	861,440	31.9%	10,838	1.3%
Segment income from operations	$972,103	32.9%	$798,328	29.5%	$173,775	21.8%

Gross Profit. Gross profit increased due to higher revenue and a 100 basis point increase in the gross profit margin. The increases in the gross profit margin reflected benefits from recurring revenue growth in IDEXX VetLab consumable and Reference Lab volumes, along with operational productivity and pricing benefits, which offset inflationary cost effects. These increases in the gross profit margin were reduced by the business mix impact from higher instrument revenue. The change in foreign currency exchange rates on the gross profit margin was not significant, including the impact of lower hedge gains during the current period compared to the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and commercial costs. General and administrative expense decreased primarily due to a $61.5 million expense in the prior year and a reduction in accrued expense of approximately $9 million in the first quarter of the current period related to a now-concluded litigation matter, partially offset by higher personnel-related and information technology costs. Research and development expense increased primarily due to higher personnel-related costs, as well as higher project costs. The change in foreign currency exchange rates was not significant to operating expense growth.

Water

The following table presents the Water segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$150,619		$139,959		$10,660	7.6%
Cost of revenue	44,978		42,633		2,345	5.5%
Gross profit	105,641	70.1%	97,326	69.5%	8,315	8.5%

Segment operating expenses:
Sales and marketing	18,538	12.3%	17,423	12.4%	1,115	6.4%
General and administrative	10,964	7.3%	12,534	9.0%	(1,570)	(12.5%)
Research and development	4,265	2.8%	3,827	2.7%	438	11.4%
Total segment operating expenses	33,767	22.4%	33,784	24.1%	(17)	(0.1%)
Segment income from operations	$71,874	47.7%	$63,542	45.4%	$8,332	13.1%

Revenue. The increase in revenue was due to higher realized prices and higher volumes. The increase in volumes was due to higher testing volumes, primarily in Latin America and Europe, as well as placements of instruments and accessories. The change in foreign currency exchange rates decreased revenue growth by 0.1%.

Gross Profit. Gross profit increased due to higher revenue as well as a 60 basis point increase in the gross profit margin. The net increase in the gross profit margin was due to higher realized prices, reduced by the impact of higher product and distribution costs. The change in foreign currency exchange rates decreased the gross profit margin by approximately 10 basis points, including the impact of lower hedge gains during the current period compared to the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel and meeting costs. General and administrative expense decreased primarily due to lower bad debt expense and lower personnel-related costs. Research and development expense increased primarily due to higher personnel-related costs. The change in foreign currency exchange rates was not significant to operating expense growth.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$94,302		$87,503		$6,799	7.8%
Cost of revenue	49,063		42,084		6,979	16.6%
Gross profit	45,239	48.0%	45,419	51.9%	(180)	(0.4%)

Segment operating expenses:
Sales and marketing	22,756	24.1%	20,937	23.9%	1,819	8.7%
General and administrative	13,410	14.2%	12,420	14.2%	990	8.0%
Research and development	8,982	9.5%	8,808	10.1%	174	2.0%
Total segment operating expenses	45,148	47.9%	42,165	48.2%	2,983	7.1%
Segment income from operations	$91	0.1%	$3,254	3.7%	$(3,163)	(97.2%)

Revenue. The increase in revenue was primarily due to higher test volumes in the Americas and Asia Pacific, and higher realized prices. The change in foreign currency exchange rates decreased revenue growth by 0.8%.

Gross Profit. The decrease in gross profit was primarily due to a 390 basis point decrease in the gross profit margin, partially offset by higher revenue. The net decrease in the gross profit margin was primarily due to higher product costs, reduced by the impact from higher realized prices. The change in foreign currency exchange rates decreased the gross profit margin by approximately 60 basis points, including the impact of lower hedge gains during the current period compared to the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs. General and administrative expense increased primarily due to higher personnel-related costs and bad debt expense. Research and development expense increased primarily due to higher personnel-related costs. The change in foreign currency exchange rates increased operating expense growth by approximately 1%.

Other

Other information combines and presents our OPTI Medical with our out-licensing arrangements and consolidated foreign currency transaction gains and losses for all operating segments. The following table presents the Other results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$13,389		$12,181		$1,208	9.9%
Cost of revenue	7,185		6,427		758	11.8%
Gross profit	6,204	46.3%	5,754	47.2%	450	7.8%

Other operating expenses:
Sales and marketing	777	5.8%	853	7.0%	(76)	(8.9%)
General and administrative	4,694	35.1%	2,758	22.6%	1,936	70.2%
Research and development	375	2.8%	616	5.1%	(241)	(39.1%)
Total Other operating expenses	5,846	43.7%	4,227	34.7%	1,619	38.3%
Other income from operations	$358	2.7%	$1,527	12.5%	$(1,169)	(76.6%)

Revenue. The increase in revenue was primarily due to higher sales volumes of our OPTI Medical consumables and instruments.

Gross Profit. Gross profit increased due to higher revenues, partially offset by a 90 basis point decrease in the gross profit margin. The decrease in the gross profit margin was largely due to higher product costs, partially offset by higher realized prices. The change in foreign currency exchange rates did not have a significant impact on the gross profit margin.

Operating Expenses. Sales and marketing expense decreased due to lower personnel-related costs. General and administrative expense increased primarily due to higher foreign currency transaction losses compared to the prior period. Research and development expense decreased due to lower activities that were not attributable to our three reportable segments.

Non-Operating Items

Interest Expense and Income. Interest expense was $29.6 million for the nine months ended September 30, 2025, compared to $23.7 million for the same period during the prior year. The increase in interest expense was primarily due to higher average debt levels and higher interest rates. Interest income was $2.4 million for the nine months ended September 30, 2025, compared to $10.5 million for the same period during the prior year, primarily due to a decrease in money market investments.

Provision for Income Taxes. Our effective income tax rate was 20.2% for the nine months ended September 30, 2025, compared to 21.3% for the nine months ended September 30, 2024. The decrease in our effective tax rate was primarily driven by an increase in tax benefits related to share-based compensation and the resolution of international tax audits, partially offset by the impacts related to recent U.S. tax law changes.

Liquidity and Capital Resources

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. We generate cash primarily through the payments made by customers for our companion animal veterinary, livestock, poultry, dairy, and water products and services, consulting services, and other various systems and services. Our cash disbursements are primarily related to compensation and benefits for our employees, inventory and supplies, repurchases of our common stock, taxes, research and development, capital expenditures, rents, occupancy-related charges, interest expense, and business acquisitions. Working capital totaled $225.2 million as of September 30, 2025, compared to $332.0 million as of December 31, 2024. The change in working capital is primarily due to lower cash balances and higher borrowings outstanding on our Credit Facility in the current year. As of September 30, 2025, we had $208.2 million of cash and cash equivalents, compared to $288.3 million as of December 31, 2024. As of September 30, 2025, we had a remaining borrowing availability of $793.2 million under our $1.25 billion Credit Facility, with $455.0 million in outstanding borrowings under our Credit Facility. As of December 31, 2024, we had $250.0 million in outstanding borrowings under our Credit Facility. The general availability of funds under our Credit Facility is reduced by $1.8 million for outstanding letters of credit. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example, to fund significant discretionary activities, we could elect to raise capital in the U.S. through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and cash equivalents are generally available without restrictions to fund ordinary business operations outside the U.S.
The following table presents cash and cash equivalents held domestically and by our foreign subsidiaries:

Cash and cash equivalents (dollars in thousands)	September 30, 2025	December 31, 2024

U.S.	$13,838	$145,118
Foreign	194,328	143,148
Total	$208,166	$288,266

Total cash and cash equivalents held in U.S. dollars by our foreign subsidiaries	$39,009	$10,623
As of September 30, 2025, of the $208.2 million of cash and cash equivalents held, $202.7 million was held as bank deposits and $5.5 million was held in a U.S. government money market fund. As of December 31, 2024, of the $288.3 million of cash and cash equivalents held, $148.7 million was held as bank deposits and $139.6 million was held in a U.S. government money market fund. Our bank deposits are held at a diversified group of institutions, primarily systemically important banks. Cash and cash equivalents as of September 30, 2025, included approximately $1.0 million in cash denominated in a non-U.S. currency held in a country with currency control restrictions, which limits our ability to transfer funds outside of the country in which they are held without incurring costs.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024

Days sales outstanding (1)	46.5	44.7	45.7	47.1	48.9
Inventory turns (2)	1.5	1.5	1.3	1.3	1.3

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

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Change

Net cash provided by operating activities	$826,045	$666,976	$159,069
Net cash used by investing activities	(108,109)	(167,219)	59,110
Net cash used by financing activities	(809,262)	(645,291)	(163,971)
Net effect of changes in exchange rates on cash	11,226	238	10,988
Net change in cash and cash equivalents	$(80,100)	$(145,296)	$65,196

Operating Activities. Cash provided by operating activities during the nine months ended September 30, 2025, was $826.0 million, which was a net increase in operating cash flows of $159.1 million, compared to the same period during the prior year. Cash was provided from net income of $811.3 million, adjusted for net non-cash items of $259.3 million, partially offset by a net decrease from changes in operating assets and liabilities of $244.5 million. The following table presents cash flow impacts from changes in operating assets and liabilities, excluding the effects of foreign exchange rate fluctuations:

	For the Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Change

Accounts receivable	$(82,586)	$(56,087)	$(26,499)
Inventories	(2,202)	(24,756)	22,554
Other assets and liabilities	(160,944)	(45,272)	(115,672)
Accounts payable	(4,977)	2,347	(7,324)
Deferred revenue	6,216	(735)	6,951
Total change in cash due to changes in operating assets and liabilities	$(244,493)	$(124,503)	$(119,990)

Cash used by changes in operating assets and liabilities during the nine months ended September 30, 2025, increased $120.0 million, compared to the same period during the prior year. During the current period, we paid approximately $80 million, which was accrued in prior years, to conclude a litigation matter and the payment is included within the cash flow impacts from changes in other assets and liabilities. The increase in contract assets arising from customer commitment arrangements, partially offset by lower tax payments and lower annual employee incentive program payments in the current period, also contributed to the increase in cash used for other assets and liabilities, compared to the same period in the prior year.

We have historically experienced proportionately lower net cash flows from operating activities during the first quarter and proportionately higher cash flows from operating activities for the remainder of the year driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

Investing Activities. Cash used by investing activities was $108.1 million during the nine months ended September 30, 2025, compared to $167.2 million for the same period during the prior year. The decrease in cash used by investing activities was primarily due to the acquisition of a software business during the prior-year period, compared to smaller asset acquisitions in the current-year period.

Our total capital expenditure plan for 2025 is estimated to be approximately $140.0 million, which includes capital investments in manufacturing and operations facilities and technology infrastructure to support growth and efficiencies, as well as investments in customer-facing software development.

Financing Activities. Cash used by financing activities was $809.3 million during the nine months ended September 30, 2025, compared to $645.3 million used for the same period during the prior year. The increase in cash used was primarily due to $979.2 million of repurchases of our common stock during the current year, compared to $591.0 million of repurchases during the prior year, as well as a payment upon the maturity of our 2025 Series C Notes equivalent to $103.4 million. This increase in cash used by financing activities was partially offset by $205.0 million in net borrowings under our Credit Facility during the current year, compared to no activity under our Credit Facility during the prior-year period. We also remitted approximately $8.4 million of excise tax related to the repurchase of our common stock on April 15, 2025, which is included in the repurchases of common stock on our cash flow statement.

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

As of September 30, 2025, we had $455.0 million in outstanding borrowings under our Credit Facility, of which $250.0 million is outstanding borrowings under our term loan that matures on October 20, 2025. On October 20, 2025, we paid our $250.0 million term loan with a combination of borrowings under our revolving line of credit and available cash on hand. The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under our Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative, and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), the failure to pay specified indebtedness, cross-acceleration to specified indebtedness, and a change of control default. Our Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of sanctions laws and regulations. The sole financial covenant is a consolidated leverage ratio test as described below.

The aggregate principal amounts of our 2025 Series B Notes will become due and payable on December 11, 2025. We anticipate paying off our 2025 Series B Notes for $75.0 million when due in December 2025, with available cash on hand, borrowings under our Credit Facility, or proceeds from the issuance of new notes, or a combination thereof.

The aggregate principal amounts of our 2026 Series Notes will become due and payable on September 9, 2026. We anticipate paying off our 2026 Series Notes for $75.0 million when due in September 2026, with available cash on hand, borrowings under our Credit Facility, or proceeds from the issuance of new notes, or a combination thereof.

Should we elect to prepay any of our senior notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Senior Note Agreements. Additionally, in the event of a change in control of the Company or upon the disposition of certain assets of the Company, the proceeds of which are not reinvested (as defined in the Senior Note Agreements), we may be required to prepay all or a portion of the senior notes. The obligations under the senior notes may be accelerated upon the occurrence of an event of default under the applicable Senior Note Agreements, each of which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative, and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under ERISA, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness, and a change of control default. The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of sanctions laws and regulations. The sole financial covenant is a consolidated leverage ratio test as described below.

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

Financial Covenant. The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, non-recurring transaction expenses incurred in connection with acquisitions, share-based compensation expense, and certain other non-cash losses and charges (“Adjusted EBITDA”), as defined in the Senior Note Agreement and Credit Facility, not to exceed 3.5-to-1. As of September 30, 2025, we were in compliance with such covenant. The following details our consolidated leverage ratio calculation:

(dollars in thousands)	Twelve Months Ended
Trailing 12 Months Adjusted EBITDA:	September 30, 2025

Net income attributable to stockholders	$1,027,425
Interest expense	37,140
Provision for income taxes	246,169
Depreciation and amortization	140,168
Acquisition-related expense	73
Share-based compensation expense	58,160
Extraordinary and other non-recurring non-cash charges	160
Adjusted EBITDA	$1,509,295

Debt to Adjusted EBITDA Ratio:	September 30, 2025

Line of Credit	$455,000
Current and long-term portions of long-term debt	524,822
Total debt	979,822
Acquisition-related contingent consideration payable	4,087
Deferred financing costs	178
Gross debt	$984,087
Gross debt to Adjusted EBITDA ratio	0.65

Less: Cash and cash equivalents	$208,166
Net debt	$775,921
Net debt to Adjusted EBITDA ratio	0.51

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies, and guarantees as of September 30, 2025, are described in Note 16 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Impacts. Our foreign currency exchange impacts on operating results are comprised of three components: 1) local currency revenues and expenses; 2) the impact of foreign currency exchange hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary.

Approximately 23% and 22% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies for the three and nine months ended September 30, 2025, respectively, compared to approximately 22% and 21% for the three and nine months ended September 30, 2024, respectively. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impacts of foreign currency denominated costs and expenses and foreign currency denominated supply contracts partially offset this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. dollar denominated revenues.

The following table presents the estimated foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share (net of tax) for the current periods compared to the respective prior-year periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024

Revenue increase (decrease)	$13,034	$643	$13,235	$(6,219)

Operating profit (decrease) increase, excluding hedge activity and exchange impacts of foreign currency transactions	$7,349	$(810)	$5,554	$(4,448)
Hedge gains (losses) - current period	(1,965)	512	600	3,043
Foreign currency transactions gains (losses) - current period	(1,587)	1,381	(2,826)	(553)
Operating profit increase (decrease) - current period	$3,797	$1,083	$3,328	$(1,958)

Hedge (gains) losses - prior period	(512)	(1,273)	(3,043)	(1,723)
Foreign currency transaction (gains) losses - prior period	(1,381)	1,396	553	2,071
Operating profit increase (decrease) - compared to prior period	$1,904	$1,206	$838	$(1,610)

Diluted earnings per share increase (decrease) - compared to prior period	$0.02	$0.01	$0.01	$(0.01)
The impacts on diluted earnings per share presented may not recalculate due to rounding.

At our current foreign exchange rate assumptions, we anticipate year-over-year changes for the remainder of the year will increase our revenues by approximately $18 million and increase operating profit and diluted earnings per share by approximately $11 million and $0.10 per share, respectively. These favorable currency impacts to our operating profit and diluted earnings per share include net year-over-year impacts of foreign currency hedging activity, which is expected to decrease our total operating profit by approximately $4 million and $0.04 per share for the remainder of the year ending December 31, 2025. These estimates assume that the value of the U.S. dollar will reflect the euro at $1.15, the British pound at $1.34, the Canadian dollar at $0.72, and the Australian dollar at $0.64; and the Japanese yen at ¥149, the Chinese renminbi at RMB 7.26, and the Brazilian real at R$5.55 relative to the U.S. dollar for the remainder of 2025. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations.

Based on projected revenues and expenses for the remainder of 2025, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1% strengthening of the U.S. dollar would reduce revenue by approximately $4 million and operating income by approximately $1 million, net of hedge positions.

Interest Rate Risk. We entered into an interest rate swap to manage the effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. Beginning on March 31, 2023, the variable interest rate associated with $250.0 million of borrowings outstanding under our Credit Facility became effectively fixed at 3.9%, plus the applicable credit spread, through October 20, 2025. Borrowings outstanding under our Credit Facility at September 30, 2025, were $455.0 million. We have designated the interest rate swap as a cash flow hedge. For more information regarding our interest rate swap, refer to “Part I, Item 1. Financial Statements, Note 19. Hedging Instruments.”

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2025, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (3) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

July 1 to July 31, 2025	237,380		$546.39	237,380	4,251,730
August 1 to August 31, 2025	103,519		$642.03	103,500	4,148,230
September 1 to September 30, 2025	70,413		$646.03	70,300	4,077,930
Total	411,312	(2)		411,180	4,077,930

(1)As of December 31, 2024, our Board of Directors had approved the repurchase of up to 78 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program, which amount includes the approval of an additional 5 million shares on December 3, 2024. The initial program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program has been increased by the Board of Directors on numerous occasions. There is no specified expiration date for this repurchase program and it may be suspended or discontinued at any time. There were no other repurchase programs outstanding during the three months ended September 30, 2025, and no share repurchase programs expired during the period.

(2)During the three months ended September 30, 2025, we received 132 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

(3)Includes the 1% excise tax for shares repurchased in the open market.

Refer to Note 12 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Item 5. Other Information

Rule 10b5-1 Trading Plan Elections

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933).

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
X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)				X

Interactive data file

101	The following financial and related information from IDEXX Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL, and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Andrew Emerson
Date: November 3, 2025	Andrew Emerson
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)