Form 10-K
period 2025-12-31
IDEXX LABORATORIES INC /DE
filed 2026-02-20
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Based on the closing sale price on June 30, 2025, of the registrant’s Common Stock, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the NASDAQ Global Select Market, the aggregate market value of the voting stock held by non-affiliates of the registrant was $42,899,749,759. For these purposes, the registrant considers its directors and executive officers to be its only affiliates.
The number of shares outstanding of the registrant’s Common Stock was 79,624,034 on February 13, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Part III—Specifically identified portions of the Company’s definitive Proxy Statement to be filed in connection with the Company’s 2026 annual meeting of stockholders (the “2026 Annual Meeting”), to be held on May 12, 2026, are incorporated herein by reference.

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
Credit Facility
Our $1.25 billion five-year unsecured credit facility under our fourth amended and restated credit agreement, as amended; consisting of i) $1 billion revolving credit facility, also referred to as the revolving line of credit, ii) $250 million three-year term loan facility and iii) flexibility to incur incremental revolving credit commitments and/or term loans in the aggregate principal amount of up to $250 million.

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
LPD
Livestock, Poultry and Dairy, a reporting segment that provides diagnostic products and services for livestock and poultry health and measures the quality and safety of milk and improves producer efficiency.

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

Prime rate	The prime rate is an interest rate determined by individual banks. It is often used as a reference rate for many types of loans.
PACS	Picture archiving and communication software, our software solution for accessing, storing, and sharing diagnostic images.
PCR	Polymerase chain reaction, a technique used to amplify small segments of DNA.
Reagent rentals	Instruments being placed at customer sites at little or no cost in exchange for a long-term customer commitment to purchase instrument consumables.
Reported revenue growth	The percentage change in revenue reported in accordance with U.S. GAAP, compared to the same period in the prior year.
Term Loan	Three year, unsecured term loan in the principal amount of $250 million under the Credit Facility
S&P	Standard & Poor’s
S&P 500 Health Care Index	The index for the S&P 500 Health Care (U.S. companies) measures the performance of companies that are classified as members in the Global Industry Classification Standard of health care services sub-industry.
S&P 500 Index	The S&P 500 Index is a U.S. stock market index based on the market capitalization of 500 large companies having common stock listed on the New York Stock Exchange or NASDAQ, including IDEXX.
SaaS	Software-as-a-service
SDMA	Symmetrical dimethyl arginine, a biomarker that detects kidney disease.
SEC	U.S. Securities and Exchange Commission

Senior Note Agreements	Note purchase agreements for the private placement of senior notes, referred to as senior notes or long-term debt.
SOFR	The secured overnight financing rate as administered by the Federal Reserve Board of New York (or a successor administrator of the secured overnight financing rate)
U.S. GAAP	Accounting principles generally accepted in the United States of America
USDA	U.S. Department of Agriculture
Water	Water, a reporting segment that provides water microbiology testing products.

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

IDEXXTM and other trademarks appearing in this report are registered trademarks or trademarks of IDEXX and its affiliates in the United States and other countries, except for VetAutoread, which is a trademark of QBC Diagnostics, and SimPlate, which is a trademark of Merck KGaA or its affiliates. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report on Form 10-K may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2025, contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to, among other things, global trends in companion animal healthcare and demand for our products and services; our expectations regarding supply chain and logistics challenges; future revenue growth rates; future tax benefits; the impact of tax legislation and regulatory action; revenue recognition timing and amounts; business trends, earnings and other measures of financial performance; the effect of economic downturns and inflation on our business performance; tariffs; the projected effect of patent and license expirations; the projected impact of foreign currency exchange rates and hedging activities; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; the working capital and liquidity outlook; interest expense; warranty expense; share-based compensation expense; the adoption and projected impact of new accounting standards; critical accounting estimates; deductibility of goodwill; future commercial and operational efforts; future incorporation of artificial intelligence into our products, services and business processes; future product launches; projected cost and completion of capital investments; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events, are based on current estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the adverse impact, and the duration, of macroeconomic events, conditions, and uncertainties, such as geopolitical instability (including wars, terrorist attacks, and armed conflicts), general economic uncertainty, changes in U.S. and other countries’ tariff and trade policies, severe weather and other natural conditions, and supply chain challenges on our business, results of operations, liquidity, financial condition, and stock price, as well as the other matters described under the headings “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K. Any forward-looking statements represent our estimates only as of the day this Annual Report on Form 10-K was first filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public and they are subject to the risks and uncertainties described or cross-referenced in this section. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

PART I
ITEM 1.    BUSINESS

COMPANY OVERVIEW

IDEXX was incorporated in Delaware in 1983. We develop, manufacture, and distribute products and provide services primarily for the companion animal veterinary; livestock, poultry and dairy; and water testing industries. We also manufacture and sell human medical point-of-care diagnostic products. Our primary products and services are:

•Point-of-care veterinary diagnostic products, comprised of instruments, consumables, and rapid assay test kits;
•Veterinary reference laboratory diagnostic and consulting services;
•Practice management systems, software and diagnostic imaging systems and services used by veterinarians;
•Health monitoring, biological materials testing, laboratory diagnostic instruments, and services used by the biomedical research community;
•Diagnostic and health-monitoring products for livestock, poultry, and dairy; and
•Products that test water for certain microbiological contaminants.

Our Purpose is to be a great company that creates exceptional long-term value for our customers, employees, and stockholders by enhancing the health and well-being of pets, people, and livestock.

DESCRIPTION OF BUSINESS BY SEGMENT

We operate primarily through three reportable business segments: Companion Animal Group, Water quality products, and Livestock, Poultry and Dairy. Our Other operating segment combines and presents our human medical diagnostic products business with our out-licensing arrangement because they do not meet the quantitative or qualitative thresholds for reportable segments.

Companion Animal Group (“CAG”) - Diagnostic and information management products and services for the companion animal veterinary industry, including point-of-care diagnostic solutions, outside reference laboratory services, and veterinary software and services.

CAG Diagnostics

We provide diagnostic capabilities that meet veterinarians’ diverse needs through a variety of modalities, including point-of-care diagnostic solutions and outside reference laboratory services. Regardless of modality utilized, veterinarians are provided with clinically relevant data which is integrated within our information management technologies. The result is a comprehensive view of patient diagnostic information that is easily accessible by both the veterinarian and pet owner.

Point-of-Care Diagnostic Solutions. Our point-of-care diagnostic solutions are comprised of our IDEXX VetLab suite of point-of-care chemistry, hematology, immunoassay, electrolyte, urinalysis, cytology/morphology, blood gas, and coagulation analyzers, as well as associated consumable products that provide real-time reference lab quality diagnostic results. Several of these point-of-care analyzers, including the Catalyst One Chemistry analyzer, ProCyte One hematology analyzer, SediVue Dx Analyzer, and IDEXX inVue Dx Cellular Analyzer, utilize proprietary AI capabilities in their image capture systems to analyze samples. IDEXX point-of-care analyzers feature load-and-go sample handling and integration with a cloud-enabled software ecosystem, including the IDEXX VetLab Station and VetConnect PLUS. Our point-of-care diagnostic solutions also include a broad range of single-use, IDEXX SNAP rapid assay test kits that provide quick, accurate, and convenient point-of-care diagnostic test results for a variety of companion animal disease-causing pathogens and health conditions. Additionally, we offer extended maintenance agreements in connection with the sale of our instruments.

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

    Cytology / Morphology. Beginning in late 2024 we launched our point-of-care cellular analyzer, IDEXX inVue Dx, which automates real-time cytology and blood cell morphology testing. The IDEXX inVue Dx Cellular Analyzer uses advanced optics and AI technology in a slide-free, load-and-go platform.

    Rapid Assay. The SNAP rapid assays are single-use, handheld test kits that can work without the use of instrumentation, although many kits may also be activated with results automatically captured and interpreted by the SNAP Pro Analyzer. This device improves medical care by allowing veterinarians to share the test results with the pet owner on the SNAP Pro Analyzer screen, or via VetConnect PLUS. The principal canine SNAP rapid assay tests include SNAP 4Dx Plus, which tests for the seven vector-borne diseases causing pathogens, including Lyme disease as well as canine heartworm, and SNAP Heartworm RT, which tests for heartworm. Sales of our canine vector-borne disease tests are typically greater in the first half of our fiscal year due to seasonality of disease testing in the veterinary practices in the Northern Hemisphere. The principal feline SNAP rapid assay tests include SNAP Feline Triple, which tests for feline immunodeficiency virus (“FIV”), feline leukemia virus (“FeLV”) and heartworm, and SNAP FIV/FeLV Combo Test, which tests for FIV and FeLV.

    IDEXX VetLab Station. The IDEXX VetLab Station (“IVLS”) connects and integrates the diagnostic information from all the IDEXX VetLab analyzers. IVLS also sends all results created on connected instruments automatically to VetConnect PLUS. We sell IVLS as an integral component for our point-of-care analyzer suite.

Integrated Diagnostic Information Management. VetConnect PLUS is a cloud-based technology that enables veterinarians to access and analyze patients’ data from all of IDEXX’s diagnostic modalities. These integrated diagnostic results provide the veterinarian with a visualization of patient-specific information, allowing the veterinarian to easily see and trend diagnostic results. VetConnect PLUS enables greater medical insight and enhanced decision-making through IDEXX DecisionIQ, an analytical tool incorporated in VetConnect PLUS that utilizes proprietary technology, including AI, to aid practitioners in making medical diagnoses. In addition, VetConnect PLUS provides instant mobile and browser-based access to results, which can be shared with pet owners and other veterinarians directly from the VetConnect PLUS application.

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

Our reference laboratories offer a large selection of tests and diagnostic panels to detect a number of disease states and other conditions in animals, including all tests that can be run in the clinic at the veterinary practice with our instruments or rapid assays. This menu of tests also includes a number of specialized tests that we have developed that allow practitioners to diagnose relevant diseases and conditions in dogs and cats, including parasites, heart disease, allergies, pancreatitis, diabetes, renal disease, and infectious diseases. We also offer cancer screening to aid in diagnosis, assist in therapy selection, and support therapy management and monitoring. During 2025, we launched the IDEXX Cancer Dx Panel in North America, which is a simple blood test for dogs that screens for lymphoma, and will expand the IDEXX Cancer Dx Panel to include canine mast cell tumor detection in North America in 2026. We currently anticipate launching the IDEXX Cancer Dx test for canine lymphoma internationally in the first half of 2026.

IDEXX Telemedicine. We provide specialized veterinary consultation, telemedicine, and advisory services, including radiology, dental radiography, cardiology, internal medicine, and ultrasound consulting. These services enable veterinarians to obtain diagnostic interpretations, and radiology and cardiology assessments. IDEXX Telemedicine services are accessed through IDEXX Web PACS, ezyVet, and VetMedStat, a cloud-based software platform for case submission and interpretation that embeds proprietary AI capabilities aiding analysis of images and electrocardiogram results.

Veterinary Software and Services & Diagnostic Imaging Systems

Veterinary Software and Services. We develop, market, and sell a portfolio of software and services for independent veterinary clinics and corporate groups.

    Practice management systems. We provide software, hardware, and integrated services that run key functions of veterinary clinics, including managing patient electronic health records, scheduling, client communication, billing, and inventory management. Our practice management system offerings include cloud-based ezyVet, Animana, and IDEXX Neo, and on-premises Cornerstone. To support the software system needs of practices, IDEXX provides integrated services, including payment solutions, data backup & recovery, and practice supplies.

    Third-party integrations strengthen our practice management systems value proposition by improving user workflows and can quickly add new functionality to the practice management systems. Our commercial application programming interfaces and processes allow access to the practice management systems platform while providing an enhanced user experience. Our large practice management systems installed base provides access to veterinary channel transaction activity, enabling a syndicated data offering. Industry pharmaceutical and nutrition partners leverage our data to understand channel market performance and to provide behavioral insights.

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

    Client marketing and wellness plan management. In addition, we offer cloud-based client communication (Vello and Pet Health Network Pro) and preventive care plan management software (Petly Plans) designed to strengthen the relationship between the veterinarian and the pet owner. To support the communication needs between general practices and specialty referral practices, IDEXX offers rVetLink software. Lastly, IDEXX Enterprise provides centralized management and reporting capabilities for groups of veterinary practices.

Diagnostic Imaging Systems. Diagnostic x-rays support a broad array of diagnostic use cases, from trauma to chronic disease detection, providing critical insights that support further diagnostic testing and treatment plans. We market and sell two diagnostic imaging systems primarily used in small animal veterinary applications: IDEXX ImageVue DR50 and IDEXX ImageVue DR30. The IDEXX ImageVue DR50 Plus, which launched in North America in January 2026, combines high definition, AI-powered imaging with a lower dose of radiation compared to our current ImageVue DR50 system.

Our diagnostic imaging systems employ picture archiving and communication system (“PACS”) software called IDEXX Web PACS, which facilitates radiographic image capture and review. IDEXX Web PACS is our cloud-based software-as-a-service (“SaaS”) for all imaging modalities, including digital radiology (x-ray), ultrasound, dental radiology, CT, and MRI. IDEXX Web PACS enables practice workflows across all imaging modalities, including advanced image analysis, image sharing, and storage. IDEXX Web PACS is integrated with Cornerstone, ezyVet, IDEXX Neo, and IDEXX VetConnect PLUS to provide centralized access to diagnostic imaging results alongside patient diagnostic results from any internet-connected device. IDEXX Web PACS uses proprietary AI capabilities to enable optimal sharing, analysis, and storage of diagnostic images.

We believe that the breadth of our full diagnostic solution, including novel products and services developed and made available only by IDEXX, as well as the software integration of our offering, provide a differentiated competitive advantage by giving veterinarians the tools and services to offer advanced veterinary medical care. We believe that with the use of our products and services, veterinary practices significantly improve the quality of veterinary care provided to their patients, increase staff efficiencies, and better communicate the value of this medical care to the pet owner. We believe that these capabilities, enabled by the use of IDEXX products and services, improve the effectiveness and financial health of the veterinary practice.

Water quality products (“Water”) - Water provides innovative testing solutions and related instrumentation for easy, rapid, and accurate detection and quantification of various microbiological parameters in water.

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

    Quanti-Tray products. Our Quanti-Tray products, when used in conjunction with our Colilert, Colilert-18, Colisure, Enterolert, Pseudalert, Heterotrophic Plate Count (“HPC”) or Legiolert products, provide users quantitative measurements of microbial contamination rather than a presence/absence indication. Our Quanti-Tray Sealer PLUS and Quanti-Tray Sealer 2X instruments are used with the Quanti-Tray products for the determination of bacterial density in water samples. Our SimPlate and EasyDisc for HPC products detect the total number of the most common bacteria in a water sample.

    IDEXX Tecta Systems. Our IDEXX Tecta system instruments automate several steps in water testing workflows, allowing multiple samples to be tested simultaneously, with remote notification capability. Tecta detects total coliforms and E. coli, E. coli only, fecal coliforms, and enterococci.

    UV Viewer Plus. Launched in 2025, our UV Viewer Plus is a bench-top UV light cabinet designed to provide controlled illumination to aid in the visual interpretation of fluorescent-based water tests.

Livestock, Poultry and Dairy (“LPD”) - LPD provides diagnostic tests, services, and related instrumentation that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to measure the quality and safety of milk.

Livestock, Poultry, Herd Health Screening and Production Management. Our livestock and poultry diagnostic products are purchased by government and private laboratories that provide testing services to livestock veterinarians, producers, and processors, and also directly by livestock veterinarians and producers. Our principal livestock and poultry diagnostic products include tests for Bovine Viral Diarrhea Virus (“BVDV”), Porcine Reproductive and Respiratory Syndrome (“PRRS”), and Transmittable Spongiform Encephalopathies (“TSE”). BVDV is a common and contagious viral infection that suppresses the immune system, making the animal susceptible to a host of other infections, and impacting beef and dairy production yields as a result. PRRS is a contagious virus causing reproductive problems and respiratory diseases in swine, leading to increased piglet mortality, reduced growth, and vulnerability to secondary infections. TSE is a transmissible disease in which infected animals exhibit behavioral disturbances and a progressive loss of physical condition that precedes death. We also sell our Alertys Milk Pregnancy Test, Alertys Ruminant Pregnancy Test, Alertys On-Farm Pregnancy Test, and Rapid Visual Pregnancy Test for

cattle and other ruminants, which can detect pregnancy 28 days after breeding using milk, serum, or whole blood samples. Additionally, we offer herd health screening services to livestock veterinarians and producers.

Dairy products. Our principal dairy products use our SNAP test platform and are used by dairy producers and processors worldwide to detect antibiotic drug residue in milk. Our primary product lines are SNAP Beta-Lactam ST and SNAPduo ST Plus, which detect certain beta-lactam and tetracycline antibiotic residues.

Other - Our human medical diagnostic business, which does not meet the quantitative or qualitative thresholds for reportable segments, and is presented within Other. We sell point-of-care analyzers and related consumables for use in human medical hospitals and clinics to measure electrolytes, blood gases, acid-base balance, glucose, lactate, blood urea nitrogen and ionized calcium, and to calculate other parameters such as base excess and anion gap.

Additional information about our products and services can be found on our website. Information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K or any other filing we make with the SEC.

MARKETING AND DISTRIBUTION

We market, sell, and service our products worldwide through our marketing, customer service, sales, and technical service groups, as well as through independent distributors and other resellers. We maintain a sales presence in the U.S. and in major regions worldwide, including Africa, Asia Pacific, Canada, Europe, and Latin America.

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

RESEARCH AND DEVELOPMENT

Our business strategy includes the development and introduction of new products and services and may involve entry into new business areas. We maintain active research and development programs in each of our three primary business segments. Our research and development expenses, which consist of salaries, employee benefits, certain licensing agreements, materials and external consulting and development costs, were $251.2 million for the year ended December 31, 2025, or 5.8% of our consolidated revenue, $219.8 million for the year ended December 31, 2024, or 5.6% of our consolidated revenue, and $191.0 million for the year ended December 31, 2023, or 5.2% of our consolidated revenue.

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

While we consider ownership of these intellectual property rights in the aggregate to be important to us, we do not believe that any single patent, copyright, trademark, trade secret, or license is material to our business as a whole, and we primarily rely on the innovative skills, technical expertise, customer focus and knowledge, and marketing abilities of our employees for our business success. In addition, a range of factors help to mitigate the future potential effects of the expiration of any of our patents, licenses, and other intellectual property rights on our results of operations and financial position. These factors include, but are not limited to:

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
•our continued investments in innovative product and service improvements that result in new technologies, features, functionalities, enhancements, integrations, and any related patents or other intellectual property rights;
•our investment in diagnostic innovations that results in new product and service offerings that expand the test menu for our point-of-care instruments and/or reference laboratory business, and any related patents or other intellectual property rights; and
•our significant know-how, scale and investments related to the product design and manufacturing processes of associated product offerings and certain supply arrangements for consumables that are compatible with our instruments.

We own or have license rights to various patents, patent applications, and technologies in the U.S. and other countries. These patents, patent applications, and technologies relate to intellectual property embodied in certain of our CAG products and services (including our Catalyst instruments and consumables and certain reference laboratory tests), LPD diagnostic products, and Water testing products, as well as other technologies relevant to the manufacture and commercialization of these products and services. Although certain of these patents and licenses are expected to expire in future years, the expiration of these patents and licenses, individually or in the aggregate, is not expected to have a material effect on our financial position or future operations. We face robust competition as other companies have been successful in bringing competitive products and services to market, despite the protections afforded by these patent and license rights.

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

PRODUCTION AND SUPPLY

Certain instruments that we sell are manufactured by third parties. We rely on third parties in our supply chain to supply us, and our direct suppliers, with certain important components, raw materials, and consumables used in or with our products and services. In some cases, these third parties are sole or single-source suppliers. We seek to mitigate sole and single-source supplier risks on a risk-prioritized basis and in a variety of ways, including, when possible, identifying and quantifying alternative suppliers, developing applicable in-house manufacturing capabilities and expertise, entering into escrow arrangements for manufacturing information for certain single or sole-sourced products, and strategically maintaining safety stock.

Instruments and consumables. Significant products, components, and raw materials supplied by sole and single-source providers include certain Catalyst Dx and Catalyst One consumables (other than electrolyte consumables and the fructosamine, thyroxine, canine C-reactive protein, progesterone, SDMA, and Pancreatic Lipase, Cortisol, and Bile Acid slides), ProCyte Dx Analyzers and consumables, IDEXX inVue Dx cytology consumables, SediVue Dx urinalysis instruments and consumables, and certain components of our internally manufactured analyzers.

Certain Catalyst chemistry slides are supplied by Ortho-Clinical Diagnostics, Inc. (“Ortho”) under supply agreements that are currently set to expire in December of 2044. The terms of the agreements allow for early termination in certain circumstances. In the event of a notice of non-extension, the agreements will continue for a period of twelve years through December 31 of the twelfth year after such notice, up to 2044. We are obligated to purchase all of our requirements for our current menu of Catalyst chemistry slides from Ortho to the extent Ortho is able to supply those requirements. The agreements provide for pricing based on purchase volumes and a fixed annual inflationary adjustment. The agreements also prohibit Ortho from promoting and selling these chemistry slides in the veterinary sector, excluding the EU, other than to IDEXX.

We purchase other analyzers and consumables under supply agreements with terms extending through 2034, which in some cases may be extended at our option. We have minimum purchase obligations under some of these agreements, and our failure to satisfy these obligations may result in the loss of some or all of our rights under these agreements. Refer to “Part I, Item 1A. Risk Factors.”

Other components. We purchase certain other products, raw materials, and components from sole and single-source suppliers. These products include certain diagnostic imaging systems and certain components used in our SNAP rapid assay and dairy devices, livestock and poultry testing kits, and water testing products.

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

BACKLOG

We generally do not maintain a significant backlog of orders and believe that our backlog at any particular date historically has not been indicative of future sales.

COMPETITION

We compete with many companies ranging from large human and animal health pharmaceutical and medical diagnostics companies to small businesses focused on animal health. Our companion animal veterinary diagnostic products and services compete with both reference laboratory service and point-of-care product providers. Our competitors vary in our different business areas and regions. In some cases, academic institutions, governmental agencies, and other public and private research organizations conduct research activities and may commercialize products or services, which could compete with our products, on their own or through joint ventures. Some of our direct and potential competitors have substantially greater financial and managerial resources than us, as well as greater experience in manufacturing, marketing, research and development, and obtaining regulatory approvals than we do. For more information on risks related to our competition, refer to “Part I, Item 1A. Risk Factors."

Competitive factors in our different business areas are detailed below:

•Companion animal diagnostic offerings. We compete primarily on the basis of ease of use and speed of our products, diagnostic accuracy, product quality, breadth of our product line and services, differentiated product innovations, fully integrated technology, information management capability, enhancement of veterinary practice efficiency, availability of medical consultation, effectiveness of our sales and distribution channels, quality of our technical and customer service, and our pricing relative to the value of our products and services in comparison with competitive products and services. We compete with a number of companies in most geographic locations in North America including Mars, Incorporated brands Antech Diagnostics and Heska; and Zoetis Inc. (including its wholly-owned subsidiary Abaxis, Inc.). We also compete in certain international geographies with Zoetis Inc.; Mars, Incorporated brands including Heska, Antech Diagnostics, scil animal care, and Antech-Asia Veterinary Diagnostics; Fujifilm Holdings Corporation; Arkray, Inc.; Mindray; and BioNote, Inc.

•Water, livestock, poultry and dairy testing products. We compete primarily on the basis of the ease of use, speed, accuracy, product quality, and other performance characteristics of our products and services (including differentiated tests), the breadth of our product line and services, the effectiveness of our sales and distribution channels, the quality of our technical and customer service, our ability to receive regulatory approvals from governing agencies, and our pricing relative to the value of our products in comparison with competitive products and services. Our competitors include smaller regional companies and larger companies with livestock and poultry diagnostics and water testing solution products, such as Neogen Corporation, Charm Sciences, Inc., BioChek, Innovative Diagnostics and Thermo Fisher Scientific Inc.
•Veterinary Software, Services, and Diagnostic Imaging Systems. We compete primarily on the basis of functionality, system workflows, performance characteristics, effectiveness of our implementation, training process and customer service, information handling capabilities, advances in technologies, enhancement of veterinary practice efficiency, and our pricing relative to the value of our products and services in comparison with competitive products and services. We sell these products primarily in North America and Europe. Our largest competitor in North America and the U.K. is Covetrus, Inc., which offers several systems and leverages its animal health distribution business in sales and service. We also compete with numerous smaller companies throughout the geographies in which we offer veterinary software, including those offering cloud-based solutions. Our competitors in the diagnostic imaging systems sector include Sound-Eklin, Antech Diagnostics, FUJIFILM, and Heska.

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

Veterinary diagnostic products. Our veterinary diagnostic products, including instruments, such as Catalyst One and ProCyte One, as well as their corresponding consumables, are veterinary medical devices under the jurisdiction of the FDA under the Food, Drug and Cosmetics Act (the “FDC Act”). Other products under FDA jurisdiction include our rapid assay products such as SNAP devices and enzyme-linked immunosorbent assay plates. While the sale of these products does not require premarket approval by the FDA and does not subject us to FDA inspections or the FDA's current Good Manufacturing Practice regulations (“cGMP”), the FDC Act specifies that these products must not be adulterated, mislabeled, or misbranded.

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

Water testing products. Our water tests are generally not subject to formal premarket regulatory approval. However, before a test can be used as part of a water quality monitoring program in the U.S. that is regulated by the EPA, the test method must first be approved by the EPA. The EPA approval process involves submission of extensive product performance data in accordance with an EPA-approved protocol, evaluation of the data by the EPA, and typically publication for public comment of any proposed approval in the Federal Register before final approval. Our Tecta Systems with the Tectalert EC/TC medium, Colilert, Colilert-18, Colisure, Quanti-Tray, Filta-Max xpress, Enterolert, and SimPlate for heterotrophic plate counts products have been approved by the EPA for use under various regulatory programs. When used for compliance monitoring, water testing products are subject to similarly extensive regulatory processes in other countries around the world.

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

Human point-of-care electrolyte and blood gas analyzers. Our human point-of-care electrolyte and blood gas analyzers are classified by the FDA as Class I and/or Class II medical devices, and their design, manufacture, and marketing are regulated by the FDA. Accordingly, we must comply with cGMP in the manufacture of these products. The FDA’s Quality System regulations set forth standards for our product design and manufacturing processes, require the maintenance of certain records, and provide for inspections of our facilities by the FDA.

Other Chemical, Environmental, and Human Health Safety Regulations. All IDEXX products must comply with applicable global product regulations, including those governing consumer product safety and materials requirements such as the Europeans Union's Electromagnetic Compatibility (“EMC”) Directive, the European Regulation for Registration, Evaluation, Authorization and Restriction of Chemical Substances (“REACH”), the Restriction of Hazardous Substances (“RoHS”) Directive, and the Waste Electrical and Electronic Equipment Directive. These complex regulatory requirements create risk to IDEXX’s ability to market and sell our products, our business, and our financial performance.

In the European Union, our analyzers and certain associated equipment are subject to the requirements of the RoHS Directive, which regulates and restricts certain hazardous substances in electrical and electronic equipment. Other countries, including China, have implemented or anticipate implementing regulatory regimes similar to the RoHS Directive. Our veterinary diagnostic instrument systems are not subject to regulation under the EU Medical Device Regulation or In Vitro Diagnostic Medical Device Regulation, which are both strictly applicable to human use products. However, these systems are required to meet CE certification, which require compliance with the RoHS Directive, the EMC Directive, and other safety requirements. Most countries in which we sell our products impose similar registrations and/or certification requirements.

The European Union was among the first to regulate and restrict the use of certain substances that we currently use in our products. These regulations include the Biocidal Products Regulation, which requires the use of only approved biocides in our products imported to or used in the European Union, and REACH, which regulates and restricts the use of certain chemicals in the European Union. Compliance with these regulations (and similar regulations that have been or may be adopted elsewhere, such as Australia, China, Turkey, Korea, and other countries) may require registration, notification, or certification regarding regulated substances, imposition of import restrictions, or in certain cases the redesign or reformulation of our products. As part of the microplastics restrictions pursuant to REACH, some of our products, including Companion Animal products, may be subject to derogation, such as labeling and reporting.

In the U.S., the EPA regulates chemical use similarly to the European Union. In addition, certain states have their own chemical regulations, such as California's Proposition 65, which requires businesses to provide warnings to California residents about significant risk of exposures to chemicals in products that are known to cause cancer, birth defects, or other reproductive harm. PFAS (per- and polyfluoroalkyl substances), which may be contained in certain IDEXX products, are a subject of increasing regulatory attention. The European Union proposed draft regulations regarding PFAS, which include restrictions and/or phase-out requirements. In the U.S., the EPA has published a PFAS rule under the Toxic Substance Control Act, requiring manufacturers of PFAS and importers of products containing PFAS to file certain information, including PFAS chemical identity and structure, production, imports of products containing PFAS, use, byproducts, exposure, disposal, and health and environmental effects. Other countries have proposed similar regulations, including Australia, Canada, and Brazil. In addition, a number of U.S. states have also developed product reporting and/or phase-out requirements. While statutory exemptions exist in Maine, where we manufacture many of our products, some U.S. states have developed a range of product reporting, labeling and/or phase-out requirements. For example, Minnesota will implement a regulation banning PFAS in products that impact water products beginning in 2032.

In addition to the foregoing, our business is generally subject to various U.S. and foreign regulatory authorities, including the U.S. Federal Trade Commission (the “FTC”) and other anti-competition authorities, and we are also subject to anti-bribery and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the UK Bribery Act; import and export laws and regulations, including U.S. import and export control and sanctions laws; and laws and regulations governing the collection, use, retention, sharing and security of data such as the EU General Data Protection Regulation and the EU Data

Act. Our products that use generative or other forms of artificial intelligence (“AI”) may also be subject to new and emerging law and regulations, including the European Union’s Artificial Intelligence Act enacted in August 2024. Development or acquisition of new products and technologies may subject us to additional areas of government regulation. These may involve medical device, water-quality, and other regulations of the FDA, the EPA, the USDA, the FTC, and other federal agencies, as well as state, local and foreign governments. For more information about the risks associated with various U.S. and foreign government regulation, refer to “Various U.S. and foreign government regulations could limit or delay our ability to market and sell our products or otherwise negatively impact our business” under “Part I, Item 1A. Risk Factors.”

HUMAN CAPITAL

As innovation and customer focus are important parts of our strategy to create long-term value, we aim to attract, motivate, develop, and retain talented employees at all levels who are aligned with and passionate about our Purpose by:

•Building and sustaining an inclusive culture of equal opportunity that welcomes, respects, and supports all employees;
•Offering competitive and locally relevant compensation and benefits that support our employees’ overall well-being; and
•Providing growth and development opportunities for our employees, including leadership training.
Because our strategy includes developing strong, deep relationships with our veterinary customers around the world, we have focused on growing our companion animal diagnostics field-based organization globally.

Culture of Inclusion and Equal Opportunity. IDEXX promotes a culture of inclusion and equal opportunity that values the different skills, perspectives, and backgrounds that each employee brings in pursuit of our Purpose. We believe that this culture helps drive both innovation and a better understanding of our increasingly global customer base aligned with long-term value creation. We employ inclusive recruitment practices to source highly qualified candidates and we maintain an environment where advancement is determined by demonstrated performance, capability, and contribution. We encourage and promote an inclusive culture at IDEXX, including through executive sponsorship of employee-led communities that are open to, and support, all of our employees.

As of December 31, 2025, we had approximately 11,000 regular full-time and part-time employees in approximately 34 countries around the world, and men and women represented 41% and 59%, respectively, of our global employee population. We are an equal opportunity employer, and we aim to have talent management processes that provide equal career advancement opportunities for all our employees.

Our policies strictly prohibit any form of employment discrimination, and pursuant to applicable law, we annually collect certain demographic data regarding our U.S. workforce, which we report in our EEO-1 report to the U.S. Equal Opportunity Commission. Our summarized EEO-1 survey data is disclosed on our website.

Compensation, Benefits and Well-being. We offer fair, competitive compensation and a wide array of competitive and locally relevant benefits (which vary by country and region) that support our employees’ overall well-being, including comprehensive health and welfare insurance; generous time-off and leave; retirement and financial support. We have recognition programs for the purpose of acknowledging the achievements of individual and team performance. We recognize that offering best-in-class well-being programs is an important element of an effective total rewards strategy and use benchmarking and our understanding of our workforce to identify and implement holistic well-being programs that we believe are aligned with our culture and meet our employees’ needs. Accordingly, our well-being programs have strong utilization by our employee base, and we review these programs from time to time to confirm they are achieving the anticipated outcomes. We provide free counseling for employees and their dependents globally through our mental wellness partner. Interactive holistic well-being resources are available to employees globally, including monthly educational webinars, ergonomic support, team fitness challenges, nutrition programs, and self-guided courses on a broad range of topics. In addition, employees have access to financial education and our employees, their spouses, and adult dependents in North America can engage with a financial coach for help reaching their personal financial goals.

We are focused on enabling managers, teams, and employees to identify the most effective work arrangements to accomplish their goals. For some teams this consists of 100% onsite work, while others employ remote or hybrid models. Our goal is to promote a positive workplace environment where everyone can contribute to their fullest potential. We strive to build a collaborative culture through in-person and virtual events, including town halls, in-office celebrations, and employee-led communities.

The health, safety, and well-being of our employees is a top priority at IDEXX. We provide our employees with the training, tools, and resources to help safeguard their health, and we empower them to put safety first. Our Environmental Health & Safety (“EH&S”) team oversees the IDEXX EH&S management system and our company-wide safety programs, and is responsible for the implementation at all of our locations of health and safety processes designed to maintain and improve employee safety, reduce workplace risks, and drive continual improvement.

Growth and Development. We are steadfast in our focus on cultivating the leaders of tomorrow and making career development opportunities accessible across the company. We offer in-person and virtual training; our goal is to provide robust training development options that are accessible to all levels and geographies and in multiple languages. Our career development programs are designed to build capabilities and enable career progression. We offer multiple leadership development programs to address the needs of employees at different stages of their professional careers, including new people managers, frontline leaders, mid-level leaders, and business leaders, with the goal of building their capabilities and enhancing their readiness for the next step in their leadership journey. We also encourage employees to enhance their career development through individual development plans and job-related courses and degree programs.

Employee Turnover and Engagement. Our human capital priorities include retaining a skilled and engaged workforce. We monitor our overall and managerial employee turnover and engagement to identify opportunities to strengthen our approach to human capital management, and we have been successful with our employee engagement efforts to achieve and maintain low turnover rates that are healthy for our sector.

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

ENVIRONMENTAL, HEALTH, AND SAFETY AND CLIMATE CHANGE MATTERS

Our operations are subject to various environmental, health, and safety laws and regulations concerning, among other things, the generation, handling, transportation, and disposal of hazardous substances or wastes, the cleanup of hazardous substance releases, emissions or discharges into the air or water, and occupational safety and health. The ongoing cost of complying with such laws and regulations is significant and may increase in the future, particularly in the European Union, where we are required to comply with increasingly extensive regulations. We continue to monitor legislative and regulatory actions and their potential impacts on the areas where we conduct business.

In addition to monitoring and managing compliance with environmental, health and safety laws and regulations, we strive to reduce our environmental footprint, although greenhouse gas emissions from our operations are not significant. We have developed and are executing a greenhouse gas emissions reduction strategy. To monitor our progress in meeting our environmental goals, we track and publicly report our environmental impact metrics, including greenhouse gas emissions and energy consumption. In pursuit of our goals, we have developed initiatives and multi-year projects to reduce our greenhouse gas emissions, integrate sustainability considerations for new product development and design, and reduce the amount of plastic and other material waste from current products and packaging. Our most recent Corporate Responsibility Report, which is available on our website, is informed by the Sustainability Accounting Standards Board and the Task Force on Climate-Related Financial Disclosures frameworks and provides our most recent sustainability highlights for our products and operations. Information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K or any other filing we make with the SEC.

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

ITEM 1A.    RISK FACTORS

You should consider carefully the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Annual Report on Form 10-K in evaluating our company and our business. Our future operating results involve a number of risks and uncertainties, and actual events or results may differ materially from those discussed in this Annual Report on Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those factors discussed elsewhere herein. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, prospects, and stock price. The disclosures below reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our business lines are highly attractive and highly competitive. Our failure to successfully execute certain strategies in this competitive environment could have a material negative impact on our future growth and profitability
The companion animal healthcare industry is highly competitive, and we anticipate increasing competition from both existing competitors and new sector entrants given our performance and the industry’s strong growth and returns. Maintaining or enhancing our growth rates and profitability depends on successful execution of many elements of our strategy, including:
•Developing, manufacturing, and marketing innovative new or improved and cost competitive point-of-care laboratory analyzers that drive sales of IDEXX VetLab instruments, grow our installed base of instruments, and increase demand for related recurring sales of consumable products, services, and accessories;
•Developing and introducing new or improved innovative diagnostic tests and services for both our reference laboratories and point-of-care applications that provide valuable medical information to our customers and effectively differentiate our products and services from those of our competitors;
•Developing and introducing new or improved innovative, data-insightful software solutions that enable our veterinary customers to improve practice management and efficiency, staff productivity, and client engagement and communications and that increase the value to our customers of our other companion animal products and services by enhancing the integration of the information and transactions of these products and services and supporting the interpretation and management of diagnostic information derived from these products and services;
•Maintaining premium pricing, including by effectively implementing price increases, for our products and services through, among other things, effective communication and promotion of their value in an environment where many of our competitors promote, market, and sell lesser offerings at lower prices;
•Providing our veterinary customers with the medical and business tools, information, and resources that enable them to grow their practices and increase utilization of our diagnostic products and services through increased pet visits and preventive care protocol use, enhanced practice of real-time care, and improved practice efficiency;
•Achieving cost improvements in our worldwide reference laboratory network by implementing global best practices, including lean processing techniques, technological enhancements (e.g., automation and a global laboratory information management system), purchasing strategies that maximize leverage from our global scale, increasing the leverage of existing infrastructure, and consolidating testing in high volume laboratory hubs;
•Achieving cost improvements in the manufacture and service of our point-of-care laboratory analyzers by employing the benefits of economies of scale in both negotiating supply contracts and leveraging manufacturing overhead, and by improving reliability of our instruments;
•Continuing to expand, develop, and advance the effectiveness and productivity of our companion animal diagnostic sales, marketing, customer support, and logistics organizations in the U.S. and international regions in support of, among other things, our all-direct sales strategies and best-in-class customer experience goals;
•Attracting, developing, and retaining key leadership and talent necessary to support all elements of our strategy;
•Strengthening our sales and marketing activities to reach customers and expand diagnostic and software use both in and outside the U.S.;
•Identifying, completing, and integrating acquisitions that enhance our existing businesses, create new businesses for us, or expand the geographic areas in which we do business;

•Continuing to responsibly incorporate AI, machine learning, and automation into our products and services and associated business processes, such as customer support and software development;
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

Our dependence on third-party suppliers could negatively affect our ability to sell certain products or deliver our cloud-based software solutions, which could negatively affect our operating results

We rely on third-party suppliers to provide components and raw materials (including biological materials) for our manufactured products, manufacture some of the products that we sell, provide the cloud-based infrastructure through which we deliver our cloud-based software solutions, and perform certain services, including package-delivery services. Actions taken by third-party suppliers in operating their business, as well as any disruptions to their business operations (or their suppliers' business operations), could disrupt our supply chain or operations and materially negatively impact our ability to supply the market or deliver our cloud-based software solutions, substantially decrease sales, lead to higher costs, and damage our reputation with our customers. Longer-term disruptions could potentially result in the permanent loss of our customers, which could reduce our recurring revenues and long-term profitability.

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

We seek to mitigate sole and single-source supplier risks on a risk-prioritized basis and in a variety of ways, including, when possible, by identifying and qualifying alternative suppliers, developing applicable in-house manufacturing capabilities and expertise, entering into escrow arrangements for manufacturing information for certain single or sole-sourced products, and strategically maintaining safety stock. We also seek to enter into long-term contracts that provide for an uninterrupted supply of products at predictable or fixed prices. However, there can be no assurance that we will successfully implement any of these mitigating activities or that, if implemented, any of them will be effective in preventing any delay or other disruption in our ability to supply our customers. In addition, suppliers may decline to enter into long-term contracts for any number of reasons, which would require us to purchase products, components, or raw materials via short-term contracts or on a purchase order basis. There can be no assurance that suppliers with which we do not have long-term contracts will continue to supply our requirements, will always fulfill their obligations under those contracts, or will not experience disruptions in their ability to supply our requirements. In cases where we purchase sole and single-source products, components, or raw materials under purchase orders, we are more susceptible to unanticipated cost increases or changes in other terms of supply. In addition, under some contracts with suppliers we have minimum purchase obligations, and our failure to satisfy those obligations may result in loss of some or all of our rights under these contracts or require us to compensate the supplier. If we are unable to obtain adequate quantities of products, components, or raw materials in the future from sole and single-source suppliers, or if such sole and single-source suppliers are unable to obtain the components or other materials required to manufacture the products, we may be unable to supply our customers, which could have a material adverse effect on our results of operations and damage our reputation, and any longer-term disruptions could potentially result in the permanent loss of customers, which could reduce our recurring revenues and long-term profitability.

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

Issues in our use of AI may result in reputational harm or liability and adversely affect our business

We have built, and expect to continue to build, AI into many of our product and service offerings, and we expect this element of our business to grow. We also use and are investing in AI tools for our internal business operations, including to generate code, develop products and services, and increase operational efficiency. We envision a future in which responsible AI operating in our devices, applications, and the cloud helps our customers be more productive in their business activities and interactions with consumers, and we effectively use AI in our operations to improve innovation, efficiency, and customer experience and value. As with many disruptive innovations, AI presents risks and challenges. AI algorithms and models may be flawed. Datasets may be insufficient or contain information that is non-representative, infringing, or otherwise subject to legal challenge. Our competitors may incorporate AI into their products, services, and operations more quickly, more successfully and more cost-effectively than us, which could impede our ability to compete. Existing and potential government regulation related to AI use may also foreclose certain areas of AI use, cause us to modify how we use AI, and increase the burden and cost of research and development and compliance in this area, and there is uncertainty around the validity and enforceability of intellectual property rights related to the use, development, and deployment of AI. Our use of AI may also lead to novel cybersecurity or privacy risks, which may adversely affect our operations and reputation. Failure to properly remediate AI usage issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our offerings. The rapid evolution of AI combined with the evolving and unharmonized legal and regulatory landscape will require the application of resources to develop, test, and maintain our products and services to help ensure that AI is implemented in a manner to minimize unintended, harmful impact and to comply with applicable law. Although we continue to invest in AI, those investments may be substantial, and there can be no assurance that our investments will be beneficial to our business. Further, while we strive to develop and use AI responsibly and in compliance with law, including through implementing strong governance processes, there can be no assurance that we will address all AI-related issues that may arise. The failure to address such issues could damage our reputation, give rise to legal and/or regulatory action, or otherwise adversely affect our business.

Various U.S. and foreign government regulations could limit or delay our ability to market and sell our products or otherwise negatively impact our business

As a global business, we sell products and services in more than 175 countries and operate in an increasingly complex legal and regulatory environment. In the U.S., the manufacture and sale of certain of our products are regulated by federal agencies, such as the USDA, the FDA, and the EPA. Our diagnostic tests for animal health applications that involve the detection of infectious diseases, including most rapid assay canine and feline SNAP tests and livestock and poultry diagnostic tests, must be approved by the USDA prior to sale in the U.S. Our dairy testing products require approval by the FDA before they may be sold commercially in the U.S. The methods used by our water testing products must be approved by the EPA, as a part of its water quality monitoring program, before they can be used by customers in the U.S.

Delays by government agencies in approving new products or product upgrades or taking action with respect to other regulatory matters could have a negative impact on our growth and profitability. The ability of government agencies to review and approve new products or product upgrades or take other actions can be affected by various factors, including government budget and funding levels, ability to hire and retain key and other personnel, staffing shortages, public health emergencies, and statutory, regulatory, and policy changes. If a prolonged government shutdown or other disruption of normal business operations occurs, it could significantly impact the ability of the USDA, FDA, EPA, and other agencies to timely review and process our regulatory submissions, including with respect to new product candidates, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown or other disruption could prevent the timely review of patent applications by the U.S. Patent and Trademark Office, which could delay the issuance of U.S. patents to which we would otherwise be entitled.

We are also subject to chemical regulation in the U.S., such as California’s Proposition 65, which requires businesses to provide warnings to California residents about significant risk of exposures to chemicals in products that are known to cause cancer, birth defects, or other reproductive harm. In addition, governmental authorities in the U.S. are increasingly focused on preventing environmental contamination from per- and polyfluoroalkyl substances (“PFAS”), which may be contained in certain IDEXX products. For example, current law in Maine prohibits the sale in Maine of non-exempt products containing intentionally-added PFAS after January 1, 2032, unless the Maine Department of Environmental Protection has made an unavoidable use determination, and requires reporting after the applicable sales ban takes effect of the presence of PFAS in products that have received unavoidable use determinations. However, these bans and reporting requirements in Maine are currently subject to statutory exemptions for veterinary products and medical devices regulated by or under the jurisdiction of the FDA, USDA, or EPA, as well as products that are used for public health, or for environmental or water quality testing. In addition, federal and state governments and agencies are in various stages of considering and/or implementing laws and regulations requiring the reporting, restriction, and/or phase-out of PFAS in products.

The manufacture, import, and sale of our products, as well as our research and development processes, are subject to similar and sometimes more stringent laws in many foreign countries. For example, the European Union regulates the use of certain substances that we currently use in our products or processes. These regulations include, but are not limited to, the Biocidal Products Regulation, which requires the use of approved biocides in our products prior to being manufactured, used, or sold in the European Union; the European Regulation for Registration, Evaluation, Authorization and Restriction of Chemical Substances, or REACH, which regulates and restricts the use of chemicals in the European Union; the Restriction of Hazardous Substances (“RoHS”) Directive, which regulates and restricts certain hazardous substances in electrical and electronic equipment; the Electromagnetic Compatibility Directive; and the Waste Electrical and Electronic Equipment Directive. In addition, European Union regulatory authorities and certain European countries are contemplating regulations to restrict and phase-out PFAS. Other countries have proposed similar regulations, including Australia, Canada, and Brazil.

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

There has been a recent focus in the U.S. on laws and regulations related to AI, which cover, among other things, algorithm accountability, privacy, and transparency. For example, use of AI and machine learning may be subject to laws and evolving regulations regarding, among other things, data bias and anti-discrimination. For example, the Federal Trade Commission (“FTC”) enforces consumer protection laws such as Section 5 of the FTC Act, which prohibits unfair and deceptive practices. AI-related legislation has also been introduced in a number of U.S. state legislatures and enacted in some states, such as California and Colorado, but the current U.S. administration issued an executive order in December 2025 to establish a federal policy aimed at curbing the proliferation of state-level AI-related legislation. In August 2024, the European Union Artificial Intelligence Act, which establishes requirements for the provision and use of products that leverage AI, machine learning, and similar technologies was enacted and will become fully effective in August 2026, with some provisions effective February 2025. Additionally, other countries have proposed legal frameworks to regulate AI, which is a trend that may continue to increase, and Japan enacted AI-related legislation in May 2025. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business.

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

Our success is heavily dependent on our continued differentiated product and service innovation

We believe our future success significantly depends on our ability to continue, on a cost-effective and timely basis, to enhance our existing differentiated product and service offerings, to continue to incorporate AI, machine learning and automation into our products and services and associated business processes and to develop and introduce new and innovative differentiated products and services. As a result, we invest substantial funds and efforts into research and development, investigating new products and technologies being developed by third parties, and obtaining certain such new products and technologies through licenses or acquisitions. There can be no assurance that our research and development, licensing, or acquisition efforts will achieve expected results, when or whether any of our products or services now under development will be launched, or whether we may be able to develop, license or otherwise acquire new products or technologies or successfully incorporate AI capabilities into our products, services or associated business processes. We also cannot predict whether any product or service offering, once launched, will achieve market acceptance, or achieve sales and revenue consistent with our expectations.

We rely on a combination of patent, trademark, copyright, and trade secret laws to protect our proprietary rights. We also license patents and technologies from third parties to enable the use of third-party technologies in the development, production, and provision of our products and services. If we do not have adequate protection of our proprietary rights or are unable to license third-party patents and technologies on reasonable terms, our business may be restricted or adversely affected by competitors who utilize substantially equivalent technologies to compete with us.

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

In the past, we have received notices claiming that our products or services infringe third-party patents, and we may receive such notices in the future. Patent litigation is complex and expensive, and the outcome of patent litigation can be difficult to predict. We cannot ensure that we will be successful in a patent litigation or be able to negotiate an acceptable resolution of such a case. If unsuccessful, we may be prohibited from selling certain products or services and/or we may be required to pay damages and/or ongoing royalties as a result of the lawsuit. Any such result could have an adverse effect on our results of operations.

Increased competition from and technological advances by our competitors could negatively affect our operating results

We face intense competition, and we expect that competition will further intensify as new products, services and technologies become available, the use of AI and machine learning expands, and new competitors enter the space. Our competitors in the veterinary diagnostic sector in the United States and abroad include companies that develop, manufacture, and sell veterinary diagnostic tests; commercial veterinary reference laboratories; certain large and well-funded animal health pharmaceutical companies; and corporate hospital chains that operate reference laboratories that serve both their hospitals and unaffiliated hospitals, such as VCA Inc., which is wholly-owned by Mars, Incorporated, another operator of corporate hospital chains that also sells veterinary point-of-care diagnostic instruments. Consolidation among our competitors and our customers may intensify the competition we face. While we believe that our offerings are competitively differentiated due to our innovative products and services that offer an integrated, comprehensive diagnostic solution and the quality of our technical and customer service, there can be no assurance that increased consolidation among our competitors or customers (as well as any resulting veterinary diagnostic vertical integration among our customers) would not have a negative impact on our ability to compete successfully. For more information regarding the risks presented by consolidation and reference laboratory vertical integration among our customers, refer to “Consolidation in our customer base, including through increased corporate hospital ownership, and prevalence of buying consortiums could negatively affect our business” below.

Competition could negatively affect our sales and profitability in a number of ways. New competitors may emerge through the development of innovative new technology (such as the use of AI and machine learning), the acquisition of rights to use existing technologies or the use of existing technologies when patents protecting such existing technologies expire. New or existing competitors may introduce new, innovative, and competitive products and services more quickly, successfully, and effectively, and these products and services could be superior, or be perceived by our customers to be superior, to our products and services or lead to the obsolescence of one or more of our products or services. Business combinations and mergers among our competitors may result in competitors that are better positioned to create, market, and sell more compelling product and service offerings. While an important aspect of our strategy is to continue, on a cost-effective and timely basis, to enhance our existing products and services (including through the incorporation of AI capabilities) and to develop and introduce new and innovative products and services, there can be no assurance that we will be able to successfully develop or introduce such products and services or that those products or services will be superior to our competitors’ products or services or otherwise achieve customer acceptance. Some of our competitors and potential competitors may choose to differentiate themselves by offering products and services perceived in the eyes of customers as similar, at substantially lower sales prices, which could have an adverse effect on our results of operations through loss of sales and/or revenues or a decision to lower our own sales prices to remain competitive. In addition, our ability to attract and retain customers depends on the effectiveness of our customer marketing and incentive programs, and multiple competitors could bundle product and service offerings through co-marketing or other arrangements, which could enhance their ability to compete with our broad product and service offerings. Certain of our competitors and potential competitors, including large diagnostic and pharmaceutical companies, also have substantially greater financial and managerial resources than us, as well as greater experience in manufacturing, marketing, research and development, and obtaining regulatory approvals than we do.

Consolidation in our customer base, including through increased corporate hospital ownership, and prevalence of buying consortiums could negatively affect our business

Veterinarians are our primary customers for our CAG products and services, and the veterinary services industry in the U.S. and abroad has become increasingly consolidated. In the United States, the number of owners of veterinary hospitals has been declining, and an increasing percentage of veterinary hospitals are owned by corporations. Major corporate hospital owners in the U.S. include Mars, Incorporated (owner of Banfield Pet Hospitals, Blue Pearl Veterinary Partners, and VCA Inc.) and National Veterinary Associates. A similar trend exists in other regions such as Canada, the United Kingdom, Europe, Australia, New Zealand, China, and Brazil. Furthermore, an increasing percentage of individually owned veterinary hospitals in the U.S. participate in buying consortiums. Corporate owners of veterinary hospitals and buying consortiums often seek to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our profitability and results of operations. While we have strong supplier relationships with several corporate hospital groups and buying consortiums, decisions by larger corporate owners and buying consortiums to shift their purchases to a competitor would have a negative impact on our results of operations from the loss of future business. Under these circumstances, we may receive customer contract resolution payments, which would generally be recorded in other operating income in the period received. Nonetheless, the loss of future revenue may still be significant and adversely affect our future revenue growth rate and profitability. In addition, certain corporate owners also operate reference laboratories that serve both their hospitals and unaffiliated hospitals and, in some cases, sell veterinary point-of-care diagnostic instruments. Any hospitals acquired by these companies generally attempt to shift all or a large portion of their testing to the reference laboratories operated by these companies, and may attempt to shift their point-of-care diagnostic testing, as well, and there can be no assurance that hospitals that otherwise become affiliated with these companies would not shift all or a portion of their diagnostic testing. Furthermore, hospitals acquired by these companies or those that establish other affiliations with these companies may cease to be customers or potential customers of our other companion animal products and services, which would cause our sales of these products and services to decline.

Changes in testing patterns could negatively affect our operating results

Demand for our companion animal, livestock and poultry diagnostic tests and our dairy and water testing products could be negatively impacted by factors impacting testing practices. The introduction or broad market acceptance of vaccines or preventatives for the diseases and conditions for which we sell diagnostic tests and services could result in a decline in testing. Changes in accepted medical protocols regarding the diagnosis of certain diseases and conditions could have a similar effect. Eradication or substantial declines in the prevalence of certain diseases also could lead to a decline in diagnostic testing for such diseases. Our livestock and poultry products business in particular is subject to fluctuations resulting from changes in disease prevalence. The outbreak of certain diseases (such as African swine fever) among livestock or poultry, or the adverse impact of climate change-related events (such as hurricanes, earthquakes, fires, and floods), could lead to the widespread death or precautionary destruction of such animals in the affected regions, reducing herd or flock sizes, which could reduce the demand for our testing products for such animals. Changes in government regulations or in the availability of government funds available for monitoring programs could negatively affect sales of our products that are driven by compliance testing, such as our livestock and poultry, dairy, and water products. In addition, changes and trends in local dairy, poultry, or other food sectors around the world could negatively affect the related production markets resulting in a decline in demand for our testing products. The growth of our CAG business relies in part on a stable pet population and evolving testing patterns of increasing frequency and depth of diagnostic testing. Significant reductions to the pet population or to veterinary protocols that reduce the frequency of diagnostic testing, due to macroeconomic conditions or other reasons, could have an adverse effect on our results of operations. Actual or perceived economic weakness, whether due to inflation or other factors, may also reduce demand for our companion animal, water, livestock, poultry, and dairy products and services, and public health-related guidance and directives, including stay-at-home orders that may be deployed to combat public health issues, and severe weather conditions could result in a decrease in companion animal clinical visits, the delay of elective procedures and wellness visits and disruption of veterinary clinic operations, all of which would have a negative effect on veterinary service providers and result in declines in demand for our CAG products and services. Declines in testing for any reason, including the reasons described above, along with lost opportunities associated with a reduction in the pet population or veterinary visits, could have an adverse effect on our results of operations.

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

GENERAL RISKS

We depend on the efforts of key personnel and talent to succeed and compete effectively

Our continued success is substantially dependent on our ability to attract, develop, and retain highly capable and skilled leaders, employees, and other key personnel. Competition for experienced leaders and employees, particularly for persons with specialized skills, such as software and AI, can be intense. Our ability to recruit and retain such talent will depend on a number of factors, including compensation and benefits, work location, flexibility regarding virtual and hybrid work arrangements, work environment, corporate culture, and development opportunities.

The loss of the services of, or our failure to recruit or develop and implement effective succession plans for, our senior leadership, other key personnel, and employees may significantly delay or prevent the achievement of our strategic objectives, disrupt our operations, and adversely affect our business and our future success. In addition, even if we effectively develop and implement succession plans and make key leadership transitions, such as our planned CEO transition in May 2026 that we announced on January 13, 2026, we cannot provide assurances as to whether we may experience management or other challenges in connection with any of those leadership transitions that could adversely affect our future success and could otherwise materially adversely affect our business, reputation, results of operations, and financial condition.

We depend on the continuous and reliable operation and security of our information technology systems and our products and services that incorporate or rely on information technology, and any disruption or significant cybersecurity breach or other incident could adversely affect our business

We rely on our information systems and third-party information systems to provide access to our web-based products and services, keep financial records, analyze results of operations, process orders and shipments, manage inventory, store confidential or proprietary information, and operate other critical functions. In addition, some of our products and services are cloud-based and connect to the “Internet of Things” (“IoT”), including information systems that collect and use data on behalf of customers (e.g., veterinary practice management systems and customer communication tools and services) and our connected IoT devices (e.g., IDEXX VetLab Stations and analyzers) that enable our integrated, comprehensive diagnostic solution for veterinary practices, and these products and services rely on third-party providers for cloud computing and storage. These information systems and networks are susceptible to damage, disruption, or shutdown from multiple factors, including failures during the process of upgrading or replacing software, databases, or components; power outages; telecommunications or system failures; terrorist attacks; natural disasters; individual error or malfeasance; server or cloud provider breaches; computer viruses or cyber security attacks or other breaches or incidents. Although we maintain security policies and measures and internal controls, employ system backup measures, engage in redundancy planning and processes, and invest in our data and information technology infrastructure, such policies, measures, controls, planning processes, and investments, as well as our current disaster recovery plans, have not always been effective, and there can be no assurance that these (or any future efforts) will be effective, in preventing any information system or network damage, disruption, or shutdown. The continued use of remote and hybrid work arrangements may additionally result in some increased risk associated with our employees accessing our data and systems remotely. In addition, the use of AI and other emerging technologies by threat actors is growing, enabling more sophisticated and effective cybersecurity attacks and phishing and social engineering schemes and further increasing attack volume and frequency.

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

We, and some of our third-party vendors, have experienced cybersecurity attacks by threat actors (which may include state-sponsored organizations or nation state actors) and other cybersecurity breaches and incidents in the past, including, among other things, computer viruses and malware, ransomware, denial of service actions, phishing schemes, social engineering, the compromise, misappropriation and/or unauthorized access to (or acquisition or disclosure of) confidential or otherwise protected information, and similar events, and will likely experience further attacks, breaches and incidents in the future, potentially with more frequency. To our knowledge, none have resulted in any material adverse impact to the Company, our business strategy, results of operations or financial condition. We have adopted measures to mitigate potential risks associated with information technology disruptions and cybersecurity threats; however, given the unpredictability of the timing, nature, and scope of such disruptions and the evolving nature of cybersecurity threats, which vary in technique and sources, if we or our business partners or suppliers were to experience a system disruption, attack or security breach or incident that impacts any of our critical functions, or our customers were to experience a system disruption, attack or security breach or incident via any of our software or connected IoT products and services, we could be subject to production downtimes, operational and/or productivity delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromise, misappropriation and/or unauthorized access to (or acquisition or disclosure of) confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or misuse of our systems or networks, financial losses and additional costs from remedial actions, repairs to infrastructure, physical systems or data processing systems, increased cybersecurity and information technology protection costs, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our business strategy, competitive position, results of operations, cash flows, financial condition, or prospects. We, our customers, and other users of our products and services also may not promptly learn of or have the ability to fully assess the magnitude or effects of a security vulnerability in connected IoT devices and networks, including the extent, if any, to which a vulnerability has been exploited. Additionally, we have acquired, and in the future may acquire, companies or assets that have less sophisticated information systems, cybersecurity practices, or training, which may result in an increased risk of cybersecurity attacks, breaches, or incidents. Our customers and/or employees could also face negative consequences such as the compromise of sensitive or critical information or systems. Furthermore, access to, public disclosure of, or other loss of data or information (including any of our confidential or proprietary information or personal data or information) as a result of an attack or security breach or incident has given, and in the future may give, rise to notification obligations to individuals, regulators, customers, employees, and others, and could result in governmental actions or private claims or proceedings, any of which could damage our reputation, cause a loss of confidence in our products and services, damage our ability to develop (and protect our rights to) our differentiated technologies, and have a material adverse effect on the Company, our business strategy, financial condition, results of operations, or prospects. While we maintain a cyber risk insurance policy, it may not cover any or all claims, costs or losses associated with all cybersecurity events. For more information regarding personal data and information privacy and data protection risks, refer to “Our operations and reputation may be impaired if we, our products, or our services do not comply with our global privacy policy or evolving laws, regulations, and industry standards regarding data privacy and protection” below.

Factors and events beyond our control could disrupt our operations, supply chain, and logistics network and adversely affect our business
Our business and results of operations could be negatively affected by certain factors and events beyond our control, such as natural disasters, severe weather conditions and/or climate change-related events (such as hurricanes, earthquakes, fires, and floods); public health issues (such as outbreaks, epidemics, or pandemics); civil or military unrest; geopolitical conditions and developments; war, terrorism, armed conflict, or other man-made disasters (including cyberwar, cyberterrorism, or state-sponsored attacks); disruption or loss of service from our cloud service providers; inflationary pressures, which may increase costs for materials and finished goods; adverse or uncertain macroeconomic conditions, including fears of a global economic downturn or recession; increases in wages that drive up prices; rising interest rates; workforce disruptions; labor shortages or stoppages; the imposition of regulations, trade protection measures, tariffs, duties, import/export restrictions, quotas or embargoes on key components; transportation failures affecting the supply and shipment of materials and finished goods; and the unavailability of raw materials. Any of these events could result in, among other things, damage to or the temporary closure of one or more of our manufacturing or distribution facilities or reference laboratories (damage to one of our facilities or the manufacturing equipment we use could be costly and may require substantial lead-time to repair or replace); damage to or closure of one or more facilities of our third-party business partners or suppliers on which we rely; a temporary lack of an adequate work force in one or more sites; an interruption in power supply; a temporary or long-term disruption in our supply chain or logistics network (including a disruption to our ability to obtain critical components for the manufacture of our products); a temporary disruption in our ability to deliver (or delays in the delivery of) our products or services; and short- or long-term damage to our customers’ businesses (which would adversely impact customer demand for our products and services). For our veterinary customers, these events may negatively affect the number of patient visits and elective procedures, and the volume of diagnostic utilization, and may otherwise disrupt clinical operations, which could adversely affect our revenues. For more information regarding the risks presented by disruption to our suppliers’ operations and supply chain, refer to “Our dependence on third-party suppliers could negatively affect our ability to sell certain products or deliver our cloud-based software solutions, which could negatively affect our operating results” above.

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

Since our business is global in nature, geopolitical risks and other risks associated with doing business internationally could negatively affect our business, financial condition, and operating results
For the year ended December 31, 2025, approximately 36% of our overall revenue and approximately 34%, 81% and 50% of our CAG, LPD, and Water revenues, respectively, were attributable to sales of products and services to customers outside the U.S. Although we intend to continue to expand our international operations and business, we may not be able to successfully promote, market, import, export, sell, or distribute our products and services outside the U.S. Various risks associated with foreign operations may impact our international sales and operations, including, but not limited to, disruptions in transportation of our products or our supply chain; fluctuations in oil prices; increased border protection and restriction on travel; the differing product and service needs of foreign customers; difficulties in building, staffing, and managing foreign operations (including a geographically dispersed workforce); differing protection of intellectual property; trade protection measures, quotas, embargoes, import/export restrictions, capital controls, tariffs, duties, and regulatory and licensing requirements; natural and other disasters; public health issues (such as outbreaks, epidemics, or the prospect of a pandemic); ongoing instability or changes in a country’s or region’s regulatory, economic, or political conditions, including inflation, recession, interest rate fluctuations, and actual or anticipated military or political conflicts; geopolitical crises, including terrorism, war, armed conflict, or civil or military unrest; other unfavorable geopolitical conditions; security concerns; and local business and cultural factors that differ from our normal standards and practices, including business practices prohibited by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.

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

A weak economy may also cause deterioration in the financial condition of our distributors and customers, which could inhibit their ability to meet their performance obligations or pay us amounts owed for products delivered or services provided in a timely fashion or at all.

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

A future public health issue, pandemic, or outbreak could lead to delays in the manufacturing and supply of products, or adversely affect the ability of the USDA, FDA, EPA, or other government agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business and results of operations. Moreover, any future public health issue, pandemic, or outbreak could result in the imposition of new governmental restrictions, quarantine requirements or other public health measures, which could result in closures or other restrictions that significantly disrupt our operations or those of our third-party distributors, suppliers or other service providers, or otherwise adversely affect our customers’ businesses or operations, or result in actual or perceived economic weakness or slowdowns in one or more of our key geographies, any of which could adversely affect our financial condition.

Our operations and reputation may be impaired if we, our products, or our services do not comply with our global privacy policy or evolving laws, regulations, and industry standards regarding data privacy and protection

Our business operations involve the receipt, storage, transmission, and use of information, including personal data, about our customers, pet owners, suppliers, and employees. We collect and use personal data in a variety of ways. We offer products and services that collect and use personal data, including veterinary practice management systems, online customer communication tools and services, VetConnect PLUS, and two-way integration technology. Some of these products and services rely on third-party providers for cloud computing and storage. We also engage in e-commerce through various websites and collect contact and other personal data from our customers and website visitors, and some of our software products and services enable access to point-of-sale credit card processing functionality for our veterinary customers. In addition, we transfer information, including personal data, among IDEXX, our subsidiaries and third parties with which we have commercial relations for business purposes. Our collection, transfer, protection, security, retention, storage, disclosure, sharing and use of personal data are subject to expanding and increasingly complex laws and regulations in the U.S. and abroad. In addition, these laws and regulations continue to develop and are subject to frequent revisions (and generally have become more stringent over time), are subject to differing interpretations, may be applied inconsistently from jurisdiction to jurisdiction and could be deemed to be inconsistent with our current global privacy policy and data protection practices. Further, some of our customer contracts require us to comply with industry standards adopted by industry groups related to the storage, processing, and transmission of individual cardholder data.

While we maintain a program to monitor, assess, and comply with applicable global data privacy laws and relevant industry standards, compliance with these evolving requirements is costly, may require us to change our business practices in a manner adverse to our business, and may delay or impede the development and offering of innovative products and services. Additionally, public perception and standards related to the privacy of personal data can shift rapidly, in ways that may affect our reputation or influence regulators and industry groups in the U.S. and abroad to expand or adopt more stringent regulations, laws, and standards. As a global company, we are tasked with navigating a patchwork of privacy laws, both in the U.S. and abroad, which may have conflicting requirements that can make compliance challenging. Some examples include (but are not limited to) the California Consumer Privacy Act, as amended by the California Privacy Rights Act; various U.S. state consumer privacy laws that apply to our business operations within a respective state and/or a U.S. federal privacy law that may be passed in the future; the European Union’s General Data Protection Regulation (“GDPR”), Switzerland’s Federal Act on Data Protection, and the United Kingdom’s General Data Protection Regulation (“UK GDPR”), which impose stringent operational requirements for controllers and processors of personal data of individuals in the European Economic Area (“EEA”), Switzerland, and the United Kingdom (“UK”); the Brazilian General Data Protection Law; the Chinese Personal Information Protection Law; the Japanese Act on the Protection of Personal Information; and the Australian Privacy Act.

An additional area of complexity concerns the restrictions on transfers of personal data from certain countries to others. We currently rely on a mixture of mechanisms to transfer certain personal data from the EEA, Switzerland, and the UK to the U.S. and other third countries including the EU-U.S. Data Privacy Framework (the “EU-U.S. DPF”), the Swiss-U.S. Data Privacy Framework, and the UK Extension to the EU-U.S. DPF. A challenge to the EU-U.S. DPF adequacy decision, adopted in July of 2023, will be reviewed by the European Court of Justice, and international transfers to the U.S. and other jurisdictions generally continue to be subject to enhanced scrutiny by regulators. Any transfers by us or our vendors of personal data are subject to potential regulatory scrutiny and may increase our exposure under the GDPR, UK GDPR, and similar laws which contain cross-border personal data transfer heightened requirements and restrictions (such as the Chinese government standard contract for cross-border personal data transfers).

Any failure or perceived failure by us, the third parties with whom we work, or our products and services to comply with all applicable privacy-related laws, regulations, and standards, as well as our contractual obligations, could result in damage to our reputation, legal proceedings or actions against us by governmental entities or others, fines and other penalties, damage to our ability to enable access to credit card processing functionality for our veterinary customers, and revenue losses, any of which could have an adverse effect on our business. In addition, concerns about our practices with regard to the collection, use, retention, transmission, disclosure, or security of personal data or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, regulations, standards, and contractual obligations, could damage our reputation and harm our business.

Failure to meet current or evolving environmental, social, and governance regulations, standards, or expectations or to achieve our environmental, social, or governance goals could adversely affect our business, results of operations, financial condition, reputation, or stock price

Regulators, investors, customers, employees, and other stakeholders are focused on environmental, social, and governance matters, including climate-related issues; human capital matters; and responsible sourcing, human rights, and supply chain. Regulators in the U.S., Europe, and elsewhere are considering or have proposed or adopted various laws, directives or regulations regarding these matters, which include specific, target-driven disclosure requirements or obligations, including the European Union’s Corporate Sustainability Reporting Directive and California’s Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act. Furthermore, our investors, customers, and other stakeholders have additional (and sometimes different or contradictory) expectations.

We strive to align our environmental, social and governance goals with our long-term business-strategy and Purpose. Some stakeholders, however, including government regulators, may disagree with some or all of our goals and initiatives. The focus of our various stakeholders remains inconsistent and may also change and evolve over time, and they continue to have very different (and sometimes contradictory) views on which matters should be prioritized or even undertaken at all. Meeting these emerging and evolving regulations, standards and expectations exposes us to unpredictable reporting obligations or business requirements and will require us to make strategic choices and investments, incur compliance costs, and create new practices, processes, and procedures. We also may be unable to satisfy all stakeholders in light of their varied and sometimes contradictory views and expectations regarding environmental, social, and governance matters. In addition, if we fail (or are perceived to fail) to comply with applicable regulations, or our practices do not meet evolving and sometimes contradictory investor, customer or other stakeholder expectations and standards, then our reputation, ability to attract and retain employees, relationships with some customers, and attractiveness as an investment, business partner, acquiror, or product or service provider could be negatively impacted, and we may be exposed to government enforcement actions, private litigation, and increased scrutiny from investors, special interest groups, government regulators, and other stakeholders, any of which could adversely affect our business, results of operations, financial condition, reputation, or stock price.

Our ability to achieve any of these goals is subject to numerous risks, many of which are outside of our control and depend in part on third-party performance or data, and there can be no assurance that we will achieve or maintain them. Our failure (actual or perceived) to adequately update, accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation and expose us to increased scrutiny from investors, special interest groups, and enforcement authorities.

Climate change, or legal, regulatory or market measures to address climate change, could adversely affect our business, financial condition, and results of operation

We operate in many regions around the world where our businesses and the activities of our customers and suppliers could be disrupted by climate change. We are exposed to physical risks (such as extreme weather conditions or rising sea levels), risks in transitioning to a low-carbon economy (such as additional legal or regulatory requirements, changes in technology, market risk, and reputational risk) and social and human effects (such as harm to health and well-being) associated with climate change. These risks can be either acute (short-term) or chronic (long-term).

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

Future operating results could be negatively affected by changes in tax rates, the adoption of new tax legislation or exposure to additional tax liabilities

The nature of our global operations subjects us to local, state, regional, and federal tax laws in jurisdictions around the world. Our future tax expense could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation.

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

Strengthening of the rate of exchange for the U.S. dollar has a negative effect on our business

We are a global business, with 36% of our revenue during the year ended December 31, 2025, attributable to sales of products and services to customers outside of the U.S. Any strengthening of the rate of exchange for the U.S. dollar against foreign currencies, and in particular the euro, British pound, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar and Brazilian real, adversely affects our results, as it reduces the dollar value of sales and profits that are made in those currencies. The strengthening of the U.S. dollar has a greater adverse effect on the profits from products manufactured or sourced in U.S. dollars that are exported to international geographies and a lesser effect on profits from foreign sourced products and services due to a natural hedge from international expenses denominated in the corresponding foreign currencies.

For the year ended December 31, 2025, approximately 23% of our consolidated revenue was derived from products manufactured or sourced in U.S. dollars and sold internationally in local currencies, compared to 22% and 21% for the years ended December 31, 2024, and December 31, 2023, respectively. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars as well as affect our overall competitiveness in international geographies. The accumulated impacts from any continued, longer-term growth in the value of the U.S. dollar against foreign currencies may have a material adverse effect on our operating results. Refer to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in this Annual Report on Form 10-K for additional information regarding currency impact.

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

We primarily hedge intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. Other foreign currency exposures related to foreign sourced services and emerging markets may not be practical to hedge. In certain cases, these exposures are not offset by foreign currency denominated costs. As we primarily use foreign currency exchange contracts with durations of less than 24 months and enter into contracts to hedge incremental portions of anticipated foreign currency transactions on a quarterly basis for the current and following year, the effectiveness of our foreign currency hedging activities to offset longer-term appreciation in the value of the U.S. dollar against non-U.S. currencies may be limited. Factors that could affect the effectiveness of our hedging activities include accuracy of sales and other forecasts, volatility of currency markets, and the cost and availability of hedging instruments. Since our hedging activities are designed to minimize volatility, they not only temporarily reduce the negative impact of a stronger U.S. dollar, but they also temporarily reduce the positive impact of a weaker U.S. dollar. Our future financial results could be significantly affected by a strengthening value of the U.S. dollar in relation to the foreign currencies in which we conduct business. The degree of this effect for any given time period will depend in part upon our hedging activities.

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

We fund our operations, capital purchase requirements, and strategic growth needs through cash on hand, funds generated from operations, amounts available under our Credit Facility and senior note financings. If we are unable to obtain financing on favorable terms, we could face restrictions that would limit our ability to execute certain strategies, which could have an adverse effect on our revenue growth and profitability.

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

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

Fluctuations in our quarterly or annual results may cause our stock price to decline

Our prior operating results have fluctuated due to a number of factors, many of which are beyond our control, including seasonality of certain product lines; changes in our accounting estimates; the impact of acquisitions; timing of distributor purchases, product launches, operating expenditures, and customer marketing and incentive programs; changes in the number and type of competitors and their product and service offerings; changes in our sales and distribution model; changes in the economy affecting consumer spending; and other matters. Similarly, our future operating results may vary significantly from quarter to quarter or year to year due to these and other factors. If our operating results or projected operating results do not meet the expectations of securities analysts or investors in future periods, our stock price may decline.

The market price of our common stock may be volatile, and you may not be able to resell your shares at or above the price you paid

The trading price of our common stock may be volatile. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as other general economic, market, or political conditions, could reduce the market price of our common stock rapidly and unexpectedly, in spite of our operating performance as demonstrated during 2025 where the range of our stock price was from a low of $361.04 to a high of $766.68. Factors that may impact the market price of our common stock include the factors described in this “Risk Factors” section and elsewhere in this Form 10-K, as well as:
•Our stock repurchase program and changes in our capital structure or cost of capital, including the issuance of additional debt or equity;
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
•Regular review of and, as applicable, updates to our cyber incident response plan and protocols, system backup measures, redundancy planning, and disaster recovery plans; and
•Maintenance of a cyber risk insurance policy to help address risk of loss due to certain types of cybersecurity events.
A review of cybersecurity risks is integrated into our annual enterprise risk assessment that occurs as part of our annual strategic planning process and is included in our quarterly disclosure controls and procedures. Our annual enterprise risk assessment process involves the identification and assessment by senior line-of-business and functional leaders, including our Chief Information Security Officer (“CISO”) and Chief Digital and Information Officer (“CDIO”), of the risks relevant to their lines of business and functional areas, the materiality of those risks, our risk tolerances and our plans to manage and mitigate the risks to the extent prudent and feasible.

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

Governance of our Cybersecurity Risk Management Program

Role of Management

Our cybersecurity risk management program and activities are led by a dedicated CISO who is also a Vice President of Information Technology. Our CISO reports to our Executive Vice President and General Manager, Global Reference Laboratories, Diagnostic Solutions and Information Technology, and oversees a team of information security professionals within the Information Security Group. Our CISO joined IDEXX in 2024 and has more than twenty years of business and technical experience leading information technology teams, including cybersecurity teams, at high tech, marketing, and healthcare companies. Our CISO is responsible for our cybersecurity-related governance programs, overseeing testing of our compliance with standards and remediation of known risks, and leads our employee training program.

Our CISO is responsible for providing information regarding our cybersecurity risk management program, as well as cybersecurity risks and incidents, to a senior management-level cybersecurity steering committee. Within our cybersecurity risk governance model, the steering committee, which includes our CDIO, CISO, General Counsel, Chief Compliance Officer, Chief Audit Executive, Chief Human Resources Officer, and other senior functional and business leaders, meets quarterly, and more frequently as warranted, to review and discuss, among other things, our cybersecurity risk assessments, prioritization of initiatives, training plans and incident response plan, protocols and testing. This committee regularly provides updates on its discussions and decisions to our Chief Executive Officer.

Role of the Board of Directors

The Audit Committee has responsibility for overseeing our cybersecurity risk management. In accordance with the Audit Committee’s charter, the Audit Committee at least annually reviews and discusses with management, including the CISO, our processes, policies, procedures, and protocols related to cybersecurity and information security. In addition, the Audit Committee regularly reviews and discusses with management, including the CISO, cybersecurity program assessments and audits, planned improvements, and the status of any information security initiatives, as well as risks from cybersecurity threats pertinent to us and any previous cybersecurity incidents experienced by us, including any material impact or reasonably likely material impact on the Company, our business strategy, results of operations, or financial condition. The Audit Committee provides reports to the Board at each regularly scheduled Board meeting of the matters it has recently addressed, including relating to the oversight of our cybersecurity risk management, and the full Board may participate, as warranted, in the Audit Committee’s sessions on cybersecurity risk management. Outside advisors also may meet from time to time with the Audit Committee or Board, as warranted, to review and discuss cybersecurity matters.

ITEM 2.    PROPERTIES

Our worldwide headquarters and principal executive offices are located in Westbrook, Maine where we engage in manufacturing, research and development, marketing, sales, and general and administrative support functions.

Primary Facility Locations

Location	Functions	Own/Lease
Westbrook, Maine	Worldwide Headquarters, principal executive offices, and CAG manufacturing	Own
Hoofddorp, Netherlands	Distribution center, warehousing, International administrative offices	Lease
Baar, Switzerland	EMEA administrative offices	Lease
Scarborough, Maine	Water, LPD and Supply Chain	Own
Memphis, Tennessee	Distribution center, warehousing, and Reference Lab	Lease
North Grafton, Massachusetts	Reference Lab	Own
West Sacramento, California	Reference Lab	Own
Kornwestheim, Germany	Reference Lab	Own
Wetherby, United Kingdom	Reference Lab	Own
Markham, Ontario, Canada	Reference Lab	Lease
Elmhurst, Illinois	Reference Lab	Lease
Newmarket, United Kingdom	Water manufacturing	Lease
Bern, Switzerland	LPD manufacturing	Lease
Montpellier, France	LPD manufacturing	Lease
Roswell, Georgia	CAG and other manufacturing	Lease

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

Holders of Common Stock

As of February 18, 2026, there were 280 holders of record of our common stock. Because the majority of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of Equity Securities by the Issuer

During the three months ended December 31, 2025, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

October 1, 2025 to October 31, 2025	162,760		$639.30	162,760	3,915,170
November 1, 2025 to November 30, 2025	89,600		$721.16	89,600	3,825,570
December 1, 2025 to December 31, 2025	103,481		$709.39	103,400	3,722,170
Total	355,841	(2)		355,760	3,722,170

(1)As of December 31, 2025, our Board of Directors had approved the repurchase of up to 78 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The initial program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program has been increased by the Board of Directors on numerous occasions. There is no specified expiration date for this repurchase program, and it may be suspended or discontinued at any time. There were no other repurchase programs outstanding during the three months ended December 31, 2025, and no repurchase programs expired during the period.

(2)During the three months ended December 31, 2025, we received 81 shares of our common stock that were surrendered by employees in payment for the required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b) but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase program.

During the year ended December 31, 2025, we repurchased approximately 2.4 million shares of our common stock in transactions made pursuant to our repurchase program and received approximately 0.02 million shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 20. Repurchases of Common Stock” to the consolidated financial statements for the year ended December 31, 2025, included in this Annual Report on Form 10-K for further information.

Dividends

We have never declared or paid any cash dividends on our common stock. From time to time, our Board of Directors may consider the declaration of a dividend. However, we have no intention to declare or pay a dividend at this time.

Stock Performance

This graph compares our total stockholder returns, the Total Return for the Standard & Poor’s (“S&P”) 500 Index, the Total Return for the S&P 500 Health Care Index, and the Total Return for the NASDAQ Stock Market Index (U.S. Companies) (the “NASDAQ Index”) prepared by the Center for Research in Security Prices. This graph assumes the investment of $100 on December 31, 2020, in IDEXX’s common stock, the S&P 500 Index, the S&P 500 Health Care Index, and the NASDAQ Index and assumes dividends, if any, are reinvested. Measurement points are the last trading days of the years ended December 2020 to 2025. Historic stock price performance should not be relied on as being indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG
IDEXX LABORATORIES INC., THE NASDAQ INDEX, THE S&P 500,
AND THE S&P 500 HEALTH CARE INDEX
$250
$200
$150
$100
$50
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
IDEXX Laboratories, Inc.
Nasdaq Index
S&P 500 Index
S&P 500 Health Care Index

	2020	2021	2022	2023	2024	2025

IDEXX Laboratories, Inc.	$100.00	$131.73	$81.61	$111.04	$82.71	$135.34
NASDAQ Index	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P 500 Health Care Index	$100.00	$126.13	$123.67	$126.21	$129.46	$148.36

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10‑K. The discussion of our financial condition and results of operations and liquidity and capital resources for the year ended December 31, 2023, and year-over-year comparisons between 2024 and 2023, is included in our Annual Report on Form 10-K for the year ended December 31, 2024, within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We have included certain terms and abbreviations used throughout this Annual Report on Form 10-K in the “Glossary of Terms and Selected Abbreviations.”

Description of Business Segments. We operate primarily through three business segments: diagnostic and information management-based products and services for the companion animal veterinary industry, which we refer to as the Companion Animal Group (“CAG”); water quality products (“Water”); and diagnostic products and services for livestock and poultry health and to measure the quality and safety of milk and improve producer efficiency, which we refer to as Livestock, Poultry and Dairy (“LPD”). Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 3. Revenue and Note 17. Segment Reporting” to the consolidated financial statements for the year ended December 31, 2025, included in this Annual Report on Form 10-K, for financial information about our segments, including our product and service categories, and our geographic areas.

The following is a discussion of the strategic and operating factors that we believe have the most significant effect on the performance of our business.

Companion Animal Group

Our strategy is to provide veterinarians with the highest quality diagnostic information, software products and services, and medical evidence to support more advanced medical care and information management solutions that help demonstrate the value of diagnostics to pet owners and enable efficient and effective practice management. By doing so, we are able to build a mutually successful relationship with our veterinary customers based on healthy pets, loyal customers, staff efficiency, and expanding practice revenues. We also provide products and services that support veterinarians in engaging and communicating directly with pet owners.

CAG Diagnostics. We provide diagnostic capabilities that meet veterinarians’ diverse needs through a variety of modalities, including point-of-care diagnostic solutions and outside reference laboratory services. Veterinarians that utilize our full line of diagnostic modalities obtain a single view of a patient’s diagnostic results, which allows them to track and evaluate trends and achieve greater medical insight.

Our diagnostic capabilities generate both recurring and non-recurring revenues. Revenues related to capital placements of our point-of-care IDEXX VetLab suite of instruments and our SNAP Pro Analyzer are non-recurring in nature because they are sold to a particular customer only once. Revenues from the associated IDEXX VetLab consumables, SNAP rapid assay test kits, reference laboratory and consulting services, and extended maintenance agreements and accessories related to our IDEXX VetLab instruments and our SNAP Pro Analyzer are recurring in nature, because they are regularly purchased by our customers, typically as they perform diagnostic testing as part of ongoing veterinary care services. Our recurring revenues, most prominently IDEXX VetLab consumables and rapid assay test kits, have significantly higher gross margins than those provided by our instrument sales. Therefore, the sales mix of recurring and non-recurring revenues in a particular period will impact our gross margins.

Diagnostic Capital Revenue. Revenues related to the placement of the IDEXX VetLab suite of instruments are non-recurring in nature, because the customer will buy an instrument once over its respective product life cycle, but will purchase consumables for that instrument on a recurring basis as they use that instrument for diagnostic testing purposes. Many instruments are placed through our customer commitment arrangements in exchange for multi-year customer commitments to purchase recurring products and services.

Below is a table showing the installed base units of our premium diagnostic instruments as of the years ended December 31, 2025, 2024, and 2023:

(units in thousands)	Installed Base
Instrument	December 31, 2025	December 31, 2024	December 31, 2023
Catalyst	78	74	69
Premium Hematology	56	52	48
SediVue Dx	24	21	18
IDEXX inVue Dx	6	—	—

Our long-term success in the continuing growth of our CAG recurring diagnostic products and services is dependent upon: growing volumes at existing customers by increasing their utilization of existing and new test offerings, acquiring new customers, maintaining high customer loyalty and retention, and realizing price increases based on our differentiated products and the growing value of our diagnostic offering. We continually seek opportunities to enhance the care that veterinary professionals give to their patients and clients through supporting the implementation of real-time care testing workflows, which are performing tests and sharing test results with the client at the time of the patient visit. Our latest generation of chemistry, hematology, cytology/morphology, and urinalysis instruments demonstrates this commitment by offering enhanced ease-of-use, faster time to results, broader test menu, and connectivity to various information technology platforms that enhance the value of the diagnostic information generated by the instruments. In addition, we provide marketing tools and customer support that help drive efficiencies in veterinary practice processes and allow practices to increase the number of clients they see on a daily basis.

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

Recurring Diagnostic Revenue. Revenues from our IDEXX VetLab consumable products, our SNAP rapid assay test kits, outside reference laboratory and consulting services, and extended maintenance agreements and accessories related to our CAG Diagnostics instruments are considered recurring in nature. For the year ended December 31, 2025, recurring diagnostic revenue, which is both highly durable and profitable, accounted for approximately 79% of our consolidated revenue.

Our point-of-care diagnostic solutions, consisting of our IDEXX VetLab consumable products and SNAP rapid assay test kits, provide real-time reference laboratory quality diagnostic results for a variety of companion animal diseases and health conditions. Our outside reference laboratories provide veterinarians with the benefits of a more comprehensive list of diagnostic tests and access to consultations with board-certified veterinary specialists and pathologists, combined with the benefit of same-day or next-day turnaround times for most tests.

We derive substantial revenues and margins from the sale of consumables that are used in IDEXX VetLab instruments, and the multi-year consumable revenue stream is significantly more valuable than the placement of the instrument. Our strategy is to increase diagnostic testing within veterinary practices by placing IDEXX VetLab instruments and increasing instrument utilization of consumables. Utilization can increase due to a greater number of patient samples being run or to an increase in the number of tests being run per patient sample. Our strategy is to increase both drivers. To increase utilization, we seek to educate veterinarians about best medical practices that emphasize the importance of chemistry, hematology, cytology/morphology, and urinalysis testing for a variety of diagnostic purposes, as well as by introducing new testing capabilities that were previously not available to veterinarians.

Our point-of-care diagnostic solutions also include SNAP rapid assay tests that address important medical needs for particular diseases prevalent in the companion animal population. We seek to differentiate these tests from those of other point-of-care test providers and reference laboratory diagnostic service providers based on critically important sensitivity and specificity, as demonstrated by peer-reviewed third-party research, as well as overall superior performance and ease-of-use by providing our customers with combination tests that test a single sample for up to six diseases at once, including the ability to utilize our SNAP Pro Analyzer. We further augment our product development and customer service efforts with sales and marketing programs that enhance medical awareness and understanding regarding certain diseases and the importance of diagnostic testing.

The prevalence of point-of-care testing, as opposed to outside reference laboratories such as IDEXX Reference Laboratories, may vary by region. We attempt to differentiate our reference laboratory testing services from those of competitive reference laboratories and competitive point-of-care offerings primarily on the basis of a differentiated test menu, technology employed, quality, turnaround time, customer service, and tools such as VetConnect PLUS that demonstrate the complementary manner in which our laboratory services work with our point-of-care offerings.

Profitability in our laboratory business is supported, in part, by our expanding business scale globally. Profit improvements also reflect benefits from price increases and our ability to achieve operational efficiencies. When possible, we utilize core reference laboratories to service samples from other states or countries, expanding our customer reach without an associated expansion in our reference laboratory footprint. New laboratories may operate at a loss until testing volumes achieve sufficient scale. Acquired laboratories frequently operate less profitably than our existing laboratories, and acquired laboratories may not achieve the profitability of our existing laboratory network for several years until we complete the implementation of operating improvements and efficiencies. Therefore, in the short term, new and acquired reference laboratories generally may have a negative effect on our operating margin.

Recurring reference laboratory revenue growth is achieved both through increased testing volumes, including new test menu additions, with existing customers and through the acquisition of new customers, net of customer losses. We believe the increased number of customer visits by our sales professionals as a result of the growth in our field sales organization has led to increased reference laboratory opportunities with customers who already use one of our point-of-care diagnostic modalities. Recurring reference laboratory diagnostic and consulting revenues have also increased as a result of our customer commitment arrangements, and customer gains from reference laboratory acquisitions, customer list acquisitions, and the opening of new reference laboratories, including laboratories that are co-located with large practice customers.

Veterinary Software, Services, and Diagnostic Imaging Systems. Our portfolio of practice management offerings is designed to serve the full range of customers primarily within the North American, Australian, New Zealand, and European regions. Cornerstone, ezyVet, IDEXX Neo, and Animana practice management systems provide integrated information solutions, backed by customer support and education. These practice management systems support the veterinarian’s ability to practice better medicine and achieve the practice’s business objectives, including a quality client experience, staff efficiency, and practice effectiveness and profitability. We market Cornerstone, ezyVet, and IDEXX Neo practice management systems to customers primarily in North America, Australia, and New Zealand. We market our Animana offering to customers primarily throughout Europe.

Our diagnostic imaging systems offer a convenient radiographic solution that provides superior image quality and the ability to share images with clients virtually anywhere. IDEXX imaging software enables enhanced diagnostic features, including AI-powered tools, reduced manual steps, and time savings on diagnosis, as well as streamlined integration with our other products and services. Our digital radiography systems enable low-dose radiation image capture without sacrificing clear, high-quality diagnostic images, reducing the risk posed by excess radiation exposure for veterinary professionals.

Recurring Revenue. Animana, ezyVet, and IDEXX Neo practice management systems are subscription-based SaaS offerings designed to provide flexible pricing and a durable, recurring revenue stream, while utilizing cloud technology instead of a client server platform. We also offer add-on subscription services, such as Pet Health Network Pro, Vello, Petly Plans, and credit card processing. Our Cornerstone customer base continues to be an important driver of growth through diagnostic integrations and add-on subscription services. We continue to make investments to enhance the customer experience of all of our license-based software offerings. Our large practice management systems installed base provides access to veterinary channel transaction activity, enabling a syndicated data offering.

Our SmartFlow and Vet Radar cloud technology help to improve overall patient management through coordination and tracking of every step in a patient workflow. Our Pet Health Network Pro and Vello software provide online client communication and engagement functionality integrated into our practice management system workflows.

Placements of imaging systems are important to the growth of revenue streams that are recurring in nature, including extended maintenance agreements and IDEXX Web PACS, which is our cloud-based SaaS offering using proprietary AI capabilities to enable optimal sharing, analysis, and storage of diagnostic images. We derive relatively higher margins from our subscription-based products. IDEXX Web PACS is integrated with Cornerstone, ezyVet, IDEXX Neo, and IDEXX VetConnect PLUS to provide centralized access to diagnostic imaging results alongside patient diagnostic results from any internet connected device.

Systems and Hardware. We differentiate our practice management systems through enhanced functionality, ease-of-use, and embedded integration with point-of-care IDEXX VetLab instruments and outside reference laboratory test results. We offer software, hardware, and integrated services that run key functions of veterinary clinics, including managing patient electronic health records, scheduling, client communication, billing, and inventory management. We also provide installation and advisory services associated with our systems and hardware placements.

Our diagnostic imaging systems capture radiographic images in digital form, replacing traditional x-ray film and the film development processes, which generally require the use of hazardous chemicals and darkrooms. We currently market and sell two diagnostic imaging systems primarily used in small animal veterinary applications: the IDEXX ImageVue DR50 and the IDEXX ImageVue DR30. The IDEXX ImageVue DR50 Plus, which launched in North America in January 2026, combines high definition, AI-powered imaging with a lower dose of radiation compared to our current IDEXX ImageVue DR50 system.

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

Livestock, Poultry and Dairy

We develop, manufacture, market, and sell a broad range of tests and perform services for various livestock diseases and conditions, and have active research and development and in-licensing programs in this area. Our strategy is to offer differentiated tests with superior performance characteristics for use in government programs to control or eradicate disease and disease outbreaks and in livestock and poultry producers’ disease, reproductive, and herd health and production management programs. Our Alertys Ruminant Pregnancy Test, Rapid Visual Pregnancy Test, and Alertys On-Farm Pregnancy Test for cattle can detect pregnancy 28 days after breeding. These tests provide a quick and accurate identifier using whole blood samples.

Disease outbreaks are episodic and unpredictable, and certain diseases that are prevalent at one time may be substantially contained or eradicated at a later time. In response to outbreaks, testing initiatives may lead to exceptional demand for certain products in certain periods. Conversely, successful eradication programs may result in significantly decreased demand for certain products. In addition, increases in government funding may lead to increased demand for certain products, and budgetary constraints may lead to decreased demand for certain products. As a result, the performance in certain sectors of this business can fluctuate.

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

Revenue Recognition

Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 3. Revenue” to the consolidated financial statements for the year ended December 31, 2025, included in this Annual Report on Form 10-K for additional information about our revenue recognition policy and criteria for recognizing revenue.

We enter into arrangements with multiple performance obligations where customers purchase a combination of IDEXX products and services. The total transaction price of the contractual arrangement is allocated to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We recognize revenue as each performance obligation is satisfied, which is when control of the related goods or services is transferred, either at a point in time or over time.

We determine the transaction price for customer contractual arrangements based on the total consideration we expect to receive in exchange for the transferred goods or services. We apply judgment to estimate the transaction price that we expect to earn from multi-year customer contracts, including variable consideration such as certain customer rebates and other incentive payments, and price adjustments. Our estimates are based on historical and projected experience with similar customer contracts, predicted future customer purchases, expected price adjustments and incentive utilization over the term of these arrangements, changing trends and market conditions, and other relevant factors. Variable consideration is included in the estimated transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Differences between estimated and actual customer purchases may impact the timing and amount of revenue recognition during the term of the customer arrangement, and would affect revenue recognized in the period that such differences are incurred, but would not affect the total revenue recognized over a contract term. Although the timing of revenue recognition for these customer arrangements is dependent on estimates and assumptions, historically our adjustments to actual results have not been material. Changes to assumptions used to estimate transaction prices and differences between estimated and actual customer purchases are not reasonably likely to have a material effect on revenue recognized in any annual period or on revenue growth trends.

We determine standalone selling prices in order to allocate the expected consideration from a customer contract to the individual performance obligations. We utilize the observable standalone selling price when available, which represents the price charged for the promised product or service when sold separately. When standalone selling prices for our products or services are not directly observable, we determine the standalone selling prices for products and services using relevant information available and apply suitable estimation methods including, but not limited to, the cost plus a margin approach. We estimate the standalone selling prices for customers’ rights to earn rebates on optional future purchases that are determined to be material rights, which represent the expected value to the customers, based on our historical rebate experience, the contractual rebate structure and terms, and other relevant information. Changes in standalone selling prices would affect the allocation of customer consideration amongst performance obligations, but would not affect the total revenue recognized over a contract term. Changes to assumptions used to determine standalone selling prices are not reasonably likely to have a material effect on revenue recognized in any annual period or on revenue growth trends.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant estimates and judgments are required to determine our worldwide income tax provision, deferred tax assets and liabilities, and any valuation allowances recorded against net deferred tax assets. Substantial changes to our estimates could result in increases or decreases in our income tax provision in the period in which we make the changes, which could have a material impact on our effective tax rate and net income.

Deferred tax assets and liabilities represent the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable. Significant judgment is required to evaluate the need for a valuation allowance against deferred tax assets. For those jurisdictions where tax carryforwards are likely to expire unused or the projected operating results indicate that realization is not more-likely-than-not, a valuation allowance is recorded to offset some or all of the deferred tax asset within that jurisdiction. We apply judgment to assess the recoverability of future tax deductions and credits by estimating future expected taxable income and considering prudent and feasible tax planning strategies available in the relevant jurisdiction. Our realizability assessments are made at a given balance sheet date and are subject to change in the future, particularly if earnings of a subsidiary are significantly higher or lower than expected, or if we take operational or tax planning actions that could impact the future taxable earnings of a subsidiary. If our judgment as to realizability changes, the effects of the change would be recognized in the period in which the change occurs.

Our net taxable temporary differences and tax carryforwards are recorded using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. Should the applicable tax rates change in the future, an adjustment to our deferred taxes would be credited or charged, as appropriate, to income in the period in which the tax rate change is enacted.

The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations and the potential for future adjustment of our uncertain tax positions by government tax authorities in various jurisdictions. We periodically assess our exposures related to our worldwide provision for income taxes and believe that we have appropriately accrued taxes for contingencies.

We record a liability for uncertain tax positions that do not meet the more-likely-than-not standard as prescribed by U.S. GAAP for income tax accounting. We record tax benefits for only those positions that we believe will more-likely-than-not be sustained. If our judgment as to the likely resolution of an uncertainty changes, if an uncertainty is ultimately settled, or if the statute of limitations related to an uncertainty expires, the effects of the change would be recognized in the period in which the change, resolution, or expiration occurs. Our net liability for uncertain tax positions was $12.7 million as of December 31, 2025, and $18.1 million as of December 31, 2024. We also accrue for estimated interest expense and penalties on our uncertain tax positions to the extent possible.

Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 14. Income Taxes” in the accompanying Notes to consolidated financial statements for more information.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies (v) and (w)” to the consolidated financial statements for the year ended December 31, 2025, included in this Annual Report on Form 10-K for a complete discussion of recent accounting pronouncements adopted and not adopted.

RESULTS OF OPERATIONS AND TRENDS

Effects of Certain Factors on Results of Operations

Our financial results have been, and will continue to be, impacted by certain significant trends, including those which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, and the other transactions, events, and trends discussed in “Part I, Item 1A. Risk Factors” included in this Annual Report on Form 10-K.

CAG Trends. Global trends in companion animal healthcare, including growth in demand for clinical services, continue to support growth for companion animal diagnostic products and services across regions. In the U.S., average diagnostics revenue per practice grew approximately 6% on a same-store basis during 2025, faster than approximately 2% growth in overall practice revenues. U.S. same-store clinical visits at veterinary practices declined approximately 2% in 2025, impacted by ongoing veterinary practice capacity challenges, as well as macroeconomic headwinds. Our initial 2026 financial outlook anticipates a similar decline in U.S. same-store clinical growth levels as in 2025, reflecting these near-term sector and macroeconomic dynamics. Our products and services include solutions that help improve staff productivity, create additional capacity at veterinary clinics, and engage and communicate with pet owners.

Supply Chain and Logistics Challenges. We believe that building and maintaining a well-managed and disciplined infrastructure has helped minimize impacts of supply chain constraints, including product and component availability issues; logistics challenges, including extended shipping periods and delays; and inflationary cost pressures. Our proactive approach to managing our operational processes, including forward planning with a focus on working closely with our suppliers and logistics partners, enables us to maintain continued high levels of product and service availability and customer service. We believe we are well-positioned to enable sustained high growth in our businesses and to effectively manage the impacts of potentially higher costs in certain areas to support these growth plans. However, there can be no assurance as to the duration or severity of the supply chain and logistics challenges or the effectiveness of our mitigation activities.

Effects of Economic Conditions. Demand for our products and services is vulnerable to changes in the economic environment, including slow economic growth, inflationary pressure, geopolitical events, tariffs, high unemployment, and credit availability. Negative or cautious consumer sentiment can lead to reduced or delayed consumer spending, resulting in a decreased number of patient visits to veterinary clinics or lower use of diagnostics. Unfavorable economic conditions can impact sales of instruments, diagnostic imaging, and practice management systems, which are larger capital purchases for veterinarians. In the U.S., we monitor patient visits and clinic revenue data provided by a subset of our CAG customers. Although this data is a limited sample, and may be susceptible to short-term impacts, we believe that this data provides a fair and meaningful long-term representation of the trend in patient visit activity in the U.S., providing us insight regarding demand for our products and services.

Economic conditions may also affect the purchasing decisions of our Water and LPD customers. Water testing volumes may be susceptible to declines in discretionary testing for existing home and commercial sales and in mandated testing as a result of decreases in home and commercial construction. In addition, fiscal difficulties can also reduce government funding for water and herd health screening services.

We believe that the diversity of our products and services and the geographic diversity of our customers partially mitigate the potential effects of the economic environment and negative consumer sentiment on our revenue growth rates.

Currency Impact. For the year ended December 31, 2025, approximately 23% of our consolidated revenue was derived from products manufactured or sourced in U.S. dollars and sold internationally in local currencies, compared to 22% and 21% for the years ended December 31, 2024, and December 31, 2023, respectively. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured or purchased in U.S. dollars and sold internationally, and a weakening of the U.S. dollar has the opposite effects. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. denominated revenues. Refer to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in this Annual Report on Form 10-K for additional information regarding currency impact. Our future income tax expense could also be affected by changes in the mix of earnings, including as a result of changes in the rate of exchange for the U.S. dollar relative to currencies in countries with differing statutory tax rates. Refer to “Part I, Item 1A. Risk Factors” included in this Annual Report on Form 10-K for additional information regarding tax impacts.

Changes in Tariff and Trade Policies. We manufacture many of our companion animal and water quality products, as well as certain of our LPD testing products, in the United States. We rely on third-party suppliers located in the United States and other regions (such as Europe and Asia Pacific) for certain components, raw materials, and consumables used in or with our products. In addition, as a global business, our products and services are sold in more than 175 countries. For the year ended December 31, 2025, approximately 36% of our overall revenues were attributable to sales of products and services to customers outside the United States. Accordingly, changes in tariff and trade policies may adversely affect our business, financial condition, and operating results.

We aim to optimize operations and inventory management to help reduce the potential impact from changes in tariff and trade policies. However, imposed tariffs (including retaliatory tariffs) and our optimization activities may cause our cost of goods to increase, our profit margins to decrease, or our products to become less competitive or less available in the applicable region. We continue to monitor the dynamic trade environment and evaluate the potential impacts of changes in tariffs and trade policies, but there can be no assurance that any of our optimization activities will be successful in offsetting some portion of these costs or otherwise reducing the impact on our business, financial condition, and operating results.

Distributor Purchasing and Inventories. When selling our products through distributors, changes in distributors’ inventory levels can impact our reported sales, and these changes may be affected by many factors which may not be directly related to underlying demand for our products by veterinary practices. If during a quarter or year, distributors’ inventories grow by less than those inventories grew in the comparable period of the prior year, then changes in distributors’ inventories would have an unfavorable impact on our reported sales growth in the current period. Conversely, if during a quarter or year, distributors’ inventories grow by more than those inventories grew in the comparable period of the prior year, then changes in distributors’ inventories would have a favorable impact on our reported sales growth in the current period.

In certain countries, we sell our products through third-party distributors and may be unable to obtain data about sales to veterinary practices. We do not believe the impact of changes in these distributors’ inventories have had or would have a material impact on our growth rates. Refer to “Part I, Item 1. Business, Marketing and Distribution” included in this Annual Report on Form 10-K for additional information regarding distribution channels.

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

Non-GAAP Financial Measures. The following revenue analysis and discussion includes organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues,” or “revenue growth” apply equally to revenue growth reported in accordance with U.S. GAAP and to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the current year, compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

We exclude from organic revenue growth the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility, and can obscure underlying business trends. We calculate the impact on revenue resulting from changes in foreign currency exchange rates by applying the difference between the weighted average exchange rates during the current period and the comparable prior year period to foreign currency denominated revenues for the prior year period.

We also exclude from organic revenue growth the effect of certain business acquisitions and divestitures because the nature, size, and number of these transactions can vary dramatically from period to period, and because they either require or generate cash as an inherent consequence of the transaction, and therefore can also obscure underlying business and operating trends. We consider acquisitions to be a business when all three elements of inputs, processes, and outputs are present, consistent with ASU 2017-01, “Business Combinations: (Topic 805) Clarifying the Definition of a Business.” We do not consider acquired assets to be a business if substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. A typical acquisition that we do not consider a business is a customer list asset acquisition, which does not have all elements necessary to operate a business, such as employees or infrastructure. Revenue from these customers acquired is included in organic revenue growth because we believe the efforts required to convert and retain these acquired customers are similar in nature to our efforts to obtain and retain our existing customer base.

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

The reconciliation of these non-GAAP financial measures is as follows:

(dollars in thousands)	For the Years Ended December 31,
	2025			2024
	Income from Operations	Impact from Foreign Currency	Segment and Other Income from Operations	Income from Operations	Impact from Foreign Currency	Segment and Other Income from Operations
CAG	$1,260,969	$3,604	$1,264,573	$1,034,539	$3,877	$1,038,416
Water	92,999	269	93,268	84,244	289	84,533
LPD	2,942	287	3,229	6,272	361	6,633
Other	3,121	(4,160)	(1,039)	3,282	(4,527)	(1,245)
Total	$1,360,031	$—	$1,360,031	$1,128,337	$—	$1,128,337

Comparisons to Prior Periods. Our fiscal years end on December 31. Unless otherwise stated, the analysis and discussion of our financial condition, results of operations and liquidity, including references to growth and organic growth and increases and decreases, are being compared to the equivalent prior year period.

Twelve Months Ended December 31, 2025, Compared to Twelve Months Ended December 31, 2024

Total Company

The following table presents revenue by operating segment by U.S. and non-U.S., or international, geographies:

	For the Years Ended December 31,
Net Revenue (dollars in thousands)	2025	2024	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$3,953,285	$3,574,044	$379,241	10.6%	0.8%	—	9.8%
United States	2,619,461	2,409,152	210,309	8.7%	—	0.1%	8.7%
International	1,333,824	1,164,892	168,932	14.5%	2.5%	—	12.0%

Water	$201,149	$185,112	$16,037	8.7%	0.6%	—	8.0%
United States	101,314	95,347	5,967	6.3%	—	—	6.3%
International	99,835	89,765	10,070	11.2%	1.3%	—	9.9%

LPD	$131,787	$122,060	$9,727	8.0%	1.8%	—	6.1%
United States	25,453	22,250	3,203	14.4%	—	—	14.4%
International	106,334	99,810	6,524	6.5%	2.2%	—	4.3%

Other	$17,481	$16,288	$1,193	7.3%	—	—	7.3%

Total Company	$4,303,702	$3,897,504	$406,198	10.4%	0.8%	—	9.6%
United States	2,752,785	2,533,174	219,611	8.7%	—	0.1%	8.6%
International	1,550,917	1,364,330	186,587	13.7%	2.3%	—	11.3%
(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in revenue primarily reflected growth in CAG Diagnostics recurring revenue, including benefits from higher volumes and higher realized prices. Volume growth was supported by new business gains, our expanded menu of available tests, and higher utilization in our loyal customer base, partially constrained by macroeconomic and sector headwinds. Instrument revenue gains were primarily due to the placements of our new IDEXX inVue Dx Analyzer. Higher volume and price gains in recurring veterinary software, services, and diagnostic imaging also contributed to revenue growth. Higher revenue in our Water business was primarily due to the benefits from higher realized prices and higher volumes. The increase in LPD revenue was primarily due to higher volumes and higher realized prices. The impact from changes in foreign currency exchange rates increased total revenue growth by 0.8%.

The following table presents our consolidated Company results of operations:

	For the Years Ended December 31,				Change
Total Company - Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$4,303,702		$3,897,504		$406,198	10.4%
Cost of revenue	1,644,123		1,518,577		125,546	8.3%
Gross profit	2,659,579	61.8%	2,378,927	61.0%	280,652	11.8%

Operating Expenses:
Sales and marketing	643,547	15.0%	588,507	15.1%	55,040	9.4%
General and administrative	404,794	9.4%	442,291	11.3%	(37,497)	(8.5%)
Research and development	251,207	5.8%	219,792	5.6%	31,415	14.3%
Total operating expenses	1,299,548	30.2%	1,250,590	32.1%	48,958	3.9%
Income from operations	$1,360,031	31.6%	$1,128,337	29.0%	$231,694	20.5%

Gross Profit. Gross profit increased due to higher revenue and an 80 basis point increase in the gross profit margin. The net increase in the gross profit margin reflected benefits from recurring revenue growth in IDEXX VetLab consumable and reference laboratory testing volumes, along with operational productivity and pricing benefits, which offset the impacts from higher product and labor costs due to, in part, inflationary cost effects. These increases in the gross profit margin were reduced by the business mix impact from higher instrument revenue. The impact from changes in foreign currency exchange rates on the gross profit margin was not significant, including the impact of hedge losses in the current year compared to hedge gains in the prior year.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs and higher expenses to support marketing outreach activities. General and administrative expense decreased primarily due to a $61.5 million expense in the prior year and a reduction in accrued expense of approximately $9 million in the first quarter of the current year, related to a now-concluded litigation matter, partially offset by higher personnel-related and information technology and security costs. Research and development expense increased due to development project costs for new products and services, including higher personnel-related costs. The impact from changes in foreign currency exchange rates increased operating expense growth by less than 1%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Years Ended December 31,
Net Revenue (dollars in thousands)	2025	2024	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$3,407,199	$3,129,492	$277,707	8.9%	0.8%	—	8.1%
IDEXX VetLab consumables	1,496,752	1,303,250	193,502	14.8%	1.1%	—	13.7%
Rapid assay products	348,950	359,754	(10,804)	(3.0%)	0.3%	—	(3.3%)
Reference laboratory diagnostic and consulting services	1,424,073	1,336,121	87,952	6.6%	0.7%	—	5.9%
CAG Diagnostics services and accessories	137,424	130,367	7,057	5.4%	1.0%	—	4.5%
CAG Diagnostics capital - instruments	$200,206	$131,928	$68,278	51.8%	2.5%	—	49.3%
Veterinary software, services, and diagnostic imaging systems:	$345,880	$312,624	$33,256	10.6%	—	0.4%	10.2%
Recurring revenue	276,338	250,359	25,979	10.4%	—	0.4%	9.9%
Systems and hardware	69,542	62,265	7,277	11.7%	(0.1%)	0.4%	11.4%
Net CAG revenue	$3,953,285	$3,574,044	$379,241	10.6%	0.8%	—	9.8%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher volumes of IDEXX VetLab consumables and reference laboratory testing, partially constrained by macroeconomic and sector headwinds, as well as benefits from higher realized prices. Volume growth was supported by new business gains, our expanded menu of available tests, and higher utilization in our loyal customer base. The impact from changes in foreign currency exchange rates increased CAG Diagnostics recurring revenue growth by 0.8%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher volumes and higher realized prices. Volume gains were supported by increases in testing, including the benefits from 12% growth in our installed base of premium instruments, which reflected new customers and continued high customer retention rates, as well as our expanded menu of available tests. The impact from changes in foreign currency exchange rates increased revenue growth by 1.1%.

The decrease in rapid assay revenue resulted primarily from a shift of customers’ pancreatic lipase testing to our Catalyst instrument platform and macroeconomic and sector headwinds, partially offset by higher realized prices.

The increase in reference laboratory diagnostic and consulting services revenue was due to higher testing volumes in North America, Europe, and Asia Pacific and higher realized prices. The impact from changes in foreign currency exchange rates increased revenue growth by 0.7%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of the expansion of our installed base of premium instruments. The impact from changes in foreign currency exchange rates increased revenue growth by 1.0%.

CAG Diagnostics Capital – Instrument Revenue. The increase in instrument revenue was primarily due to placements of our new IDEXX inVue Dx Analyzer, partially offset by lower placements of other premium instruments. The impact from changes in foreign currency exchange rates increased revenue growth by 2.5%.

Veterinary Software, Services, and Diagnostic Imaging Systems Revenue. The increase in recurring revenue was primarily due to higher subscription and support services volume from our expanded SaaS installed base and higher realized prices. The increase in our systems and hardware revenue was primarily due to higher diagnostic imaging system sales. The impact of a business acquisition increased overall Veterinary Software, Services, and Diagnostic Imaging Systems revenue growth by 0.4%.

The following table presents the CAG segment results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$3,953,285		$3,574,044		$379,241	10.6%
Cost of revenue	1,504,611		1,394,864		109,747	7.9%
Gross profit	2,448,674	61.9%	2,179,180	61.0%	269,494	12.4%

Segment operating expenses:
Sales and marketing	586,376	14.8%	536,171	15.0%	50,205	9.4%
General and administrative	364,864	9.2%	402,198	11.3%	(37,334)	(9.3%)
Research and development	232,861	5.9%	202,395	5.7%	30,466	15.1%
Total segment operating expenses	1,184,101	30.0%	1,140,764	31.9%	43,337	3.8%
Segment income from operations	$1,264,573	32.0%	$1,038,416	29.1%	$226,157	21.8%

Gross Profit. Gross profit increased primarily due to higher revenue and a 90 basis point increase in the gross profit margin. The net increase in the gross profit margin reflected benefits from recurring revenue growth in IDEXX VetLab consumable and reference laboratory testing volumes, along with operational productivity and pricing benefits, which offset the impacts from higher product and labor costs due to, in part, inflationary cost effects. These increases in the gross profit margin were reduced by the business mix impact from higher instrument revenue. The impact from changes in foreign currency exchange rates on the gross profit margin was not significant, including the impact of lower hedge gains in the current year, compared to the prior year.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs and higher expenses to support marketing outreach activities. General and administrative expense decreased primarily due to a $61.5 million expense in the prior year and a reduction in accrued expense of approximately $9 million in the first quarter of the current year, related to a now-concluded litigation matter, partially offset by higher personnel-related and information technology and security costs. Research and development expense increased due to development project costs for new products and services, including higher personnel-related costs. The impact from changes in foreign currency exchange rates increased operating expense growth by less than 1%.

Water

The following table presents the Water segment results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$201,149		$185,112		$16,037	8.7%
Cost of revenue	61,860		55,101		6,759	12.3%
Gross profit	139,289	69.2%	130,011	70.2%	9,278	7.1%

Segment operating expenses:
Sales and marketing	25,469	12.7%	23,149	12.5%	2,320	10.0%
General and administrative	14,827	7.4%	16,873	9.1%	(2,046)	(12.1%)
Research and development	5,725	2.8%	5,456	2.9%	269	4.9%
Total segment operating expenses	46,021	22.9%	45,478	24.6%	543	1.2%
Segment income from operations	$93,268	46.4%	$84,533	45.7%	$8,735	10.3%

Revenue. The increase in revenue was primarily due to higher realized prices and higher volumes. The increase in volumes was due to higher testing volumes in Europe, North America, and Asia Pacific, as well as higher sales volumes of our Tecta systems, our new UV Viewer Plus, and accessories. The impact from changes in foreign currency exchange rates increased revenue growth by 0.6%.

Gross Profit. The increase in gross profit for Water was primarily due to higher revenue, partially offset by a 100 basis point decrease in the gross profit margin. The net decrease in the gross profit margin was due to higher product and distribution costs, partially offset by higher realized prices. The impact from changes in foreign currency exchange rates decreased the gross profit margin by approximately 20 basis points, including the impact of lower hedge gains in the current year, compared to the prior year.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and higher trade show and sales meeting costs. General and administrative expense decreased primarily due to lower personnel-related costs and lower bad debt expense. Research and development expense increased primarily due to higher personnel-related costs, partially offset by lower project costs. The impact from changes in foreign currency exchange rates was not significant to operating expense growth.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Years Ended December 31,				Change
Results of Operations (dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Amount	Percentage

Revenues	$131,787		$122,060		$9,727	8.0%
Cost of revenue	67,579		59,500		8,079	13.6%
Gross profit	64,208	48.7%	62,560	51.3%	1,648	2.6%

Segment operating expenses:
Sales and marketing	30,685	23.3%	28,027	23.0%	2,658	9.5%
General and administrative	18,174	13.8%	16,716	13.7%	1,458	8.7%
Research and development	12,120	9.2%	11,184	9.2%	936	8.4%
Total segment operating expenses	60,979	46.3%	55,927	45.8%	5,052	9.0%
Segment income from operations	$3,229	2.5%	$6,633	5.4%	$(3,404)	(51.3%)

Revenue. The increase in revenue was primarily due to volume growth in the Americas and Asia Pacific, and higher realized prices. The impact from changes in foreign currency exchange rates increased revenue growth by 1.8%.

Gross Profit. The increase in LPD gross profit was primarily due to higher revenues, partially offset by a 260 basis point decrease in the gross profit margin. The net decrease in the gross profit margin was primarily due to higher product costs, partially offset by higher realized prices and manufacturing efficiencies. The impact from changes in foreign currency exchange rates decreased the gross profit margin by approximately 90 basis points, including the impact of hedge losses in the current year, compared to hedge gains in the prior year.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and higher trade show and sales meeting costs. General and administrative expense increased primarily due to higher bad debt expense and personnel-related costs. Research and development expense increased primarily due to higher personnel-related costs in the current year. The impact from changes in foreign currency exchange rates increased operating expense growth by approximately 1%.

Non-Operating Items

Interest Expense and Income. Interest expense was $38.9 million for the year ended December 31, 2025, compared to $31.2 million for the prior year. The increase in interest expense was primarily due to higher average debt levels and higher interest rates. Interest income was $3.0 million for the year ended December 31, 2025, compared to $12.7 million for the prior year. This decrease in interest income is primarily due to a decrease in money market investments.

Provision for Income Taxes. Our effective income tax rates were 20.0% for the years ended December 31, 2025, and December 31, 2024. Our effective tax rate for the year ended December 31, 2025, was consistent with the prior year; the impact from an increase in tax benefits related to share-based compensation was largely offset by a reduction in our U.S. tax benefit associated with Foreign-Derived Intangible Income resulting from the acceleration of research and development deductions as allowed by recent U.S. tax law changes. Our projected effective tax rate for 2026 is approximately 21.3%. This increase in the projected 2026 effective tax rate is primarily due to estimated reductions in share-based compensation tax benefits, as compared to 2025.

LIQUIDITY AND CAPITAL RESOURCES

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. We generate cash primarily through the payments made by customers for our companion animal, livestock, poultry, dairy, and water products and services, consulting services, and other various systems and services. Our cash disbursements are primarily related to compensation and benefits for our employees, inventory and supplies, repurchase of our common stock, taxes, research and development, capital expenditures, rents, occupancy-related charges, interest expense, and business acquisitions. As of December 31, 2025, we had $180.1 million of cash and cash equivalents, compared to $288.3 million as of December 31, 2024. Working capital totaled $265.0 million as of December 31, 2025, compared to $332.0 million as of December 31, 2024. The change in working capital is primarily due to lower cash and higher borrowings on our Credit Facility, partially offset by higher receivables and lower outstanding borrowing on the current portion of our Senior Notes, as compared to the prior year. As of December 31, 2025, we had a remaining borrowing availability of $850.2 million under our $1.25 billion Credit Facility, with $398.0 million in outstanding borrowings under our Credit Facility, and an option for the Company to incur incremental revolving credit commitments and/or term loans in the aggregate principal amount of up to $250.0 million. The general availability of funds under our Credit Facility is reduced by $1.8 million for outstanding letters of credit. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to incur incremental revolving credit commitments and/or term loans under our Credit Facility and otherwise obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example to fund significant discretionary activities, we could elect to raise capital in the U.S. through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and cash equivalents are generally available without restrictions to fund ordinary business operations outside the U.S.

The following table presents cash, cash equivalents, and marketable securities held domestically and by our foreign subsidiaries:

	For the Years Ended December 31,
Cash and cash equivalents (in thousands)	2025	2024

U.S.	$1,606	$145,118
Foreign	178,464	143,148
Total cash and cash equivalents	$180,070	$288,266

Total cash, cash equivalents, and marketable securities held in U.S. dollars by our foreign subsidiaries	$24,571	$10,623

As of December 31, 2025, more than 99% of the cash and cash equivalents held were held as bank deposits at a diversified group of institutions, primarily systemically important banks. Cash and cash equivalents as of December 31, 2025, included approximately USD $1.0 million in cash denominated in non-U.S. currencies held in a country with currency control restrictions, which limit our ability to transfer funds outside of the country in which they are held without incurring costs. The currency control restricted cash is generally available for use within the country where it is held.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024

Days sales outstanding (1)	46.8	46.5	44.7	45.7	47.1
Inventory turns (2)	1.6	1.5	1.5	1.3	1.3
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

Sources and Uses of Cash

The following table presents cash provided (used):

(in thousands)	For the Years Ended December 31,
	2025	2024	Dollar Change

Net cash provided by operating activities	$1,181,805	$929,001	$252,804
Net cash used by investing activities	(136,239)	(207,062)	70,823
Net cash used by financing activities	(1,164,964)	(878,073)	(286,891)
Net effect of changes in exchange rates on cash	11,202	(9,532)	20,734
Net change in cash and cash equivalents	$(108,196)	$(165,666)	$57,470

Operating Activities. Cash provided by operating activities during the year ended December 31, 2025, was $1.2 billion, which was a net increase in operating cash flows of $252.8 million, compared to the prior year. Cash was provided from net income of $1.1 billion, adjusted for net non-cash items of $349.9 million, partially offset by a net decrease from changes in operating assets and liabilities of $227.5 million.

The following table presents cash flow impacts from changes in operating assets and liabilities, excluding the effects of foreign exchange rate fluctuations:

(in thousands)	For the Years Ended December 31,
	2025	2024	Dollar Change

Accounts receivable	$(68,722)	$(28,280)	$(40,442)
Inventories	(789)	(28,001)	27,212
Accounts payable	(8,573)	8,086	(16,659)
Deferred revenue	6,929	(4,378)	11,307
Other assets and liabilities	(156,359)	(80,665)	(75,694)
Total change in cash due to changes in operating assets and liabilities	$(227,514)	$(133,238)	$(94,276)

Cash used due to changes in operating assets and liabilities during the year ended December 31, 2025, compared to the prior year, increased $94.3 million. Cash used for other assets and liabilities increased $75.7 million, compared to the prior year. During 2025, we paid approximately $80 million, which was accrued in prior years, to conclude a litigation matter, and the payment is included within the cash flow impacts from changes in other assets and liabilities. Cash used to fund contract assets and consideration paid to customers arising from customer commitment arrangements also increased in 2025, compared to the prior year. Increases in cash used for other assets and liabilities were partially offset by lower tax payments and lower annual employee incentive program payments in 2025. Cash used for accounts receivable increased $40.4 million, compared to the prior year, primarily due to the timing of customer payments received and higher revenue.

We have historically experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year and for the annual period, driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

Investing Activities. Cash used by investing activities was $136.2 million during 2025, compared to $207.1 million used during 2024. The decrease in cash used by investing activities during 2025, compared to 2024, was primarily due to the acquisition of a software business during the prior year.

Our projected capital expenditures for 2026 are estimated to be approximately $180.0 million, which includes capital investments in manufacturing and operations facilities to support growth, as well as investments in customer-facing software development.

Financing Activities. Cash used by financing activities was $1.2 billion during 2025, compared to $878.1 million used during 2024. The increase in cash used was primarily due to an increase of $379.9 million in cash used to repurchase shares of our common stock during 2025, compared to 2024, as well as the repayment in full upon the maturity of our 2025 Series C Notes for $103.4 million, and the repayment in full upon maturity of our 2025 Series B Notes for $75.0 million. These increases in cash used by financing were partially offset by borrowings of $148.0 million under our Credit Facility during 2025, compared to no borrowings or repayments under our Credit Facility during the prior year, and the repayment in full upon the maturity of our 2024 Series B Notes during the prior year for $75.0 million.

Repurchases of our common stock vary depending upon the level of other investing and deployment activities, as well as share price and prevailing interest rates. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders, and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. We primarily fund our share repurchases with cash generated from operations, as well as from various capital market activities, including the committed available financing through our Credit Facility. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 20. Repurchases of Common Stock” for additional information about our share repurchases. We currently anticipate a 1% to 2% reduction in diluted shares through share repurchases in 2026, subject to market conditions.

The aggregate principal amount of our 2026 Senior Notes will become due and payable on September 4, 2026. We anticipate funding the full repayment of our 2026 Senior Notes for $75.0 million when due in September 2026 with available cash on hand, borrowings under our Credit Facility, or proceeds from the issuance of new notes, or a combination thereof.

The obligations under our senior notes may be accelerated upon the occurrence of an event of default under the applicable Senior Note Agreements, each of which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the failure to pay specified indebtedness, and a change of control default.

Under the $1.25 billion Credit Facility, the $1.0 billion unsecured credit line matures on November 12, 2030, the $250.0 million Term Loan matures on November 12, 2028, and no scheduled principal prepayments are required before these respective dates. Our Credit Facility also includes an option for the Company to incur incremental revolving credit commitments and/or term loans in the aggregate principal amount of up to $250.0 million. Our Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The applicable interest rate for borrowings in U.S. Dollars under our Credit Facility is calculated at a per annum rate equal to either (at our option) (1) a base rate (determined as the greatest of the prime rate, the NYFRB Rate plus 0.50%, and the Adjusted Term SOFR Rate for a one-month Interest Period plus 1.0% (but no less than 1.0%)), plus a margin rate ranging from 0.0% to 0.375% based on our consolidated leverage ratio, (2) the Adjusted Term SOFR Rate, plus a margin rate ranging from 0.875% to 1.375% based on our consolidated leverage ratio, or (3) the Adjusted Daily Simple SOFR Rate, plus a margin rate ranging from 0.875% to 1.375% based on our consolidated leverage ratio. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 13, Debt” for additional information about our applicable interest rates on our Credit Facility. Under our Credit Facility, we also pay on a quarterly basis commitment fees ranging from 0.075% to 0.25% per annum, based on our consolidated leverage ratio, on any unused commitment.

As of December 31, 2025, we had $398.0 million in borrowings outstanding under our Credit Facility, of which $250.0 million was on our Term Loan under our Credit Facility. As of December 31, 2024, we had $250.0 million in borrowings outstanding under our Credit Facility, all of which was on our $250.0 million Term Loan under our Credit Facility. The general availability of funds under our Credit Facility was further reduced by $1.8 million and $1.9 million for letters of credit that were issued primarily in connection with our workers' compensation policy as of December 31, 2025, and December 31, 2024, respectively. Our Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of sanctions laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation not to exceed 3.5-to-1. As of December 31, 2025, we were in compliance with the covenants of our Credit Facility. The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under our Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under ERISA, the failure to pay specified indebtedness, and a change of control default.

Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 13, Debt” for additional information about our Senior Notes, Senior Note Agreements, and Credit Facility.

Effect of Currency Translation on Cash. The net effects of changes in foreign currency exchange rates are related to changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries with non-U.S. dollar functional currencies. These changes will fluctuate each year as the value of the U.S. dollar relative to the value of foreign currencies changes. The value of a currency depends on many factors, including interest rates, and the issuing governments' debt levels and strength of economy.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements or variable interest entities except for letters of credit and third-party guarantees, as reflected in “Part II, Item 8. Financial Statements and Supplementary Data, Note 13 Debt” and “Part II, Item 8. Financial Statements and Supplementary Data. Note 16. Commitments, Contingencies and Guarantees” to the consolidated financial statements for the year ended December 31, 2025, included in this Annual Report on Form 10-K, respectively.

Financial Covenant. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements and Credit Facility, not to exceed 3.5-to-1. As of December 31, 2025, we were in compliance with the covenants of the Senior Note Agreements and Credit Facility. The following details our consolidated leverage ratio calculation:

(in thousands)	Twelve Months Ended
Trailing 12 Months Adjusted EBITDA:	December 31, 2025

Consolidated Net Income	$1,059,464
Consolidated Interest Charges	38,852
Provision for income taxes	264,725
Depreciation and amortization expense	145,183
Non-recurring transaction expense incurred in connection with Acquisitions *	90
Non-cash charges associated with Share Based Payments	60,013
Extraordinary and other non-recurring non-cash losses and charges *	820
Adjusted EBITDA	$1,569,147

* Descriptions are contractually defined and may differ from U.S. GAAP definitions.

(dollars in thousands)	Twelve Months Ended
Debt to Adjusted EBITDA Ratio:	December 31, 2025

Credit Facility	$398,000
Current and long-term portion of long-term debt	449,837
Total debt	847,837
Acquisition-related consideration payable	1,800
Deferred financing costs	163
Gross debt	$849,800
Gross debt to Adjusted EBITDA ratio	0.54

Cash and cash equivalents	$(180,070)
Net debt	$669,730
Net debt to Adjusted EBITDA ratio	0.43

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

As of December 31, 2025, current liabilities include $398.0 million in outstanding borrowings under our Credit Facility and the current portion of long-term debt of $75.0 million recorded as current liabilities. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 13. Debt” for more information about our Credit Facility and Senior Notes.

We also have purchase obligations that include agreements and purchase orders to purchase goods or services that are contractually enforceable and that specify all significant terms, including fixed or minimum quantities, pricing, and approximate timing of purchases. As of December 31, 2025, we had approximately $207.3 million in purchase obligations due in 2026. Our purchase obligations beyond 2026 are approximately $136.7 million. These purchase obligation amounts do not include amounts recorded in accounts payable as of December 31, 2025. The expected timing of payments of our purchase obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

Additionally, we have agreements with third parties that we have entered into in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and, based on our analysis of the nature of the risks involved, we believe that the fair value of these agreements is minimal. Accordingly, we did not record any liabilities for these obligations as of December 31, 2025, and 2024, and do not anticipate any future payments for these guarantees.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk consists primarily of foreign currency exchange risk, interest rate risk, and effects of inflation. Our functional currency is the U.S. dollar and our primary manufacturing operations and inventory supply contracts are in the U.S. or in U.S. dollars, but we distribute our products worldwide both through direct export and through our foreign subsidiaries. Our primary foreign currency transaction risk consists of intercompany purchases and sales of products, and we attempt to mitigate this risk through our hedging program described below. For the year ended December 31, 2025, approximately 23% of our consolidated revenue was derived from products manufactured or sourced in U.S. dollars and sold internationally in local currencies, compared to 22% and 21% for the years ended December 31, 2024 and 2023, respectively. The functional currency of most of our subsidiaries is their local currency.

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

The following table presents the estimated foreign currency exchange impact on our revenues, operating profit, and diluted earnings per share for the current period and compared to the respective prior-year period:

	For the Years Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023

Revenue increase (decrease)	$33,139	$(9,471)	$(4,603)

Operating profit increase (decrease), excluding hedge activity and exchange impacts on settlement of foreign currency denominated transactions	$16,579	$(4,253)	$(5,489)
Hedge gain (losses) - current period	(801)	5,932	3,512
Foreign currency transaction (losses) - current period	(4,160)	(4,527)	(1,078)
Operating profit increase (decrease) - current period	$11,618	$(2,848)	$(3,055)

Hedge (gains) losses - prior period	(5,932)	(3,512)	(25,733)
Foreign currency transaction losses - prior period	4,527	1,078	3,408
Operating profit increase (decrease) - compared to prior period	$10,213	$(5,282)	$(25,380)

Diluted earnings per share increase (decrease) - compared to prior period	$0.10	$(0.05)	$(0.24)

At our current foreign exchange rate assumptions, we anticipate year-over-year changes will increase our revenues, operating profit, and diluted earnings per share in the year ending December 31, 2026, by approximately $28 million, $22 million, and $0.22 per share, respectively. These favorable impacts to our operating profit and diluted earnings per share include net year-over-year impacts of foreign currency hedging activity, which is expected to increase total company operating profit by approximately $4 million and diluted earnings per share by $0.04 during the year ending December 31, 2026. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimates assume that the value of the U.S. dollar relative to other currencies will reflect the euro at $1.16, the British pound at $1.33, the Canadian dollar at $0.72, the Australian dollar at $0.66; the Japanese yen at ¥157, the Chinese renminbi at RMB 7.05, and the Brazilian real at R$5.45 to the U.S. dollar for the full year of 2026.

The foreign currency exchange impacts on our revenue and operating income for the year ending December 31, 2026, will be different from our estimates if actual foreign exchange rates are different from our assumptions. Excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, a 1% strengthening of the U.S. dollar would reduce revenue by approximately $16 million and operating income by approximately $5 million, net of hedge positions.

The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into foreign currency exchange contracts with large, well-capitalized multinational financial institutions, and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions. If a hedging instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in accumulated other comprehensive income, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedge instrument is not effective in achieving offsetting changes in fair value. We primarily utilize foreign currency exchange contracts with durations of less than 24 months.

Our subsidiaries enter into foreign currency exchange contracts to manage the exchange risk associated with their forecasted intercompany inventory purchases and sales for the next year. From time to time, we may also enter into other foreign currency exchange contracts, cross currency swaps, or foreign-denominated debt issuances to reduce the impact of foreign currency fluctuations associated with specific balance sheet exposures, including net investments in certain foreign subsidiaries. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 19. Hedging Instruments” to the consolidated financial statements of this Annual Report on Form 10-K for details regarding euro-denominated notes that we designated as a hedge of our euro net investment in certain foreign subsidiaries.

Our foreign currency hedging strategy is consistent with prior periods, and there were no material changes in our market risk exposure during the year ended December 31, 2025. We enter into foreign currency exchange contracts designated as cash flow hedges for amounts that are less than the full value of forecasted intercompany purchases and sales and for amounts that are equivalent to, or less than, other significant transactions. As a result, no significant ineffectiveness has resulted or been recognized in the statements of income for the years ended December 31, 2025, 2024, and 2023. Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.

We enter into hedge agreements where we believe we have meaningful exposure to foreign currency exchange risk, with the exception of certain emerging markets where it is not practical to hedge our exposure. We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to intercompany foreign transactions and in emerging markets where it is not practical to hedge. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany purchases and sales totaled $397.6 million and $325.7 million, as of December 31, 2025 and 2024, respectively. As of December 31, 2025, we had $2.5 million of net unrealized losses on foreign currency exchange contracts reflected within accumulated other comprehensive income, net of related tax. For more information on our hedge agreements, refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 19. Hedging Instruments.”

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

Interest Rate Risk and Effects of Inflation

We incur interest expense on the aggregate principal amount of our outstanding Senior Notes at a fixed rate. We have a revolving credit facility with a syndicate of multinational banks, which matures on November 12, 2030, and requires no scheduled prepayments before that date. Although the revolving credit facility does not mature until November 2030, all individual borrowings under our Credit Facility have a stated term of less than 1 year, including the $250.0 million Term Loan, which matures on November 12, 2028.

We entered into interest rate swaps to reduce the effect of variable interest obligations of our Term Loan. As of December 31, 2025, the variable interest rate associated with $250.0 million Term Loan became effectively fixed at 3.4%, plus the applicable credit spread, through November 12, 2028. Borrowings outstanding under our Credit Facility as of December 31, 2025, were $398.0 million.

During 2025, we experienced inflationary pressure on our operating costs. During 2026, we expect to continue to face higher costs for labor, commodities, energy, and transportation, as well as increased prices from suppliers. Furthermore, additional tariffs on imported goods may increase our costs to purchase products, components, and materials. We may not be able to offset these higher costs through productivity initiatives and price increases, which may materially and adversely affect our business, results of operations, and financial condition. Any price increases we may impose may lead to declines in sales volume or loss of business, if competitors do not similarly adjust their prices, or customers refuse to purchase at the higher prices.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report commencing on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Certifications

The certifications with respect to disclosure controls and procedures and internal control over financial reporting of the Company’s Chief Executive Officer and Chief Financial Officer are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

Rule 10b5-1 Trading Plan Elections

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Directors, executive officers, compliance with Section 16(a) of the Exchange Act, our code of ethics and corporate governance is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Proposal One – Election of Directors,” “Executive Compensation – Executive Officers,” “Stock Ownership Information – Delinquent Section 16(a) Reports,” “Corporate Governance – Corporate Governance Guidelines and Code of Ethics,” and “Corporate Governance – Board Committees” in the Company’s definitive Proxy Statement with respect to its 2026 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item with respect to Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Executive Compensation – Compensation Discussion and Analysis,” “Executive Compensation – Executive Compensation Tables,” “Executive Compensation – Potential Payments Upon Termination or Change in Control,” “Corporate Governance – Non-Employee Director Compensation,” “Corporate Governance – 2025 Non-Employee Director Compensation Table,” “Executive Compensation – CEO Pay Ratio,” “Executive Compensation – Executive Compensation Recovery Policy (Clawback Policy),” “Executive Compensation – Pay Versus Performance,” “Corporate Governance – Compensation and Talent Committee Interlocks and Insider Participation,” and “Compensation and Talent Committee Report” in the Company’s definitive Proxy Statement with respect to its 2026 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to Item 201(d) of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Executive Compensation – Equity Compensation Plan Information” in the Company’s definitive Proxy Statement with respect to its 2026 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information required by this Item with respect to Item 403 of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Stock Ownership Information” in the Company’s definitive Proxy Statement with respect to its 2026 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to Items 404 and 407(a) of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance – Related Person Transactions” and “Corporate Governance – Director Independence” in the Company’s definitive Proxy Statement with respect to its 2026 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Audit Committee Matters – Independent Auditor Fees” and “Audit Committee Matters – Independent Auditor Fee Approval Policy” in the Company’s definitive Proxy Statement with respect to its 2026 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(a)(1) and (a)(2)	The financial statements set forth in the Index to Consolidated Financial Statements are filed as a part of this Annual Report on Form 10-K commencing on page F-1.

(a)(3) and (b)	The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K and either filed herewith or incorporated by reference herein, as applicable.

ITEM 16. FORM 10-K SUMMARY

None.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of IDEXX Laboratories, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IDEXX Laboratories, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition from Certain Product and Service Revenue

As described in Note 3 to the consolidated financial statements, the Company recognized product and service revenue of $4.3 billion for the year ended December 31, 2025, of which a majority relates to certain product and service revenue. Management recognizes revenue when, or as, performance obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to a customer, and it is probable that the Company will collect substantially all of the consideration to which they will be entitled, based on the customer’s intent and ability to pay the promised consideration. Management excludes sales, use, value-added, and other taxes they collect on behalf of third parties from revenue. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products or services to a customer. To accurately present the consideration received in exchange for promised products or services, the Company applies the five-step revenue recognition model.

The principal consideration for our determination that performing procedures relating to revenue recognition from certain product and service revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition from certain product and service revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of certain product and service revenue at the amount of consideration management expects to receive in exchange for transferring products or services to the customer. These procedures also included, among others, (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, contracts, proof of delivery and acceptance for instruments, proof of shipment, proof of lab report or proof of lab test, and subsequent payment receipts; (ii) testing certain service revenue transactions by developing an independent expectation of revenue and comparing the independent expectation to the amount recorded; and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of delivery and acceptance for instruments, proof of shipment, proof of lab report or proof of lab test, and subsequent payment receipts.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 20, 2026

We have served as the Company’s auditor since 2002.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2025	December 31, 2024

ASSETS
Current Assets:
Cash and cash equivalents	$180,070	$288,266
Accounts receivable, net of allowance of $11,304 in 2025 and $12,585 in 2024	552,378	473,575
Inventories	377,756	381,877
Other current assets	303,623	256,179
Total current assets	1,413,827	1,399,897
Long-Term Assets:
Property and equipment, net	747,380	713,123
Operating lease right-of-use assets	123,228	116,129
Goodwill	414,004	405,100
Intangible assets, net	109,843	111,676
Other long-term assets	542,477	547,518
Total long-term assets	1,936,932	1,893,546
TOTAL ASSETS	$3,350,759	$3,293,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$110,408	$114,211
Accrued liabilities	530,147	502,119
Credit Facility	398,000	250,000
Current portion of long-term debt	74,995	167,787
Current portion of deferred revenue	35,264	33,799
Total current liabilities	1,148,814	1,067,916
Long-Term Liabilities:
Deferred income tax liabilities	31,865	11,312
Long-term debt, net of current portion	374,842	449,786
Long-term deferred revenue, net of current portion	32,177	26,939
Long-term operating lease liabilities, net of current portion	101,151	97,836
Other long-term liabilities	56,527	44,341
Total long-term liabilities	596,562	630,214
Total liabilities	1,745,376	1,698,130

Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 108,369 shares in 2025 and 107,836 shares in 2024; Outstanding: 79,712 shares in 2025 and 81,604 shares in 2024	10,837	10,784
Additional paid-in capital	1,826,750	1,673,863
Deferred stock units: Outstanding: 59 units in 2025 and 60 units in 2024	6,094	5,885
Retained earnings	6,391,902	5,332,438
Accumulated other comprehensive loss	(68,844)	(93,645)
Treasury stock, at cost: 28,657 shares in 2025 and 26,232 shares in 2024	(6,561,356)	(5,334,012)
Total IDEXX Laboratories, Inc. stockholders’ equity	1,605,383	1,595,313
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,350,759	$3,293,443

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Revenue:
Product revenue	$2,539,210	$2,248,178	$2,089,936
Service revenue	1,764,492	1,649,326	1,571,017
Total revenue	4,303,702	3,897,504	3,660,953
Cost of Revenue:
Cost of product revenue	804,616	716,078	717,951
Cost of service revenue	839,507	802,499	753,032
Total cost of revenue	1,644,123	1,518,577	1,470,983
Gross profit	2,659,579	2,378,927	2,189,970
Expenses:
Sales and marketing	643,547	588,507	566,066
General and administrative	404,794	442,291	335,825
Research and development	251,207	219,792	190,951
Total operating expenses	1,299,548	1,250,590	1,092,842
Income from operations	1,360,031	1,128,337	1,097,128
Interest expense	(38,852)	(31,205)	(41,581)
Interest income	3,010	12,699	5,629
Income before provision for income taxes	1,324,189	1,109,831	1,061,176
Provision for income taxes	264,725	221,964	216,134
Net income	$1,059,464	$887,867	$845,042

Earnings per Share:
Basic	$13.17	$10.77	$10.17
Diluted	$13.08	$10.67	$10.06
Weighted Average Shares Outstanding:
Basic	80,427	82,467	83,066
Diluted	81,025	83,246	83,978

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023

Net income	$1,059,464	$887,867	$845,042
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	59,949	(46,958)	17,725
Defined benefit plans gain (loss), net of tax of expense (benefit) $146 in 2025, $(130) in 2024, and $(267) in 2023	865	(701)	(1,302)
Reclassification adjustment for defined benefit plans included in net income, net of tax of $96 in 2025, $154 in 2024, and $111 in 2023	514	352	519
Unrealized gain (loss) from Euro-denominated notes, net of tax expense (benefit) of $(2,511) in 2025, $1,280 in 2024, and $(811) in 2023	(8,958)	4,105	(2,601)
Unrealized gain (loss) from investments, net of tax expense (benefit) of $— in 2025, $— in 2024, and $3 in 2023	—	1	8
Reclassification adjustment from investments included in net income, net of tax of $— in 2025, $51 in 2024, and $— in 2023	—	163	—
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) from foreign currency exchange contracts, net of tax expense (benefit) of $(5,624) in 2025, $7,660 in 2024, and $(143) in 2023	(16,033)	19,418	(792)
Unrealized gain (loss) from cross currency swaps, net of tax expense (benefit) of $(3,586) in 2025, $1,864 in 2024, and $(1,754) in 2023	(11,390)	5,981	(5,629)
Unrealized gain (loss) from interest rate swap, net of tax expense (benefit) of $(3) in 2025, $600 in 2024, and $976 in 2023	(8)	1,927	3,131
Reclassification adjustment from derivative instruments for (gains) losses included in net income, net of tax (expense) benefit of $(206) in 2025, $(2,473) in 2024, and $(1,699) in 2023	(138)	(6,727)	(4,469)
Unrealized gain (loss) on derivative instruments	(27,569)	20,599	(7,759)
Other comprehensive gain (loss), net of tax	24,801	(22,439)	6,590
Comprehensive income	$1,084,265	$865,428	$851,632

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance as of December 31, 2022	107,193	$10,719	$1,463,215	$5,182	$3,599,529	$(77,796)	$(4,392,112)	$608,737
Net income	—	—	—	—	845,042	—	—	845,042
Other comprehensive gain, net of tax	—	—	—	—	—	6,590	—	6,590
Repurchases of common stock, net of issuances	—	—	—	—	—	—	(82,569)	(82,569)
Common stock issued under stock plans, net	313	32	46,639	320	—	—	—	46,991
Share-based compensation cost	—	—	59,711	28	—	—	—	59,739
Balance as of December 31, 2023	107,506	10,751	1,569,565	5,530	4,444,571	(71,206)	(4,474,681)	1,484,530
Net income	—	—	—	—	887,867	—	—	887,867
Other comprehensive loss, net of tax	—	—	—	—	—	(22,439)	—	(22,439)
Repurchases of common stock, net of issuances	—	—	—	—	—	—	(859,331)	(859,331)
Common stock issued under stock plans, net	330	33	44,010	348	—	—	—	44,391
Share-based compensation cost	—	—	60,288	7	—	—	—	60,295
Balance as of December 31, 2024	107,836	10,784	1,673,863	5,885	5,332,438	(93,645)	(5,334,012)	1,595,313
Net income	—	—	—	—	1,059,464	—	—	1,059,464
Other comprehensive gain, net of tax	—	—	—	—	—	24,801	—	24,801
Repurchases of common stock, net of issuances	—	—	—	—	—	—	(1,227,344)	(1,227,344)
Common stock issued under stock plans, net	533	53	92,899	184	—	—	—	93,136
Share-based compensation cost	—	—	59,988	25	—	—	—	60,013
Balance as of December 31, 2025	108,369	$10,837	$1,826,750	$6,094	$6,391,902	$(68,844)	$(6,561,356)	$1,605,383

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023

Cash Flows from Operating Activities:
Net income	$1,059,464	$887,867	$845,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,183	129,936	114,908
Provision for uncollectible accounts	8,429	6,867	5,552
Deferred income taxes	131,204	(24,194)	(48,306)
Share-based compensation expense	60,013	60,295	59,739
Other	5,026	1,468	2,004
Changes in assets and liabilities:
Accounts receivable	(68,722)	(28,280)	(53,871)
Inventories	(789)	(28,001)	(28,651)
Accounts payable	(8,573)	8,086	(557)
Deferred revenue	6,929	(4,378)	(3,032)
Other assets and liabilities	(156,359)	(80,665)	13,682
Net cash provided by operating activities	1,181,805	929,001	906,510
Cash Flows from Investing Activities:
Purchases of property and equipment	(124,676)	(120,922)	(133,631)
Acquisitions of intangible assets	(13,550)	(10,000)	—
Equity investments	(756)	(1,004)	—
Acquisitions of businesses, net of cash acquired	—	(76,694)	—
Proceeds from net investment hedges	2,743	1,558	8,377
Net cash used by investing activities	(136,239)	(207,062)	(125,254)
Cash Flows from Financing Activities:
Borrowings (payments) on revolving credit facility, net	148,000	—	(329,000)
Payments of senior notes	(178,385)	(75,000)	(75,000)
Borrowings on term loan	250,000	—	—
Payments of term loan	(250,000)	—	—
Debt issuance costs	(3,738)	—	—
Repurchases of common stock	(1,216,964)	(837,034)	(71,920)
Proceeds from exercises of stock options and employee stock purchase plans	93,362	44,492	47,034
Payments of acquisition-related contingent consideration and holdbacks	—	—	(3,135)
Shares withheld for statutory tax withholding payments on restricted stock	(7,239)	(10,531)	(9,975)
Net cash used by financing activities	(1,164,964)	(878,073)	(441,996)
Net effect of changes in exchange rates on cash	11,202	(9,532)	2,126
Net increase (decrease) in cash and cash equivalents	(108,196)	(165,666)	341,386
Cash and cash equivalents at beginning of period	288,266	453,932	112,546
Cash and cash equivalents at end of period	$180,070	$288,266	$453,932

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

These statements include the accounts of IDEXX Laboratories, Inc., and our wholly-owned subsidiaries (“IDEXX,” the “Company,” “we,” or “our”). We do not have any variable interest entities for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Impairment charges incurred in the years ended December 31, 2024 and 2023, were recast to other adjustments to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows to conform to the current‑period presentation. The recast had no impact on net cash provided by operating activities for any period presented.

We develop, manufacture, and distribute products and provide services primarily for the companion animal veterinary, livestock, poultry and dairy, and water testing industries. Our principal line of business, which we refer to as our Companion Animal Group (“CAG”) operating segment, provides diagnostic and information management products and services for the companion animal veterinary industry, including point-of-care diagnostic solutions, outside reference laboratory services, and veterinary software and services. Our principal regions for these products and services are North America, Europe, Australia, and Japan, and we also sell to customers and distributors in many other countries. Our Water operating segment provides innovative testing solutions and related instrumentation for easy, rapid, and accurate detection and quantification of various microbiological parameters in water principally in the U.S. and Europe, and Brazil, and we also sell to customers in many other countries. Our Livestock, Poultry and Dairy (“LPD”) operating segment provides diagnostic tests, services, and related instrumentation and performs services that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to measure the quality and safety of milk. Our principal regions for these products and services are Europe, the United States, Brazil, China, and Japan, and we also sell to customers in many other countries. We also manufacture and sell human medical diagnostic products and services. Refer to “Note 3. Revenue” for additional information regarding disaggregated revenue by segment, major product and service categories, and geographical areas. Refer to “Note 17. Segment Reporting” for additional information regarding our reportable operating segments.

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Estimates

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to allowances for credit losses for potentially uncollectable accounts receivable, customer contract assets and lease receivables; goodwill and other intangible assets; income taxes; inventory valuation; revenue recognition, including product returns and customer contracts with multiple performance obligations; share-based compensation; warranty reserves; self-insurance reserves; fair value measurements; and loss contingencies. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates.

(b)    Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Cash and cash equivalents consist primarily of demand deposits and money market funds, which management believes are subject to minimal credit and market risk.

There is no restricted cash on our consolidated balance sheets for the years ended December 31, 2025, and 2024.

(c)    Inventories – Refer to Note 7

(d)    Property and Equipment – Refer to Note 9

(e)    Goodwill and Other Intangible Assets – Refer to Note 11

(f)    Warranty Reserves

We provide a standard twelve-month warranty on all diagnostic instruments sold. We recognize the cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. Cost of product revenue reflects estimated warranty expense for instruments sold in the current period and changes in estimated warranty expense for the portion of the aggregate installed base that is under warranty. Estimated warranty expense is based on a variety of inputs, including historical instrument performance in the customers’ environments, historical and estimated costs incurred in servicing instruments, and projected instrument reliability. Should actual service rates or costs differ from our estimates, revisions to the estimated warranty liability would be required. The liability for warranties, included in accrued liabilities in the accompanying consolidated balance sheets, was approximately $2.2 million and $1.8 million for the years ended December 31, 2025, and 2024, respectively.

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

(i)    Revenue – Refer to Note 3

(j)    Research and Development Costs

Research and development costs, which consist of employee compensation and benefits, certain licensing costs, materials, external consulting, and product development costs, are expensed as incurred. Software developed to deliver hosted services to our customers has been designated as internal-use, and we capitalize certain costs incurred in connection with developing or obtaining internal-use software. Software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, were not material during the years ended December 31, 2025, 2024, and 2023. Refer to “Note 9. Property and Equipment, Net” for further information on capitalized internal-use software.

(k)    Advertising Costs

Advertising costs, which are recognized as sales and marketing expense in the period in which they are incurred, were $4.0 million, $3.4 million, and $4.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

(l)    Legal Costs

Legal costs are considered period costs and, accordingly, are expensed in the year services are incurred.

(m)    Share-Based Compensation – Refer to Note 5

(n)    Lease Commitments – Refer to Note 8

(o)    Earnings per Share – Refer to Note 15

(p)    Foreign Currency

The functional currency of most of our foreign subsidiaries is their local currency. A small number of our foreign subsidiaries that conduct business primarily in U.S. dollars have the U.S. dollar as their functional currency. Assets and liabilities of our other foreign subsidiaries, whose functional currency is their local currency, are translated to the U.S. dollar using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated to the U.S. dollar using the exchange rate at the date at which those elements are recognized, and where it is impractical to do so, an average exchange rate in effect during the period is used to translate those elements. Cumulative translation gains and losses are shown in the accompanying consolidated balance sheets as a separate component of accumulated other comprehensive income (“AOCI”).

Revenues and expenses denominated in a currency other than the respective subsidiary’s functional currency are recorded at the current exchange rate when the transaction is recognized. Monetary assets and liabilities denominated in a currency other than the respective subsidiary’s functional currency are remeasured at each balance sheet date using the exchange rate in effect at each balance sheet date. These foreign currency gains and losses are included in general and administrative expense. We recognized aggregate foreign currency losses of $4.2 million, $4.5 million, and $1.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

(q)    Hedging Instruments – Refer to Note 19

(r)    Fair Value Measurements – Refer to Note 18

(s)    Comprehensive Income

We report all changes in equity, including net income and transactions or other events and circumstances from non-owner sources during the period in which they are recognized. We have chosen to present comprehensive income, which encompasses net income, foreign currency translation adjustments, gains and losses on our net investment hedges, defined benefit plan adjustments, and the difference between the cost and the fair market value of investments in debt and equity securities, foreign currency exchange contracts, and interest rate swap contracts in the consolidated statements of comprehensive income. Refer to “Note 21. Accumulated Other Comprehensive Income” for information about the effects on net income of significant amounts reclassified out of each component of AOCI for the years ended December 31, 2025, 2024, and 2023.

(t)     Accounting for Investments

Investments where we have the ability to exercise significant influence, but do not control the entity, are accounted for under the equity method of accounting. Significant influence generally exists if we have a 20% to 50% ownership interest in the investee, or in the case of a limited partnership or similar entity, at least 3% to 5%. Equity investments in entities for which we do not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are accounted for at cost and adjusted for observable price changes and impairments when necessary.

We evaluate our investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

Our equity investments of $31.8 million and $31.0 million for the years ended December 31, 2025, and 2024, respectively, are recorded at cost in other long-term assets. Refer to “Note 4. Acquisitions, Asset Purchases and Investments” for additional information regarding our acquisition of certain equity investments.

(u)    Concentrations of Risk

Financial Instruments. Financial instruments that potentially subject us to concentrations of credit risk are principally cash, cash equivalents, accounts receivable, contract assets, lease receivables, and derivatives. To mitigate such risk with respect to cash and cash equivalents, we place our cash with highly rated financial institutions, generally in accounts that are insured by the U.S. government and money market funds invested in government securities. To reduce credit risk with respect to accounts receivable, contract assets, and lease receivables, we routinely assess the financial strength of our significant customers and monitor the amounts owed to us. Concentrations of credit risk are limited due to the large number of customers that purchase our products and services, and we have no significant customers that accounted for greater than 10% of our consolidated revenues during the year ended December 31, 2025. As a result, we believe that accounts receivable, contract assets, and lease receivables credit risk exposure is limited. We maintain allowances for expected credit losses, but historically have not experienced material losses related to an individual customer or group of customers in any particular industry or geographic area.

To mitigate concentration of credit risk with respect to derivatives, we enter into transactions with highly rated financial institutions, enter into master netting arrangements with counterparties to our derivative transactions, and monitor the creditworthiness of our counterparties. Our master netting arrangements reduce our exposure in that they permit outstanding receivables and payables with the counterparties to our derivative transactions to be offset in the event of default. We have not incurred such losses and consider the risk of counterparty default to be minimal.

Sole and Single-Source Suppliers. Many of the third parties that provide us with certain instruments we sell, as well as certain components, raw materials, and consumables used in or with our products and services, are sole or single-source suppliers. Some of the products that we purchase from these suppliers are proprietary or complex in nature, and, therefore, cannot be readily or easily replaced by alternative sources. We have a process to qualify alternative third-party suppliers for select components and materials, which in certain cases require approvals from various regulatory agencies before we are able to use and sell products using these alternative sources. If we are unable to obtain adequate quantities of inventory, we could face cost increases or delays or discontinuations in product shipments, which could have a material adverse effect on our results of operations. Under certain long-term supply arrangements, we paid the supplier for costs related to molds, dies, and other tools used for the production of products we purchase. These payments are capitalized in other assets, as we do not have title or control of the underlying production assets, and are amortized to cost of sales.

(v)    New Accounting Pronouncements Adopted

We adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes amendments that enhance income tax disclosures, primarily through standardization and disaggregation of income tax rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024, and we elected to adopt the disclosure requirement on a prospective basis.

(w)    New Accounting Pronouncements Not Yet Adopted

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” which amends the existing standard related to accounting for internal-use software development costs. The amendments modernize the recognition and capitalization framework to better align with current software development practices by removing references to project stages and clarify the criteria for capitalization, which begins when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the timing of adoption and the impact of this amendment on the consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This amendment provides an optional practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses on current accounts receivable and contract assets arising from transactions accounted for under Topic ASC 606 – Revenue from Contracts with Customers. The amendment is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We anticipate the adoption of this ASU will not have a material impact on our consolidated financial statements and related disclosures.

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

From time to time, we have other types of contract modifications. Contract modifications that do not create new performance obligations, but the goods and/or services to be delivered after the contract modification date are distinct from the goods and/or services transferred before the modification, are also accounted for as a termination of the existing contract and the creation of a new contract. Contract modifications that create new performance obligations to deliver additional goods and/or services that are distinct from the goods and/or services transferred before the modification, and the related increase in consideration approximates the standalone selling price for the additional goods and/or services, are accounted for as separate contracts.

Revenues by Product and Service Categories and by Principal Geographic Areas

We present disaggregated revenue for our CAG segment based on major product and service categories. Our Water and LPD segments are comprised of a single major product category.

The following table presents revenue by major product and service categories:

(in thousands)	For the Years Ended December 31,
	2025	2024	2023
CAG segment revenue:
CAG Diagnostics recurring revenue:	$3,407,199	$3,129,492	$2,935,425
IDEXX VetLab consumables	1,496,752	1,303,250	1,188,261
Rapid assay products	348,950	359,754	344,494
Reference laboratory diagnostic and consulting services	1,424,073	1,336,121	1,278,617
CAG Diagnostics services and accessories	137,424	130,367	124,053

CAG Diagnostics capital - instruments	200,206	131,928	137,603

Veterinary software, services, and diagnostic imaging systems:	345,880	312,624	279,328
Recurring revenue	276,338	250,359	214,597
Systems and hardware	69,542	62,265	64,731
CAG segment revenue	3,953,285	3,574,044	3,352,356
Water segment revenue	201,149	185,112	168,149
LPD segment revenue	131,787	122,060	121,659
Other revenue	17,481	16,288	18,789
Total revenue	$4,303,702	$3,897,504	$3,660,953

The following table presents revenue by principal geographic areas, based on customers’ domiciles:

(in thousands)	For the Years Ended December 31,
	2025	2024	2023
Americas
United States	$2,752,785	$2,533,174	$2,391,427
Canada	167,325	152,885	150,110
Latin America & Caribbean	90,411	83,690	83,923
Total Americas	3,010,521	2,769,749	2,625,460

Europe, the Middle East, and Africa
Germany	206,759	173,682	149,789
United Kingdom	154,435	134,630	121,745
France	126,003	110,795	96,797
Spain	70,971	61,857	52,332
Italy	66,857	58,224	53,787
Switzerland	41,696	37,183	34,830
Netherlands	40,500	34,047	30,508
Other	230,031	196,313	176,396
Total Europe, the Middle East, and Africa	937,252	806,731	716,184

Asia Pacific
Australia	112,247	101,959	95,465
Japan	83,362	73,139	75,569
China	35,956	35,822	44,168
Other	124,364	110,104	104,107
Total Asia Pacific	355,929	321,024	319,309

Total revenue	$4,303,702	$3,897,504	$3,660,953

Major Categories of Revenue for our Products and Services

Diagnostic Products and Accessories. Diagnostic products and accessories revenues, including IDEXX VetLab consumables and accessories, rapid assay, LPD, and Water testing products, are predominantly recognized and invoiced at the time of shipment, which is when the customer obtains control of the product based on legal title transfer and we have the right to payment. We also provide customers with certain consumables for which revenue is recognized upon utilization by the customer, which is when we have the right to payment and the risks and rewards of ownership transfer. Shipping costs reimbursed by the customer are included in revenue and cost of sales. As a practical expedient, we do not account for shipping activities as a separate performance obligation.

Reference Laboratory Diagnostic and Consulting Services. Laboratory diagnostic and consulting services revenues are recognized upon the completion of the laboratory diagnostic services.

Instruments, Software and Systems. CAG Diagnostics capital instruments, diagnostic imaging systems, veterinary software licenses, and computer hardware revenues are recognized and invoiced when the customer obtains control of the products based on legal title transfer and we have the right to payment, which generally occurs at the time of installation and customer acceptance. Our instruments, software, and systems are often included in one of our significant customer programs, as described below.

SaaS Subscriptions. We offer a variety of veterinary software and diagnostic imaging software-as-a-service (“SaaS”) subscriptions. We recognize revenue for our SaaS subscriptions over time on a ratable basis over the contract term, beginning on the date our service is made available to the customer. Our subscription contracts vary in term, generally from monthly to three years. Customers typically pay for our subscription contracts in monthly amounts over the term of the arrangement. Deferred revenue related to our SaaS subscriptions is not material.

Extended Warranties and Post-Contract Support. CAG Diagnostics capital instruments and diagnostic imaging systems extended warranties typically provide customers with continued coverage for a period of one to six years beyond the initial standard warranty. Customers either pay in full for the extended warranty at the time of instrument or system purchase, or are billed on a quarterly basis over the term of the contract. We recognize revenue associated with extended warranties over time on a ratable basis using a time-elapsed measure of performance over the contract term, which approximates the expected timing in which applicable services are performed.

Veterinary software post-contract support provides customers with access to technical support when and as needed through access to call centers and online customer assistance. Post-contract support contracts typically have a term of twelve months and customers are typically billed for post-contract support in equal quarterly amounts over the term. We recognize revenue for post-contract support services over time on a ratable basis using a time-elapsed measure of performance over the contract term, which approximates the expected timing in which applicable services are performed.

Contracts with Multiple Performance Obligations

We enter into arrangements with multiple performance obligations where customers purchase a combination of IDEXX products and services. We apply judgment to determine whether products and services are considered distinct performance obligations that should be accounted for separately. We determine the transaction price for a contract based on the total consideration we expect to receive in exchange for the transferred goods or services. To the extent the transaction price includes variable consideration, such as volume rebates or expected price adjustments, we apply judgment in constraining the estimated variable consideration due to factors that may cause reversal of revenue recognized. We evaluate constraints based on our historical and projected experience with similar customer arrangements.

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

On December 31, 2024, our contract assets were $246.3 million, of which approximately $62.9 million were reclassified to accounts receivable when customers were billed for related products and services during the year ended December 31, 2025. Furthermore, as a result of new placements under commitment arrangements, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our contract assets were $312.7 million as of December 31, 2025. We monitor customer purchases over the term of their arrangement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the years ended December 31, 2025, 2024, and 2023, were not material.

Up-Front Consideration Paid to Customers. We provide customers with incentives in the form of IDEXX Points upon entering into multi-year arrangements to purchase minimum annual amounts of future products and services. If a customer breaches their agreement, they are required to refund all or a portion of the up-front consideration, or make other repayments, remedial actions, or both. Up-front incentives to customers in the form of IDEXX Points or, to a lesser degree, cash payments, are not made in exchange for distinct goods or services and are capitalized as consideration paid to customers within other current and long-term assets, which are subsequently recognized as a reduction to revenue over the term of the customer arrangement. If these up-front incentives are subsequently utilized to purchase instruments, we allocate total consideration, including future committed purchases less up-front incentives and estimates of expected price adjustments, based on relative standalone selling prices, to identified performance obligations, and recognize instrument revenue and cost at the time of installation and customer acceptance. To the extent invoiced instrument revenue exceeds recognized instrument revenue, we record deferred revenue as a contract liability, which is subsequently recognized upon the purchase of products and services over the term of the contract. We have determined these arrangements do not include a significant financing component.

On December 31, 2024, our capitalized consideration paid to customers was $196.6 million, of which approximately $62.0 million was recognized as a reduction of revenue during the year ended December 31, 2025. Furthermore, as a result of new payments to customers, net of subsequent recognition, our capitalized consideration paid to customers was $250.1 million as of December 31, 2025. We monitor customer purchases over the term of their arrangement to assess the realizability of our capitalized consideration paid to customers and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the years ended December 31, 2025, 2024, and 2023 were not material.

Rebate Arrangements. Our rebate arrangements provide customers the opportunity to earn future rebates based on the volume of products and services they purchase over the term of the arrangement. Rebate incentives are typically offered in multi-year arrangements that include customer commitments to purchase minimum annual amounts of products and services, or, to a lesser extent, are sometimes offered without future purchase commitments. We account for the customer’s right to earn rebates on optional future purchases that are determined to be a material right as a separate performance obligation and estimate the standalone selling price, which represents the expected value to the customer, based on historical rebate experience, the contractual rebate structure and terms, and other relevant information. Total consideration allocated to identified performance obligations is limited to goods and services that the customer is presently obligated to purchase and does not include estimates of future purchases that are optional. We allocate total consideration to identified performance obligations, including the customer’s right to earn rebates on future purchases, which is deferred and subsequently recognized upon the customer’s purchase of eligible products and services.

On December 31, 2024, our deferred revenue related to rebate and up-front consideration arrangements was $30.0 million, of which approximately $10.3 million was recognized when customers purchased eligible products and services during the year ended December 31, 2025. Furthermore, as a result of new customer purchases under rebate and up-front consideration arrangements, net of subsequent recognition, our deferred revenue was $35.3 million as of December 31, 2025, of which approximately 29%, 25%, 19%, 14%, and 13% are expected to be recognized during 2026, 2027, 2028, 2029, and thereafter, respectively.

For our customer commitment arrangements, we estimate future revenues related to multi-year arrangements to be approximately $5.0 billion, of which approximately 28%, 25%, 22%, 14%, and 11% are expected to be recognized during 2026, 2027, 2028, 2029, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to future purchases, net of the expected revenue reductions from consideration paid to customers and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

Instrument Rental Arrangements. Revenues from instrument rental and reagent rental arrangements are recognized either as operating leases on a ratable basis over the term of the arrangement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental arrangements in equal monthly amounts over the term of the rental arrangement. For some arrangements, customers are provided with the right to purchase the instrument at the end of the lease term. Our reagent rental arrangements provide customers the right to use our instruments upon entering into multi-year arrangements to purchase minimum annual amounts of consumables. These types of arrangements include an embedded lease for the right to use our instrument, and we determine the amount of lease revenue allocated to the instrument based on relative standalone selling prices. Lease revenues are presented in product revenue on our consolidated income statement. Lease revenues were approximately $15.8 million, $13.9 million, and $20.7 million for the years ended December 31, 2025, 2024, and 2023, respectively, including both operating leases and sales-type leases.

Sales-type Reagent Rental Arrangements. Our reagent rental arrangements that effectively transfer control of instruments to our customers are classified as sales-type leases, and we recognize instrument revenue and cost in advance of billing the customer, at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is reclassified to accounts receivable when customers are billed for products and services over the term of the arrangement. On December 31, 2024, our lease receivable assets were $19.0 million, of which approximately $5.3 million was reclassified to accounts receivable when customers were billed for related products and services during the year ended December 31, 2025. Furthermore, as a result of new placements under sales-type reagent rental arrangements, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $18.0 million as of December 31, 2025. The impacts of discounting and unearned income as of December 31, 2025, were not material. Profit and loss recognized at the commencement date and interest income during the year ended December 31, 2025, were not material. We monitor customer purchases over the term of their arrangement to assess the realizability of our lease receivable assets. Impairments during the year ended December 31, 2025, were not material.

Operating-type Reagent Rental Arrangements. Our reagent rental arrangements that do not effectively transfer control of instruments to our customers are classified as operating leases, and we recognize instrument revenue and costs ratably over the term of the arrangement. The cost of the instrument is capitalized within property and equipment. During the year ended December 31, 2025, we transferred instruments of $9.9 million compared to $14.2 million during the year ended December 31, 2024, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental arrangements of approximately $94.7 million, of which approximately 24%, 21%, 18%, 15%, and 22% are expected to be recognized during 2026, 2027, 2028, 2029, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of expected price adjustments, and as a result, may be lower than stated contractual commitments by our customers.

Other Customer Incentive Arrangements. Certain arrangements with customers include discounts or rebates on the sale of products and services applied retrospectively, such as volume rebates achieved by purchasing a specified purchase threshold of goods and services over a specified period. We account for these discounts as variable consideration and estimate the likelihood of a customer meeting the threshold in order to determine the transaction price using the most predictive approach. We typically use the most-likely-amount method for incentives that are offered to individual customers, and the expected-value method for arrangements that are offered to a broad group of customers. Revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the years ended December 31, 2025, and 2024, were not material. Refund obligations related to customer incentive arrangements are recorded in accrued liabilities for the actual issuance of incentives, incentives earned but not yet issued, and estimates of incentives to be earned in the future.

Combined Arrangements. At times, we combine aspects of customer commitment arrangements, instrument rental arrangements, and other incentives within a single customer arrangement. We separate each significant element and include the contract assets, consideration paid to customers, deferred revenues, and estimated future revenues within the most relevant disclosures above. Each customer contract is presented as a net contract asset or net contract liability on our consolidated balance sheets.

Deferred Extended Warranties and Post-Contract Support Revenue

On December 31, 2024, our deferred revenue related to extended warranties and post-contract support was $25.2 million, of which approximately $19.7 million was recognized during the year ended December 31, 2025. Furthermore, as a result of new arrangements, our deferred revenue related to extended warranties and post-contract support was $27.1 million at December 31, 2025. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less, and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $9.5 million at December 31, 2025, of which approximately 40%, 31%, 16%, 8%, and 5% are expected to be recognized during 2026, 2027, 2028, 2029, and thereafter, respectively. We have determined these arrangements do not include a significant financing component.

IDEXX Points

IDEXX Points may be applied to trade receivables due to us or applied against the purchase price of IDEXX products and services. We consider IDEXX Points equivalent to cash. IDEXX Points that have not yet been used by customers are included in accrued liabilities until utilized or expired. Breakage is not material because customers can apply IDEXX Points to trade receivables at any time.

Costs to Obtain a Contract

We capitalize sales commissions and the related fringe benefits earned by our sales force when considered incremental and recoverable costs of obtaining a contract that includes future performance obligations. Our contracts include performance obligations related to various goods and services, some of which are satisfied at a point in time and others over time. Commission costs related to performance obligations satisfied at a point in time are expensed at the time of sale, which is when revenue is recognized. Commission costs related to long-term service contracts and performance obligations satisfied over time, including extended warranties and SaaS subscriptions, are deferred and recognized on a ratable basis that is consistent with the transfer of the goods or services to which the asset relates. We apply judgment in estimating the amortization period, which ranges from 2 to 7 years, by taking into consideration our customer contract terms, history of renewals, and expected length of customer relationships, as well as the useful life of the underlying technology and products. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of income. Deferred commission costs are periodically reviewed for impairment.

On December 31, 2024, our deferred commission costs, included within other current and long-term assets, were $22.0 million, of which approximately $6.9 million of commission expense was recognized during the year ended December 31, 2025. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $21.4 million as of December 31, 2025. Impairments of deferred commission costs during the years ended December 31, 2025, 2024, and 2023 were not material.

NOTE 4.      ACQUISITIONS, ASSET PURCHASES AND INVESTMENTS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range, customer base, or existing product and service lines. From time to time, we acquire small reference laboratories or radiology practices that we account for as either asset purchases or business combinations, and we acquire noncontrolling minority interests in business entities, which we recognize as equity investments. We also acquire commercial rights to certain technology through licensing agreements.

Asset Purchases and Investments

During September 2025, we acquired a customer relationship intangible asset of a privately-owned reference laboratory in the U.S. for approximately $15.6 million, including an estimated contingent payment of $2.3 million at the time of acquisition. The customer relationship intangible has an estimated life of 10 years. The revenue associated with the acquired customer relationships has been included in our CAG segment since the acquisition date.

During 2024, we acquired a perpetual intellectual property license for $10.0 million. The license has an estimated useful life of 10 years, and is included in our CAG segment.

Business Combinations

During the first quarter of 2024, we acquired the assets of a privately-owned software and data platform business based in the U.S. that extended our practice management system cloud-native workflow and delivers strategic data solutions to our customers and their clients, for approximately $81.1 million, including a contingent payment valued at $4.4 million at the time of purchase. The fair values and the lives of the assets and liabilities acquired were as follows: completed technology of $17.1 million, with a life of 6 years; customer relationship intangibles of $12.5 million, with a life of 10 years; a non-compete agreement of $4.7 million, with a life of 5 years; and a trademark of $0.7 million, with a life of 10 years. We also recognized goodwill of $45.8 million, which represents synergies with our software business, and $0.3 million of net tangible assets, including accounts receivable. Goodwill related to this acquisition is expected to be deductible for tax purposes. Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations have been included in our CAG segment since the acquisition date, and was not material to the financial statements. The acquisition expenses were not significant.

NOTE 5.      SHARE-BASED COMPENSATION

We provide for various forms of share-based compensation awards to our employees and non-employee directors. Our share-based compensation plans allow for the issuance of a mix of stock options, restricted stock, stock appreciation rights, employee stock purchase rights, and other stock unit awards. With the exception of stock options, the fair value of our awards is equal to the closing stock price of IDEXX common stock on the date of grant. We calculate the fair value of our stock option awards using the Black-Scholes-Merton option-pricing model. For stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PBRSUs”), and deferred stock units (“DSUs”), share-based compensation expense is estimated based on awards ultimately expected to vest, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award.

Stock options permit a holder to buy IDEXX stock upon vesting at the stock option exercise price set on the day of grant. An RSU is an agreement to issue shares of IDEXX stock at the time of vesting. A PBRSU is an agreement to issue shares of IDEXX stock at the time of vesting upon achievement of certain performance goals. DSUs are granted under our Executive Deferred Compensation Plan, which was suspended in February 2013 (the “Suspended Executive Plan”), our non-employee Director Deferred Compensation Plan (the “Director Plan”), and our Deferred Compensation Plan adopted in December 2024 (the “Executive Plan”). DSUs may or may not have vesting conditions depending on the plan under which they are issued. We did not issue any restricted stock or stock appreciation rights during the years ended December 31, 2025, 2024, and 2023, nor were any restricted stock or stock appreciation rights outstanding as of those years then ended.

We primarily issue shares of common stock to satisfy stock option exercises and employee stock purchase rights, and to settle RSUs, PBRSUs, and DSUs. We issue shares of treasury stock to settle certain RSUs and upon the exercise of certain stock options, which were not material for the years ended December 31, 2025, 2024, and 2023. The number of shares of common stock and treasury stock issued are equivalent to the number of awards exercised or settled.

With the exception of employee stock purchase rights, equity awards are issued to employees and non-employee directors under the 2018 Stock Incentive Plan (the “2018 Stock Plan”). Our Board of Directors has authorized the issuance of 7.5 million shares of our common stock under the 2018 Stock Plan. Any shares that are subject to awards of stock options or stock appreciation rights will be counted against the share limit as one share for every share granted. Any shares that are issued other than stock options and stock appreciation rights will be counted against the share limit as 2.4 shares for every share granted. If any shares issued under our prior plans are forfeited, settled for cash, or expire, these shares, to the extent of such forfeiture, cash settlement, or expiration, will again be available for issuance under the 2018 Stock Plan. As of December 31, 2025, there were approximately 5.6 million remaining shares available for issuance under the 2018 Stock Plan.

Share-Based Compensation

Share-based compensation costs are classified in the consolidated financial statements consistent with the classification of cash compensation paid to the employees receiving such share-based compensation. The following is a summary of share-based compensation costs and related tax benefits recorded in our consolidated statements of income:

(in thousands)	For the Years Ended December 31,
	2025	2024	2023

Share-based compensation expense included in cost of revenue	$6,555	$6,014	$5,643
Share-based compensation expense included in operating expenses	53,458	54,281	54,096
Total share-based compensation expense included in consolidated statements of income	60,013	60,295	59,739
Deferred tax benefit resulting from share-based compensation expense	(6,963)	(6,650)	(5,487)
Net share-based compensation expense included in consolidated statements of income, excluding tax benefit from settlement of share-based awards	53,050	53,645	54,252
Income tax benefit resulting from settlement of share-based awards	(28,295)	(19,625)	(13,703)
Net expense related to share-based compensation arrangements included in consolidated statements of income	$24,755	$34,020	$40,549

There were no material modifications to the terms of outstanding options, RSUs, PBRSUs, or DSUs during the years ended December 31, 2025, 2024, or 2023.

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

The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards as of December 31, 2025, was $67.3 million, which will be recognized over a weighted-average period of approximately 1.3 years.

Stock Options

The majority of outstanding employee grants vest ratably over four years. Vesting of option awards issued is conditional upon continuous service, unless the employee retires under the retirement provision, for which retirees’ grants will vest two additional years following the retirement date. Options granted have a contractual term of ten years. Upon any change in control of the company, 25% of the unvested stock options then outstanding will vest and become exercisable. However, if the acquiring entity does not assume outstanding options, then all options will vest immediately prior to the change in control. Options granted to non-employee directors vest fully on the earlier of the first anniversary of the date of grant or the date of the following annual meeting of stockholders.

We use the Black-Scholes-Merton option-pricing model to determine the fair value of options granted. Option-pricing models require the input of assumptions, particularly for the expected stock price volatility and the expected term of options. Changes in the input assumptions can affect the fair value estimate. Our expected stock price volatility assumptions are based on the historical volatility of our stock over periods that are similar to the expected terms of grants and other relevant factors. We derive the expected term based on historical experience and other relevant factors concerning expected employee behavior with regard to option exercise. The risk-free interest rate is based on U.S. Treasury yields for a maturity approximating the expected term calculated at the date of grant. We have never paid cash dividends on our common stock, and we have no intention to pay a dividend at this time; therefore, we assume that no dividends will be paid over the expected terms of option awards.

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

	For the Years Ended December 31,
	2025	2024	2023

Expected stock price volatility	33%	32%	32%
Expected term, in years	7.3	7.0	6.7
Risk-free interest rate	4.5%	4.3%	3.7%
Weighted average fair value of options granted	$207.00	$239.49	$201.48

A summary of the status of options granted under our share-based compensation plans as of December 31, 2025, and changes during the year then ended, are presented in the table below:

	Number of Options (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding as of December 31, 2024	1,461	$291.25
Granted	124	$461.89
Exercised	(451)	$173.46
Forfeited	(12)	$501.17
Expired	(6)	$555.05
Outstanding as of December 31, 2025	1,116	$354.19	4.6	$359,837

Fully vested as of December 31, 2025	831	$303.70	3.6	$309,961

Fully vested and expected to vest as of December 31, 2025 (1)	1,104	$352.71	4.6	$357,656

(1) Includes options that are vested as of December 31, 2025, and outstanding options that are expected to vest in the future, net of estimated forfeitures.

The total fair value of options vested were $23.2 million, $25.1 million, and $22.5 million during the years ended December 31, 2025, 2024, and 2023, respectively.

The intrinsic value of stock options exercised represents the amount by which the market price of the common stock exceeded the exercise price before applicable income taxes. The total intrinsic values of stock options exercised were $185.9 million, $85.7 million, and $75.5 million during the years ended December 31, 2025, 2024, and 2023, respectively.

Restricted Stock Units

The majority of outstanding employee grants vest ratably over four years. A minority of certain employee grants cliff vest three years from the date of grant. Vesting as it relates to RSUs issued is conditional upon continuous service, unless the employee retires under the retirement provision, for which they will vest for two additional years following the retirement date. Upon any change in control of the company, 25% of the unvested RSUs then outstanding will vest, provided, however, that if the acquiring entity does not assume the RSUs then all such units will vest immediately prior to the change in control. RSUs granted to non-employee directors vest fully on the earlier of the first anniversary of the date of grant or the date of the following annual meeting of stockholders.

A summary of the status of RSUs granted under our share-based compensation plans as of December 31, 2025, and changes during the year then ended, are presented in the table below:

	Number of Units (000)	Weighted Average Grant-Date Fair Value

Nonvested as of December 31, 2024	130	$519.38
Granted	63	$468.19
Vested	(50)	$511.29
Forfeited	(9)	$504.80
Nonvested as of December 31, 2025	134	$499.32

Expected to vest as of December 31, 2025 (1)	129	$498.67

(1) Outstanding units that are expected to vest in the future, net of estimated forfeitures.

The total fair values of RSUs vested were $22.8 million, $32.9 million, and $31.1 million during the years ended December 31, 2025, 2024, and 2023, respectively. The aggregate intrinsic value of nonvested RSUs was $87.5 million, which is equal to the fair value of IDEXX’s common stock as of December 31, 2025, multiplied by the number of nonvested units expected to vest. The weighted average grant date fair values per share of RSUs for the years ended December 31, 2024 and 2023, were $550.64 and $497.14, respectively.

Performance-Based Restricted Stock Units

Beginning in 2024, certain executives are granted PBRSUs that cliff vest three years from the date of grant based on achievement of certain financial performance metrics over a three-year performance period. Vesting as it relates to PBRSUs is conditional upon continuous service, unless the employee retires under the retirement provision. Upon any change in control of the company, 25% of the unvested PBRSUs then outstanding will vest, provided, however, that if the acquiring entity does not assume the PBRSUs, then all such units will vest immediately prior to the change in control. Based on the extent to which the performance targets are achieved, vested shares may range from 0% to 200% of the target award. At the time of grant, we assume the PBRSUs will meet performance goals to vest at 100% of target. Compensation costs for PBRSUs is adjusted for subsequent changes in the estimated outcome of the performance conditions until the vesting dates.

A summary of the status of PBRSUs granted under our share-based compensation plans as of December 31, 2025, and changes during the year then ended, are presented in the table below:

	Number of Units (000)	Weighted Average Grant-Date Fair Value

Nonvested as of December 31, 2024	16	$560.56
Granted	25	$459.76
Vested	—	—
Forfeited	(1)	$505.17
Nonvested as of December 31, 2025	40	$499.47

Expected to vest as of December 31, 2025	40	$499.71

The aggregate intrinsic value of nonvested PBRSUs as of December 31, 2025, was $27.2 million, which is equal to the fair value of IDEXX’s common stock multiplied by the number of nonvested units expected to vest, as of December 31, 2025. No PBRSUs vested during 2024 and 2025. The weighted average grant date fair value per share of PBRSUs for the year ended December 31, 2024, was $550.56.

Deferred Stock Units

Under our Director Plan, non-employee directors may defer a portion of their director cash compensation in the form of vested DSUs. Prior to 2014, certain members of our management could elect to defer a portion of their cash compensation in the form of vested DSUs under our Suspended Executive Plan. Under our Executive Plan, certain members of our management may elect to defer a portion of their RSUs or PBRSUs in the form of DSUs subject to the vesting conditions set forth in the applicable equity award agreement. Each DSU represents the right to receive one unissued share of our common stock. These recipients receive a number of DSUs equal to the amount of deferred compensation divided by the closing sale price of the common stock on the date of deferral or the number of RSUs or PBRSUs deferred, as applicable.

Also under the Director Plan, non-employee directors are awarded annual grants of either RSUs or DSUs that vest fully on the earlier of the first anniversary of grant or the date of the following annual meeting of stockholders. Vesting for these annual RSU and DSU grants is conditional upon continuous service.

Vested DSUs are distributed as shares of common stock on the distribution date elected by the participant and pursuant to the terms of the Director Plan, Suspended Executive Plan or Executive Plan, as applicable.

There were approximately 59,000 and 60,000 vested DSUs outstanding under our share-based compensation plans as of December 31, 2025, and 2024, respectively. During 2025, approximately 900 DSUs were distributed as shares of common stock. Unvested DSUs as of December 31, 2025, and 2024, were not material.

Employee Stock Purchase Rights

Employee stock purchase rights are issued under the 1997 Employee Stock Purchase Plan, under which we reserved and may issue up to an aggregate of 4.7 million shares of common stock in periodic offerings. Under this plan, stock is sold to employees at a 15% discount off the closing price of the stock on the last day of each quarter. The dollar value of this discount is equal to the fair value of purchase rights recognized as share-based compensation. We issued approximately 33,800, 37,700, and 36,300 shares of common stock in connection with the Employee Stock Purchase Plan during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, there were approximately 0.9 million remaining shares available for issuance under the 1997 Employee Stock Purchase Plan.

NOTE 6. CREDIT LOSSES

We are exposed to credit losses primarily through our sales of products and services to our customers. We maintain allowances for credit losses for potentially uncollectible receivables. Additional allowances may be required if the financial condition of our customers was to deteriorate or a strengthening U.S. dollar impacts the ability of foreign customers to make payments to us for their U.S. dollar-denominated purchases. We monitor our ongoing credit exposure through active review of counterparty balances against contract terms and due dates, timely account reconciliations, dispute resolution, and payment confirmations. We may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.

Accounts Receivable

We estimate the allowance for credit losses based on a detailed analysis of specific customer situations and a percentage of our accounts receivable by aging category. Additionally, our estimates are developed based on historical credit loss experience, estimates of recoveries, current economic conditions, and future expectations.

The allowance for credit losses associated with accounts receivable was $11.3 million and $12.6 million as of December 31, 2025, and 2024, respectively. The amount of accounts receivable reflected on the balance sheets is net of this allowance. As of December 31, 2025, approximately 87% of our accounts receivable had not yet reached the invoice due date and approximately 13% were considered past due. As of December 31, 2024, approximately 85% of our accounts receivable had not yet reached the invoice due date and approximately 15% were considered past due. Write-offs and recoveries related to credit losses during the years ended December 31, 2025, 2024, and 2023 were not material.

Contract Assets and Lease Receivables

The allowance for credit losses associated with contract assets and lease receivables was $8.6 million and $6.8 million as of December 31, 2025, and 2024, respectively. The assets reflected on the balance sheet are net of these allowances. Historically, we have experienced low credit loss rates on our customer commitment programs and lease receivables. We estimate the allowance for credit losses based on historical credit loss experience with customer commitment arrangements, changing trends and market conditions, and other relevant factors.

NOTE 7.      INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and factors in assumptions of future demand, market conditions, remaining shelf life, or product functionality. When net realizable value is less than cost, we write down the carrying value of inventory for estimated obsolescence by an amount equal to the difference between the cost of inventory and net realizable value. If actual market conditions or results of estimated functionality are less favorable than those we estimated, additional inventory write-downs may be required, which would have a negative effect on our results of operations.

Instrument inventory transferred to property and equipment related to operating lease arrangements with customers was $9.9 million, $14.2 million, $14.6 million during the years ended December 31, 2025, 2024, and 2023, respectively.

The components of inventories were as follows:

(in thousands)	December 31, 2025	December 31, 2024

Raw materials	$96,299	$104,195
Work-in-process	32,588	31,907
Finished goods	248,869	245,775
Total inventories	$377,756	$381,877

NOTE 8.      LEASE COMMITMENTS

We determine if an arrangement is a lease at its inception. The majority of our facilities are occupied under operating lease arrangements with various expiration dates through 2067, some of which include options to extend the life of the lease, and some of which include options to terminate the lease within one year. In certain instances, we are responsible for the real estate taxes and operating expenses related to these facilities. Additionally, we enter into operating leases for certain vehicles and equipment in the normal course of business.

We determine the expected term of executed agreements using the non-cancelable lease term plus optional renewal terms that we are reasonably certain to exercise. The derived expected term is then used in the determination of a financing or operating lease and in the calculation of straight-line rent expense for our operating leases. Rent escalations are considered in the calculation of minimum lease payments in our finance lease tests and in determining straight-line rent expense for operating leases. Minimum lease payments include the fixed lease component of the agreement, as well as fixed rate increases that are initially measured at the lease commencement date. Variable lease payments based on an index, payments associated with non-lease components, and short-term rentals (leases with terms less than twelve months) are expensed as incurred. Consideration is allocated to the lease and non-lease components based on the estimated standalone prices.

Operating leases are included in operating lease right-of-use assets, accrued liabilities, and long-term operating lease liabilities in our consolidated balance sheets. Financing leases are not material to the financial statements.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities and right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an explicit rate, we generally use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Rent expense for lease payments is recognized on a straight-line basis over the lease term. The operating lease right-of-use assets also include any rent prepayments, lease incentives received, and straight-line rent expense impacts, which represent the differences between our operating lease liabilities and right-of-use assets.

Maturities of operating lease liabilities are as follows:

(in thousands)	December 31, 2025

2026	$32,104
2027	29,848
2028	23,582
2029	18,616
2030	11,739
Thereafter	31,569
Total lease payments	147,458
Less imputed interest	(19,233)
Total lease liabilities (current and long-term)	$128,225

Total minimum future lease payments for leases that have not commenced as of December 31, 2025, were not material.

	December 31, 2025	December 31, 2024

Weighted average remaining lease term - operating leases	7.8 years	8.2 years

Weighted average discount rate - operating leases	4.3%	4.4%

Expenses incurred related to operating leases, excluding variable and short-term leases, were approximately $36.3 million and $32.4 million during the years ended December 31, 2025, and 2024, respectively. Total expenses incurred related to operating leases, including variable rent and short-term leases, were approximately $38.3 million and $34.0 million for the years ended December 31, 2025, and 2024, respectively.

Supplemental cash flow information for leases were as follows:

	For the Years Ended December 31,
(in thousands)	2025	2024

Cash paid for amounts included in the measurement of operating lease liabilities	$33,376	$27,926
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations	$31,385	$26,010

NOTE 9.      PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. When an item is sold or retired, the cost and related accumulated depreciation are relieved, and the resulting gain or loss, if any, is recognized in the consolidated statements of income. We evaluate our property and equipment for impairment as changes in circumstances or the occurrence of events suggest the remaining value is not recoverable from future cash flows. If the carrying value of our property and equipment is impaired, an impairment charge is recorded for the amount by which the carrying value of the property and equipment exceeds its fair value. We provide for depreciation and amortization, primarily using the straight-line method, by charges to the consolidated statements of income in amounts that allocate the cost of property and equipment over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life

Buildings and improvements	10 to 40 years
Leasehold improvements	Shorter of remaining lease term or useful life of improvements
Machinery and equipment	3 to 8 years
Office furniture and equipment	3 to 7 years
Computer hardware and software	3 to 7 years

We capitalize interest on the costs of acquiring and constructing significant assets that require a substantial period of time to be made ready for use. The capitalized interest is included in the cost of the completed asset and depreciated over the estimated useful life of the asset. The amount of interest capitalized during the years ended December 31, 2025, and 2024, was not material.

We capitalize certain costs incurred in connection with developing or obtaining software designated for internal use. Qualifying costs incurred during application development consist primarily of internal payroll, direct fringe benefits, and external direct project costs, including labor and travel. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the asset. Costs incurred during the preliminary project and post-implementation and operation phases are expensed as incurred. These costs relate primarily to the determination of performance requirements, data conversion, and training. Software developed to deliver hosted services to our customers has been designated as internal use.

Property and equipment, net, consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024

Land and improvements	$24,636	$23,989
Buildings and improvements	462,393	446,164
Leasehold improvements	125,304	119,844
Machinery and equipment	526,696	460,750
Office furniture and equipment	79,576	80,882
Computer hardware and software	385,491	349,372
Construction in progress	68,982	67,144
Total property and equipment, gross	1,673,078	1,548,145
Less accumulated depreciation and amortization	(925,698)	(835,022)
Total property and equipment, net	$747,380	$713,123

Below are the amounts of depreciation and amortization of property and equipment, capitalized computer software for internal use, unpaid property and equipment reflected in accounts payable and accrued expenses, and rental and reagent rental program instruments transferred from inventory to property and equipment:

	For the Years Ended December 31,
(in thousands)	2025	2024	2023

Depreciation and amortization expense	$124,947	$112,809	$100,994
Capitalization of internal-use software development costs during the period	$36,458	$38,777	$37,120
Unpaid property and equipment, reflected in accounts payable and accrued liabilities at end of year	$15,559	$15,036	$12,061
Instruments transferred from inventory to property and equipment during the period for operating lease arrangements with customers (Note 3)	$9,929	$14,190	$14,608

We had no material impairments of fixed assets for the years ended December 31, 2025, 2024, and 2023.

NOTE 10.      OTHER CURRENT AND LONG-TERM ASSETS

Other current assets consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024

Contract assets, net (1)	$75,828	$60,751
Consideration paid to customers	73,563	61,653
Taxes receivable	64,985	26,990
Prepaid expenses	57,900	58,626
Other	31,347	48,159
Total other current assets	$303,623	$256,179
(1) Contract assets, net, are net of allowances for credit losses.

Other long-term assets consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024

Contract assets, net (1)	$236,906	$185,506
Consideration paid to customers	176,583	134,896
Equity investments	31,760	31,004
Deferred income taxes	27,871	125,630
Investment in long-term product supply arrangements	26,721	26,714
Other	42,636	43,768
Total other long-term assets	$542,477	$547,518
(1) Contract assets, net, are net of allowances for credit losses.

NOTE 11.      GOODWILL AND INTANGIBLE ASSETS, NET

A significant portion of the purchase price for acquired businesses is generally assigned to intangible assets. Intangible assets other than goodwill are initially valued at fair value. If a quoted price in an active market for the asset is not readily available at the measurement date, the fair value of the intangible asset is estimated based on discounted cash flows using market participant assumptions, which are assumptions that are not specific to IDEXX. The selection of appropriate valuation methodologies and the estimation of discounted cash flows require assumptions about the timing and amounts of future cash flows, risks, appropriate discount rates, and the useful lives of intangible assets. When the value of acquired intangible assets is significant, we typically utilize independent valuation experts to advise and assist us in determining the fair values of the identified intangible assets acquired in connection with a business acquisition and in determining appropriate amortization methods and periods for those intangible assets. Goodwill is initially valued as the excess of the purchase price of a business combination over the fair value of acquired net assets recognized, and represents the future economic benefits arising from other assets acquired that are not separately identifiable, including expected synergies with our existing business.

Our business combinations regularly include contingent consideration arrangements that require additional consideration to be paid based on the achievement of established objectives, most commonly related to customer retention or revenue growth during the post-combination period. We assess contingent consideration on the acquisition date to determine whether it is part of the purchase consideration or should be accounted for separately from the business combination. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings if changes in estimates are made after the measurement period. Refer to “Note 18. Fair Value Measurements” for the fair value of contingent consideration.

We assess goodwill for impairment at the reporting unit level annually in the fourth quarter, and whenever events or circumstances indicate impairment may exist. In evaluating goodwill for impairment, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we assess the fair value of the reporting unit and compare its fair value to its carrying value to determine if the carrying value exceeds its fair value. Any excess of the carrying value of the goodwill above its fair value would be recognized as an impairment loss. In contrast, we can opt to bypass the qualitative assessment for any reporting unit and proceed directly to assessing the fair value of a reporting unit, and compare the fair value of the reporting unit to its carrying value to determine if any impairment exists. Doing so does not preclude us from performing the qualitative assessment in any subsequent period.

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

In the fourth quarter of 2025, we elected to bypass the qualitative assessment and performed a quantitative assessment of the fair value of all our reporting units and compared the fair value of each reporting unit to the carrying value to determine if any impairment exists. We estimated the fair values of applicable reporting units using an income approach based on discounted forecasted cash flows. We applied assumptions about the extent and timing of future cash flows, growth rates, and discount rates. Model assumptions are based on our projections and best estimates, using appropriate and customary market participant assumptions. In addition, we made certain assumptions in allocating shared assets and liabilities to individual reporting units in determining the carrying value of each reporting unit. Goodwill impairments for the year ended December 31, 2025, were immaterial.

As of December 31, 2025, 2024, and 2023, our total goodwill was $414.0 million, $405.1 million, and $366.0 million, respectively. The changes in the carrying amounts of goodwill in our reportable segments for the years ended December 31, 2025, 2024, and 2023, were as follows:

(in thousands)	CAG	Water	LPD
Balance as of December 31, 2022	$323,482	$17,899	$13,883
Impact of changes in foreign currency exchange rates	2,740	321	1,105
Balance as of December 31, 2023	$326,222	$18,220	$14,988
Business combinations	45,782	—	—
Impact of changes in foreign currency exchange rates	(5,029)	(109)	(1,505)
Balance as of December 31, 2024	$366,975	$18,111	$13,483
Impact of changes in foreign currency exchange rates	7,472	298	1,634
Balance as of December 31, 2025	$374,447	$18,409	$15,117

Refer to “Note 4. Acquisitions, Asset Purchases and Investments” for information regarding goodwill and other intangible assets recognized in connection with the acquisition of businesses and other assets during the years ended December 31, 2025, 2024, and 2023.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets, other than goodwill, based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The asset group is the lowest level for which identifiable cash flows associated with the intangible asset are largely independent. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of the asset group exceeds the related estimated undiscounted future cash flows, an impairment loss to adjust the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset and apply a risk-adjusted discount rate. We had no impairments of amortizable intangible assets during the years ended December 31, 2025, 2024, and 2023.

We provide for amortization, primarily using the straight-line method, by charges to income in amounts that allocate the intangible assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life

Customer-related intangible assets (1)	3 to 17 years
Product rights (2)	5 to 15 years
Noncompete agreements	3 to 5 years

Intangible assets other than goodwill consisted of the following:

(in thousands)	December 31, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer-related intangible assets (1)	$127,099	$54,785	$72,314	$110,860	$44,617	$66,243
Product rights (2)	57,117	22,751	34,366	55,117	14,161	40,956
Noncompete agreements	6,570	3,407	3,163	6,570	2,093	4,477
Total intangible assets other than goodwill	$190,786	$80,943	$109,843	$172,547	$60,871	$111,676
The table above reflect the effects of foreign currency exchange rates, and excludes fully amortized intangible assets.
(1)Customer-related intangible assets comprise customer lists and customer relationships acquired from third parties.
(2)Product rights comprise certain technologies, intellectual property, licenses, and trade names acquired from third parties.

Amortization expense of intangible assets other than goodwill was $20.2 million, $17.1 million, and $13.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, the aggregate amortization expense associated with intangible assets is estimated to be as follows for each of the next five years and thereafter:

(in thousands)

2026	$20,782
2027	19,442
2028	18,032
2029	12,410
2030	12,572
Thereafter	26,605
Total amortization	$109,843
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

The changes in our outstanding payment obligations under the supplier financing arrangement, which are included in accounts payable on the consolidated balance sheets, were as follows:

(in thousands)	For the Years Ended December 31,
	2025	2024

Payment obligations outstanding at the beginning of the period	$5,967	$9,057
Payment obligation additions during the period	56,475	47,422
Payment obligations settled during the period	(56,193)	(50,512)
Payment obligations outstanding at the end of the period	$6,249	$5,967

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024

Accrued employee compensation and related expenses	$212,444	$174,583
Accrued expenses	114,331	165,550
Accrued taxes	88,668	62,252
Accrued customer incentives and refund obligations	87,630	78,195
Current lease liabilities	27,074	21,539
Total accrued liabilities	$530,147	$502,119

Other long-term liabilities consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024

Accrued taxes	$14,452	$20,898
Other accrued long-term expenses	42,075	23,443
Total other long-term liabilities	$56,527	$44,341

NOTE 13.      DEBT

Credit Facility

On October 20, 2022, pursuant to the terms of the Existing Credit Agreement (as defined below), the term lenders thereunder provided us, as borrower, an incremental term loan in an aggregate principal amount of $250.0 million (the “Original Term Loan”). On October 20, 2025, upon the maturity of our three-year Original Term Loan under the Existing Credit Agreement, we repaid the principal amount of $250.0 million. On November 12, 2025, we, the administrative agent and certain lenders and other parties entered into Amendment No. 2 to our fourth amended and restated credit agreement, as amended by that certain Amendment No. 1 dated as of October 20, 2022 (the “Existing Credit Agreement”, as amended by Amendment No. 2, the “Credit Agreement”). Under our Credit Agreement, there remains an unsecured revolving credit facility in the principal amount of $1.0 billion, which matures on November 12, 2030, a three-year unsecured Term Loan in the principal amount of $250.0 million, which expires on November 12, 2028, and flexibility to incur incremental revolving credit commitments and/or term loans in the aggregate principal amount of up to $250.0 million.

Borrowings in U.S. Dollars under our Credit Agreement bear interest at a per annum rate, determined at our option, equal to either: (1) a base rate (determined as the greatest of (i) the prime rate, (ii) the NYFRB Rate plus 0.50% and (iii) the Adjusted Term SOFR Rate for a one-month Interest Period plus 1% (but not less than 1%)), plus a margin rate ranging from 0.0% to 0.375% based on our consolidated leverage ratio; (2) the Adjusted Term SOFR Rate, plus a margin rate ranging from 0.875% to 1.375% based on our consolidated leverage ratio; or (3) the Adjusted Daily Simple SOFR Rate, plus a margin rate ranging from 0.875% to 1.375% based on our consolidated leverage ratio. In addition to U.S. Dollar borrowings, borrowings under our Credit Agreement are also available in certain specific foreign currencies, bearing interest based on rates customary for such foreign currencies and subject to the same applicable margin rates based on our consolidated leverage ratio as for our U.S. Dollar borrowings. Under our Credit Facility, we also pay on a quarterly basis commitment fees ranging from 0.075% to 0.25% per annum, based on our consolidated leverage ratio, on any unused commitment.

Although our revolving line of credit does not mature until November 12, 2030, and our Term Loan does not mature until November 12, 2028, all individual borrowings under the terms of our Credit Facility with an interest rate based on the prevailing Prime or SOFR rate (as selected by the Borrower) have a stated term of less than one year. Our Credit Facility contains a subjective material adverse event notification clause, which allows the debt holders to call the loans under our Credit Facility if we fail to provide prompt written notice to the syndicate of such an event. Based on the stated terms and the existence of the subjective material adverse event clause, this Credit Facility is reflected within current liabilities on our consolidated balance sheets.

As of December 31, 2025, we had $398.0 million in borrowings outstanding under our Credit Facility, of which $250.0 million is the Term Loan, with a weighted average effective interest rate of 5.3%, excluding any impact of our interest rate swap. As of December 31, 2024, we had $250.0 million in borrowings outstanding under our Credit Facility, all of which is the $250.0 million Term Loan, with a weighted average effective interest rate of 6.2%, excluding any impact of our interest rate swap. The funds available under our Credit Facility reflect a further reduction due to the issuance of letters of credit, which were primarily issued in connection with our workers’ compensation policy, for $1.8 million and $1.9 million in the years ended December 31, 2025, and December 31, 2024, respectively.

The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under our Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, and a change of control default. Our Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of sanctions laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, which is defined as the consolidated leverage ratio under the terms of our Credit Facility, not to exceed 3.5-to-1. As of December 31, 2025, we were in compliance with the covenants of our Credit Facility.

Senior Notes

The following describes all of our currently outstanding unsecured senior notes issued and sold in private placements (collectively, the “Senior Notes”) as of December 31, 2025:

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

The following narrative describes our Senior Note activity:

NY Life 2013 and 2014 Note Agreements, Including Amendments

In December 2013, we issued and sold through a private placement an aggregate principal amount of $150.0 million of unsecured senior notes consisting of $75.0 million of 3.94% Series A Senior Notes due December 11, 2023 (the “2023 Series A Notes”) and $75.0 million of 4.04% Series B Senior Notes due December 11, 2025 (the “2025 Series B Notes”) under a Note Purchase Agreement among the Company, New York Life Insurance Company, and the accredited institutional purchasers named therein (as amended on April 10, 2020, the “NY Life 2013 Note Agreement”). The aggregate principal amounts of our 2023 Series A Notes and our 2025 Series B Notes, in each case for $75.0 million, were repaid in December 2023 and 2025, respectively.

In September 2014, we issued and sold through a private placement an aggregate principal amount of $75.0 million of unsecured 3.72% senior notes due September 4, 2026 (the “2026 Senior Notes”) under a Note Purchase Agreement dated as of July 22, 2014, among the Company, New York Life Insurance Company, and the accredited institutional purchasers named therein (as amended April 10, 2020, the “NY Life 2014 Note Agreement”). We used the proceeds received from the NY Life 2013 and 2014 Notes for general corporate purposes.

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

Prudential 2015 Amended Agreement, Including Amendments

In July 2014, we issued and sold through a private placement an aggregate principal amount of $125.0 million of unsecured senior notes consisting of $50.0 million of 3.32% Series A Senior Notes due July 21, 2021 (the “2021 Series A Notes”) and $75.0 million of 3.76% Series B Senior Notes due July 21, 2024 (the “2024 Series B Notes”) under a Note Purchase and Private Shelf Agreement among the Company, Prudential Investment Management, Inc. (“Prudential”), and the accredited institutional purchasers named therein (the “Prudential 2014 Note Agreement”). The aggregate principal amount of our 2021 Series A Notes for $50.0 million was repaid in July 2021. The aggregate principal amount of our 2024 Series B Notes for $75.0 million was repaid in July 2024.

In June 2015, we entered into an Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Original Prudential 2015 Amended Agreement”), among the Company, Prudential, and the accredited institutional purchasers named therein, which amends and restates the Prudential 2014 Note Agreement. Pursuant to the Original Prudential 2015 Amended Agreement, we issued and sold through a private placement an aggregate principal amount of €88.9 million of unsecured 1.785% Series C Senior Notes due June 18, 2025 (the “2025 Series C Notes”). The aggregate principal amount of our 2025 Series C Notes for €88.9 million (US$103.4 million) was repaid in June 2025.

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

Senior Note Agreements

The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of sanctions laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. As of December 31, 2025, we were in compliance with the covenants of the Senior Note Agreements.

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

Future maturities of long-term debt as of December 31, 2025, are as follows:

(in thousands)

Years Ending December 31,	Amount

2026	$75,000
2027	75,000
2028	—
2029	100,000
2030	200,000
Total future maturities of long-term debt	$450,000

Total interest paid on all debt (including our Credit Facility) for the years ended December 31, 2025, 2024, and 2023, was $37.7 million, $33.8 million, and $41.0 million, respectively.

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

We record a liability for uncertain tax positions that do not meet the more-likely-than-not standard as prescribed by U.S. GAAP for income tax accounting. We record tax benefits for only those positions that we believe will more-likely-than-not be sustained. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes. We classify uncertain tax positions as long-term liabilities.

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

Earnings before income taxes were as follows:

(in thousands)	For the Years Ended December 31,
	2025	2024	2023

Domestic	$1,057,551	$897,336	$889,133
International	266,638	212,495	172,043
Total earnings before income tax	$1,324,189	$1,109,831	$1,061,176

The provision (benefit) for income taxes comprised the following:

(in thousands)	For the Years Ended December 31,
	2025	2024	2023
Current
Federal	$61,678	$168,042	$191,274
State	29,253	37,112	40,369
International	42,590	41,004	32,797
Total current tax provision	133,521	246,158	264,440
Deferred
Federal	116,893	(24,642)	(36,501)
State	9,276	(4,709)	(6,462)
International	5,035	5,157	(5,343)
Total deferred tax provision	131,204	(24,194)	(48,306)
Total income tax provision	$264,725	$221,964	$216,134

The following table is a reconciliation of the U.S. federal statutory rate of 21% to our effective rate for the year ended December 31, 2025:

in thousands, except percentages
	For the Year Ended December 31, 2025
U.S. federal statutory rate	$278,080	21.0%
Federal:
Effects of cross-border tax laws	(8,316)	(0.6)
Tax credits	(13,752)	(1.1)
Nontaxable or nondeductible items:
Tax benefits from share-based compensation	(24,370)	(1.8)
Other	7,366	0.5
Changes in unrecognized tax benefits	(8,287)	(0.6)
Other adjustments, net	(1,657)	(0.1)
State and local income tax, net of federal income tax effects (1)	33,149	2.5
Foreign tax effect	2,512	0.2
Effective tax rate	$264,725	20.0%
(1) The jurisdictions that comprise the majority (greater than 50%) of the total state and local income tax effects are California, Florida, Illinois, New Jersey, New York, and Pennsylvania
.

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023

U.S. federal statutory rate	21.0%	21.0%
State and local income tax, net of federal income tax effects	2.4	2.7
Taxation on international earnings	(0.2)	(0.1)
Foreign-Derived Intangible Income	(1.3)	(1.4)
Tax benefits from share-based compensation	(1.8)	(1.3)
Tax credits	(1.0)	(1.2)
Other adjustments, net	0.9	0.7
Effective tax rate	20.0%	20.4%

Our effective income tax rates were 20.0%, 20.0%, and 20.4% for the years ended December 31, 2025, 2024, and 2023, respectively. Our effective tax rate for the year ended December 31, 2025, was consistent with the prior year; the impact from an increase in tax benefits related to share-based compensation was largely offset by a reduction in our U.S. tax benefit associated with Foreign-Derived Intangible Income resulting from the acceleration of research and development deductions as allowed by recent U.S. tax law changes.

The following table presents income taxes paid, net of refunds received, for the year ended December 31, 2025:

For the Year Ended December 31, 2025

U.S. federal	$94,266
U.S. state and local	34,517
Foreign:
Netherlands	9,675
Switzerland	10,047
Other	18,993
Total income taxes paid	$167,498

Income taxes paid, net of refunds received, for the periods ended December 31, 2024 and 2023, were $307.2 million and $192.5 million, respectively.

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

The components of the net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets were as follows:

(in thousands)	December 31, 2025	December 31, 2024

Assets
Accrued expenses	$40,831	$56,325
Allowances for credit losses for potentially uncollectable receivables	3,516	3,444
Deferred revenue	9,955	5,743
Inventory basis differences	28,246	24,040
Property-based differences	11,510	16,802
Intangible asset basis differences	45,384	41,628
Share-based compensation	14,787	14,335
Other	3,803	1,878
Net operating loss carryforwards	5,314	6,647
Tax credit carryforwards	16,163	13,382
Unrealized losses on foreign currency exchange contracts and investments	4,393	1,357
Research and development expenditure differences	2,022	92,856
Total assets	185,924	278,437
Valuation allowance	(36,164)	(31,927)
Total assets, net of valuation allowance	149,760	246,510

Liabilities
Customer acquisition costs	(62,642)	(46,892)
Property-based differences	(61,622)	(53,332)
Intangible asset basis differences	(15,325)	(10,443)
Other	(13,097)	(14,867)
Unrealized gains on foreign currency exchange contracts and investments	(1,068)	(6,658)
Total liabilities	(153,754)	(132,192)
Net deferred tax assets (liabilities)	$(3,994)	$114,318

As of December 31, 2025, we recorded valuation allowances against certain deferred tax assets related to temporary differences, including intangible asset basis differences, and net operating loss (“NOL”) and tax credit carryforwards, because we believe it is more-likely-than-not that they will not be realized or utilized within the carryforward period.

The following table summarizes the changes in valuation allowances for deferred tax assets:

(in thousands)	For the Years Ended December 31,
	2025	2024	2023

Balance at beginning of year	$31,927	$34,793	$39,726
Increases due to current activities and changes in estimates	135	698	21
Decreases due to expirations and changes in estimates	—	(1,289)	(7,846)
Foreign currency translation	4,102	(2,275)	2,892
Balance at the end of the year	$36,164	$31,927	$34,793

As of December 31, 2025, we have NOLs in certain state and international jurisdictions of approximately $22.5 million available to offset future taxable income. The majority of our NOL carryforwards have indefinite lives. As of December 31, 2025, we also have state tax credit carryforwards of $20.2 million that will expire between 2028 and 2044.

The following table summarizes the changes in unrecognized tax positions:

(in thousands)	For the Years Ended December 31,
	2025	2024	2023

Total amounts of unrecognized tax benefits, beginning of period	$18,146	$22,320	$22,547
Gross increases in unrecognized tax positions as a result of tax positions taken during a prior period	891	41	6,366
Gross increases in unrecognized tax positions as a result of tax positions taken in the current period	5,231	3,034	3,987
Decreases in unrecognized tax positions related to settlements with taxing authorities	(9,008)	(678)	(7,535)
Decreases in unrecognized tax positions as a result of a lapse of the applicable statutes of limitations	(2,606)	(6,571)	(3,045)
Total amounts of unrecognized tax benefits, end of period	$12,654	$18,146	$22,320

Of the total unrecognized tax benefits as of December 31, 2025, 2024, and 2023, $12.7 million, $17.4 million, and $21.2 million, respectively, comprise unrecognized tax positions that would, if recognized, affect our effective tax rate.

During the years ended December 31, 2025, 2024, and 2023, we recorded interest expense and penalties related to income taxes of $0.2 million, $1.7 million, and $2.9 million, respectively, as income tax expense in our consolidated statements of income. As of December 31, 2025, 2024, and 2023, we had $0.3 million, $2.9 million, and $3.8 million, respectively, of estimated interest expense and penalties accrued in our consolidated balance sheets.

In the ordinary course of our business, our income tax filings are regularly under audit by tax authorities. While we believe we have appropriately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater or less than our accrued position. Accordingly, additional provisions on income tax matters, or reductions of previously accrued provisions, could be recorded in the future if we revise our estimates due to changing facts and circumstances or the underlying matters are settled or otherwise resolved. We are currently under tax examinations in various jurisdictions, none of which are material to the consolidated financial statements. We generally are no longer subject to income tax examinations for years before 2020 in any jurisdiction in which we conduct significant taxable activities.

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

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Years Ended December 31,
	2025	2024	2023

Shares outstanding for basic earnings per share:	80,427	82,467	83,066

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	80,427	82,467	83,066
Dilutive effect of share-based payment awards	598	779	912
Total shares outstanding for basic and diluted earnings per share	81,025	83,246	83,978

Certain awards and options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Years Ended December 31,
	2025	2024	2023

Weighted average number of shares underlying anti-dilutive options	356	469	381
Weighted average number of shares underlying anti-dilutive awards	1	38	1

NOTE 16.      COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

Refer to “Note 8. Lease Commitments” for more information regarding our lease commitments.

In the ordinary course of business we enter into purchase obligations that include agreements and purchase orders to purchase goods or services that are contractually enforceable and that specify all significant terms, including fixed or minimum quantities, pricing, and approximate timing of purchases. As of December 31, 2025, we had approximately $207.3 million in purchase obligations due in 2026. Our purchase obligations beyond 2026 are approximately $136.7 million. These purchase obligation amounts do not include amounts recorded in accounts payable as of December 31, 2025. The expected timing of payments of our purchase obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

Contingencies

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could exceed our accruals. Our accruals with respect to actual and threatened litigation were not material as of December 31, 2025.

In 2018, a lawsuit was filed against us involving an alleged breach of contract for underpayment of royalty payments made from 2004 through 2017 under an expired patent license agreement. The plaintiff asserted a claim of approximately $50.0 million, inclusive of interest through June 30, 2020, alleging that the incorrect royalty provision was applied to certain licensed products and services throughout the agreement term and that royalties were also due on non-licensed diagnostic services that were provided concurrently with licensed services. The trial court ruled in favor of the plaintiff in September 2020. The appellate court reversed the trial court’s decision regarding the royalty payments in August 2022. In June 2024, the state supreme court reversed the appellate court, reinstated the trial court decision regarding the royalty payments, and remanded the case to the appellate court to address the remaining issues, including issues related to applicable interest. On April 3, 2025, the appellate court affirmed the trial court’s decision regarding all remaining issues. In light of the appellate court’s decision, on

April 17, 2025, we paid the judgment in the amount of approximately $80.0 million, which was accrued in prior years, and the plaintiff executed a satisfaction and release of judgment, which was filed with the trial court, concluding this matter.

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

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases, those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and, based on our analysis of the nature of the risks involved, we believe that the fair value of potential indemnification under these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations as of December 31, 2025, and 2024.

When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. As of December 31, 2025, and 2024, we do not have any material pre-acquisition liabilities recorded.

NOTE 17.      SEGMENT REPORTING

We have three reportable segments: Companion Animal Group (“CAG”), water quality products (“Water”), and Livestock, Poultry and Dairy (“LPD”). CAG provides products and services for veterinarians and the biomedical research community, primarily related to diagnostics and information management. Water provides innovative testing solutions for the detection and quantification of various microbiological parameters in water. LPD provides diagnostic tests, services, and related instrumentation that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to measure the quality and safety of milk. Our Other operating segment combines and presents our human medical diagnostic business with our out-licensing arrangement because they do not meet the quantitative or qualitative thresholds for reportable segments. Our human medical diagnostic business develops, manufactures, and distributes human medical diagnostic products and services.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in assessing performance. The CODM, our president and Chief Executive Officer, evaluates the performance of operating segments based on revenues and gross profit. Our CODM reviews the budget and actual financial results of the operating segments and decides how to allocate resources to meet our strategic priorities, and he also meets with operating segment leaders on a periodic basis to determine the allocation of resources.

The accounting principles used in the preparation of the segment information are the same as those used for the consolidated financial statements. Intersegment revenues, which are not included in the tables below, were not material for the years ended December 31, 2025, 2024, and 2023. Refer to “Note 3. Revenue” for a summary of disaggregated revenue by segment and by major product and service category for the years ended December 31, 2025, 2024, and 2023. Assets are not allocated to segments for internal reporting purposes and are not included in the review performed by the CODM for purposes of assessing segment performance and allocation of resources. Certain corporate expenses are allocated to the segments, including depreciation and amortization. Foreign currency transaction gains and losses for all operating segments are reported within Other and are reconciled in the table below.

The following tables are a summary of reportable segment performance with Other to reconcile to the total consolidated for the years ended December 31, 2025, 2024, and 2023:

(in thousands)	For the Year Ended December 31, 2025
	CAG	Water	LPD	Total

Total revenues from reportable segments	$3,953,285	$201,149	$131,787	$4,286,221

Reconciliation of revenue
Other revenues				17,481
Total consolidated revenue				4,303,702
Cost of revenue	1,504,611	61,860	67,579
Segment gross profit	$2,448,674	$139,289	$64,208	$2,652,171

Reconciliation of operating profit (segment profit)
Segment gross profit				$2,652,171
Segment operating expenses				(1,291,101)
Other operating profit (excluding unallocated amounts)				3,121
Unallocated amounts
Foreign currency transaction losses, net				(4,160)
Interest expense				(38,852)
Interest income				3,010
Income before provision for income taxes				$1,324,189

Segment depreciation and amortization expense	$130,347	$4,760	$4,043	$139,150
Other depreciation and amortization expense				6,033
Total depreciation and amortization expense				$145,183

(in thousands)	For the Year Ended December 31, 2024
	CAG	Water	LPD	Total

Total revenues from reportable segments	$3,574,044	$185,112	$122,060	$3,881,216

Reconciliation of revenue
Other revenues				16,288
Total consolidated revenue				3,897,504
Cost of revenue	1,394,864	55,101	59,500
Segment gross profit	$2,179,180	$130,011	$62,560	$2,371,751

Reconciliation of operating profit (segment profit)
Segment gross profit				$2,371,751
Segment operating expenses				(1,242,169)
Other operating profit (excluding unallocated amounts)				3,282
Unallocated amounts
Foreign currency transaction losses, net				(4,527)
Interest expense				(31,205)
Interest income				12,699
Income before provision for income taxes				$1,109,831

Segment depreciation and amortization expense	$116,278	$4,734	$3,802	$124,814
Other depreciation and amortization expense				5,122
Total depreciation and amortization expense				$129,936

(in thousands)	For the Year Ended December 31, 2023
	CAG	Water	LPD	Total

Total revenues from reportable segments	$3,352,356	$168,149	$121,659	$3,642,164

Reconciliation of revenue
Other revenues				18,789
Total consolidated revenue				3,660,953
Cost of revenue	1,349,930	52,148	56,219
Segment gross profit	$2,002,426	$116,001	$65,440	$2,183,867

Reconciliation of operating profit (segment profit)
Segment gross profit				$2,183,867
Segment operating expenses				(1,086,812)
Other operating profit (excluding unallocated amounts)				1,151
Unallocated amounts
Foreign currency transaction losses, net				(1,078)
Interest expense				(41,581)
Interest income				5,629
Income before provision for income taxes				$1,061,176

Segment depreciation and amortization expense	$103,554	$4,117	$3,657	$111,328
Other depreciation and amortization expense				3,580
Total depreciation and amortization expense				$114,908

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows:

(in thousands)	For the Years Ended December 31,
	2025	2024
Americas
United States	$575,089	$553,600
Brazil	20,532	22,139
Canada	9,140	8,165
Total Americas	604,761	583,904

Europe, the Middle East, and Africa
Germany	56,780	52,652
Switzerland	14,883	14,722
United Kingdom	13,560	11,137
Netherlands	10,500	9,484
France	2,125	1,769
Other	3,863	3,058
Total Europe, the Middle East, and Africa	101,711	92,822

Asia Pacific
Australia	20,388	19,307
Japan	10,568	9,382
Other	9,952	7,708
Total Asia Pacific	40,908	36,397

Total assets	$747,380	$713,123

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

Level 1	Quoted prices in active markets for identical assets or liabilities that the entity can access at the measurement date
Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the years ended December 31, 2025, and 2024.

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

The amounts outstanding under our unsecured Credit Facility and senior notes (“long-term debt”) are measured at carrying value in our accompanying consolidated balance sheets, though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. As of December 31, 2025, the estimated fair value and carrying value of our long-term debt were $444.8 million and $450.0 million, respectively. As of December 31, 2024, the estimated fair value and carrying value of our long-term debt were $594.3 million and $617.8 million, respectively.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2025

Assets
Cross currency swaps (1)	$—	$1,700	$—	$1,700
Foreign currency exchange contracts (1)	$—	$2,793	$—	$2,793
Liabilities
Cross currency swaps (1)	$—	$13,270	$—	$13,270
Foreign currency exchange contracts (1)	$—	$6,661	$—	$6,661
Interest rate swap (2)	$—	$446	$—	$446
Contingent Consideration	$—	$—	$1,800	$1,800

(in thousands)
As of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024

Assets
Money market funds (3)	$139,626	$—	$—	$139,626
Cross currency swaps (1)	$—	$3,501	$—	$3,501
Foreign currency exchange contracts (1)	$—	$16,921	$—	$16,921
Interest rate swap (2)	$—	$710	$—	$710
Liabilities
Cross currency swaps (1)	$—	$33	$—	$33
Contingent Consideration	$—	$—	$2,300	$2,300

(1)Cross currency swaps and foreign currency exchange contracts are included within other current assets; other long-term assets; accrued liabilities; or other long-term liabilities depending on the gain (loss) position and anticipated settlement date.
(2)Interest rate swaps are included within other long-term assets, or other long-term liabilities.
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

We recognize all hedging instrument assets and liabilities on the balance sheet at fair value at the balance sheet date. Hedging instruments that do not qualify for hedge accounting treatment are recorded at fair value through earnings. To qualify for hedge accounting treatment, hedging instruments must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the hedging instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated hedging instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Refer to “Note 21. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on the consolidated statements of income for the years ended December 31, 2025, 2024, and 2023.

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

We have entered into interest rate swaps to manage the impact of interest rate fluctuations associated with our $250.0 million of borrowings under the variable-rate Credit Facility. We have designated the interest rate swaps as a cash flow hedge.

Our subsidiaries enter into foreign currency exchange contracts to manage the exchange risk associated with their forecast intercompany inventory purchases and sales for the next year. From time to time, we may also enter into other foreign currency exchange contracts, cross currency swaps, or foreign-denominated debt issuances to minimize the impact of foreign currency fluctuations associated with specific balance sheet exposures, including net investments in certain foreign subsidiaries.

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

Cash Flow Hedges

We have designated our foreign currency exchange contracts and our interest rate swaps as cash flow hedges because these derivative instruments reduce our exposure to variability in the cash flows of forecasted transactions attributable to foreign currency exchange and to interest rates on variable interest obligations of our Term Loan. Unless noted otherwise, we have also designated our derivative instruments as qualifying for hedge accounting treatment.

We did not de-designate any instruments from hedge accounting treatment during the years ended December 31, 2025, 2024, and 2023. Gains and losses related to hedge ineffectiveness recognized in earnings during the years ended December 31,

2025, 2024, and 2023 were not material. As of December 31, 2025, the estimated amount of losses, net of tax, from our foreign exchange contracts which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $2.5 million if exchange rates do not fluctuate from the levels as of December 31, 2025. As of December 31, 2025, the estimated amount of gains, net of tax, from our interest rate swap contract which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $0.3 million if interest rates do not fluctuate from the levels as of December 31, 2025.

Interest Rate Swaps: We enter into interest rate swap contracts to reduce the effect of variable interest obligations of our Term Loan. Beginning in November 2025 through November 2028, the variable interest rate associated with $250.0 million of borrowings outstanding under our Credit Facility became effectively fixed at 3.4% plus the applicable credit spread. Our previous interest rate swap contract, from March 2023 through October 2025, on the variable interest rate associated with the $250.0 million of borrowings under our Credit Facility, was effectively fixed at 3.9% plus the applicable credit spread.

Foreign Currency Exchange Contracts: We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, and Australian dollar. We have additional unhedged foreign currency exposures related to intercompany foreign transactions and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $397.6 million and $325.7 million as of December 31, 2025, and 2024, respectively.

The following table presents the effects of cash flow hedge accounting on our consolidated statements of income and comprehensive income, and provides information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)		For the Years Ended December 31,
		2025	2024	2023
	Financial statement line items in which effects of cash flow hedges are recorded
Foreign exchange contracts	Cost of revenue	$1,644,123	$1,518,577	$1,470,983
Amount of gain (loss) reclassified from accumulated other comprehensive income into income		$(801)	$5,932	$3,512

Interest rate swap contract	Interest expense	$(38,852)	$(31,205)	$(41,581)
Amount of gain reclassified from accumulated other comprehensive income into net income		$1,145	$3,268	$2,656

Net Investment Hedges, Euro-Denominated Notes

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes that were due June 18, 2025. We designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in the translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than earnings. At the maturity of the 1.785% Series C Senior Notes in June 2025, we paid the notional amount of €88.9 million, equivalent to $103.4 million at the date of payment. We recorded a loss of $9.0 million (including the net of tax loss from the June 18, 2025 settlement), a gain of $4.1 million, and a loss of $2.6 million, net of tax, within AOCI as a result of net investment hedge activity for the years ended December 31, 2025, 2024, and 2023, respectively. The related cumulative unrealized loss of $2.5 million, net of tax, will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated. Refer to “Note 13. Debt” to the consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the issuance of these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

We have entered into cross currency swap contracts as a hedge of our net investment in certain foreign subsidiaries to reduce the volatility caused by changes in foreign currency exchange rates relative to the U.S. dollar. The cross currency swaps outstanding as of December 31, 2025, have maturity dates beginning on March 31, 2028, through September 11, 2032.

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

In June 2025, we settled two cross currency swaps at maturity for a total notional amount of €15 million. As a result of this settlement, we received a net amount of $0.1 million.

The changes in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated or all or a portion of the hedge no longer qualifies for hedge accounting treatment. We recorded a loss of $11.4 million, a gain of $6.0 million, and a loss of $5.6 million, net of tax, within AOCI as a result of these net investment hedges, during the years ended December 31, 2025, 2024, and 2023, respectively. We receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $2.7 million, $1.6 million, and $2.1 million related to the excluded component as a reduction of interest expense for the years ended December 31, 2025, 2024, and 2023, respectively.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments, their respective classification on the consolidated balance sheets and the amounts subject to offset under master netting arrangements consisted of the following:

(in thousands)		Hedging Assets
		December 31, 2025	December 31, 2024

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$2,793	$16,921
Cross currency swaps	Other current assets	—	1,839
Interest rate swap contract	Other long-term assets	—	710
Cross currency swaps	Other long-term assets	1,700	1,662
Total derivative instruments presented as hedging instruments on the balance sheet		4,493	21,132
Gross amounts subject to master netting arrangements not offset on the balance sheet		(1,941)	—
Net amount		$2,552	$21,132

(in thousands)		Hedging Liabilities
		December 31, 2025	December 31, 2024

Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$6,661	$—
Cross currency swaps	Other long-term liabilities	13,270	33
Interest rate swap contract	Other long-term liabilities	446	—
Total derivative instruments presented as cash flow hedges on the balance sheet		20,377	33
Non-derivative foreign currency denominated debt designated as net investment hedge on the balance sheet (1)	Long-term debt	—	92,803
Total hedging instruments presented on the balance sheet		20,377	92,836
Gross amounts subject to master netting arrangements not offset on the balance sheet		(1,941)	—
Net amount		$18,436	$92,836
(1)Amounts represent reported carrying amounts of our foreign currency denominated debt. Refer to “Note 18. Fair Value Measurements” for information regarding the fair value of our long-term debt.

NOTE 20.      REPURCHASES OF COMMON STOCK

As of December 31, 2025, our Board of Directors has authorized the repurchase of up to 78.0 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders, and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing and deployment activities, as well as share price and prevailing interest rates. As of December 31, 2025, there were approximately 3.7 million remaining shares available for repurchase under this authorization.

We primarily acquire shares of our common stock by repurchases in the open market. We also acquire shares that are surrendered by employees in payment for the statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the years ended December 31, 2025, 2024, and 2023, was not material.

The Inflation Reduction Act of 2022 imposed a 1% excise tax on the net value of certain stock repurchases, which is included in the cost of treasury stock acquired in open market repurchases. For share repurchases made during the year ended December 31, 2025, we recorded the applicable excise taxes payable of approximately $12.1 million in accrued liabilities. During the years ended December 31, 2024 and 2023, we recorded the applicable excise taxes of $8.4 million and $0.7 million, respectively, which were paid in the year following the repurchase.

We have recognized approximately $3.9 million, $4.2 million, and $0.0 million in accrued liabilities related to the timing of settlements for share repurchases as of December 31, 2025, 2024, and 2023, respectively.

The following table is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrenders:

(in thousands, except per share amounts)	For the Years Ended December 31,
	2025	2024	2023

Shares repurchased in the open market	2,411	1,741	155
Shares acquired through employee surrenders for statutory tax withholding	16	19	20
Total shares repurchased	2,427	1,760	175

Cost of shares repurchased in the open market	$1,220,331	$848,901	$72,639
Cost of shares for employee surrenders	7,238	10,531	9,974
Total cost of shares	$1,227,569	$859,432	$82,613

Average cost per share - open market repurchases	$506.07	$487.66	$468.84
Average cost per share - employee surrenders	$455.86	$556.90	$503.28
Average cost per share - total	$505.74	$488.40	$472.74

NOTE 21.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI, net of tax, consisted of the following:

	For the Years Ended December 31, 2025 and 2024
		Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Unrealized Gain (Loss) on Investments, Net of Tax	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2023	$(164)	$(2,397)	$1,106	$2,346	$1,428	$(3,559)	$(69,966)	$(71,206)
Other comprehensive income (loss) before reclassifications	1	19,418	1,927	4,105	5,981	(701)	(46,958)	(16,227)
Amounts reclassified from accumulated other comprehensive income	163	(4,236)	(2,491)	—	—	352	—	(6,212)
Balance as of December 31, 2024	—	12,785	542	6,451	7,409	(3,908)	(116,924)	(93,645)
Other comprehensive income (loss) before reclassifications	—	(16,033)	(8)	(8,958)	(11,390)	865	59,949	24,425
Amounts reclassified from accumulated other comprehensive income	—	734	(872)	—	—	514	—	376
Balance as of December 31, 2025	$—	$(2,514)	$(338)	$(2,507)	$(3,981)	$(2,529)	$(56,975)	$(68,844)

The following table presents components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI for the Years Ended December 31,
		2025	2024	2023

Foreign currency exchange contracts	Cost of revenue	$(801)	$5,932	$3,512
	Provision for income taxes	67	(1,696)	(1,068)
Gains (losses), net of tax	Net income	$(734)	$4,236	$2,444

Interest rate swap contract	Interest expense	$1,145	$3,268	$2,656
	Provision for income taxes	(273)	(777)	(631)
Gains (losses), net of tax	Net income	$872	$2,491	$2,025

Investments	General and administrative expenses	$—	$(214)	$—
	Provision for income taxes	—	51	—
Gains (losses), net of tax	Net income	$—	$(163)	$—

Defined benefit plans	Cost of revenue and operating expenses	$(610)	$(506)	$(630)
	Provision for income taxes	96	154	111
Gains (losses), net of tax	Net income	$(514)	$(352)	$(519)

NOTE 22.      PREFERRED STOCK

Our Board of Directors is authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue from time to time up to 500,000 shares of Preferred Stock, $1.00 par value per share (“Preferred Stock”), in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights, and preemptive rights. There were no shares of Preferred Stock outstanding as of December 31, 2025, and 2024.

NOTE 23.      IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN

We have established the IDEXX Retirement and Incentive Savings Plan (the “401(k) Plan”). U.S. employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries. We match a portion of these contributions, not to exceed 5% of participants’ eligible compensation. We contributed $33.1 million, $31.0 million, and $30.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. In addition, we may make contributions to the 401(k) Plan at the discretion of the Board of Directors. There were no discretionary contributions in 2025, 2024, or 2023.

We have also established defined contribution plans for regional employees in Europe and in Canada. With respect to these plans, our contributions over the past three years have not been material.

Defined Benefit Pension Obligations

Our Swiss defined benefit pension plans (“Swiss Plans”) are government-mandated retirement plans that provide employees with a minimum investment return. As of December 31, 2025, our Swiss Plans had a net unfunded pension obligation of $5.4 million, with a fair value of plan assets of $20.7 million. The investments of the plan assets are measured using a mix of Level 1, Level 2, and Level 3 inputs. For the year ended December 31, 2025, we recognized $1.8 million in expense related to the Swiss Plans. The expense was reflected in cost of revenue, sales & marketing expense, general and administrative expense, and research and development expense, based on employee classification.

Future benefits expected to be paid as of December 31, 2025, are as follows:

(in thousands)	December 31, 2025

2026	$1,048
2027	$1,276
2028	$1,298
2029	$1,161
2030	$1,371
2031 through 2035	$8,089

Executive Deferred Compensation Plan

Under the Executive Plan adopted December 6, 2024, certain employees or independent contractors may elect to defer between 5% and 50% of their annual base salary and between 5% and 100% of their annual bonus, commissions, stock units, or other compensation, unless otherwise specified by the committee administering the Executive Plan. Deferrals of stock units must be made in whole units, with fractional units rounded down to the nearest whole unit before deferral. The Executive Plan is unfunded. The total long-term liability recorded as of December 31, 2025, was $2.2 million.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date / Period End Date	Filed / Furnished Herewith

Articles of incorporation and by-laws

3.1	Amended and Restated Certificate of Incorporation of the Company, dated May 7, 2025	8-K	3.1	5/09/25

3.2	Amended and Restated By-Laws of IDEXX Laboratories, Inc., amended through May 7, 2025	8-K	3.2	5/09/25

Instruments defining the rights of security holders, including indenture

4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X

4.2	Note Purchase Agreement, dated as of December 11, 2013, among the Company, as issuer, New York Life Insurance Company, New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers	8-K	99.1	12/12/13

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
		8-K	99.1	6/24/15

4.8	Amendment to Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement, dated as of May 9, 2019, among the Company, as issuer, each of the Subsidiary Guarantors (as defined therein), Prudential and each of the holders of the Notes (as defined therein)	8-K	10.2	4/16/20

4.9	Second Amendment to Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement, dated as of April 10, 2020, among the Company, as issuer, each of the Subsidiary Guarantors (as defined therein), Prudential and each of the holders of the Notes (as defined therein)	8-K	10.3	4/16/20

4.10	Multicurrency Note Purchase and Private Shelf Agreement, dated as of December 19, 2014, among the Company, as issuer, and Metropolitan Life Insurance Company, MetLife Insurance Company USA, Symetra Life Insurance Company, MetLife Insurance K.K., AXIS Reinsurance Company, and Union Fidelity Life Insurance Company, as purchasers	8-K	10.1	3/15/19

4.11	First Amendment to Multicurrency Note Purchase and Private Shelf Agreement, dated March 14, 2019, among the Company, as issuer, and IDEXX Distribution, Inc., IDEXX Operations, Inc., and OPTI Medical Systems, Inc., each as a subsidiary guarantor, and Metropolitan Life Insurance Company, MetLife Reinsurance Company of Bermuda, Ltd., Brighthouse Life Insurance Company, Symetra Life Insurance Company, and AXIS Reinsurance Company	8-K	10.2	3/15/19

4.12	Second Amendment to Multicurrency Note Purchase and Private Shelf Agreement, dated March 23, 2020, among the Company, as issuer, each of the Subsidiary Guarantors (as defined therein), Metropolitan Life Insurance Company and each of the holders of the Notes (as defined therein)	8-K	10.1	3/27/20

Material contracts

10.1	Fourth Amended and Restated Credit Agreement, dated as of December 9, 2021, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation, IDEXX B.V., IDEXX Laboratories B.V., and IDEXX Laboratories GmbH, as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and the other parties thereto	8-K	10.1	12/9/21

10.2	Amendment No. 1, dated as of October 20, 2022, to the Fourth Amended and Restated Credit Agreement, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation, IDEXX B.V., IDEXX Laboratories B.V., and IDEXX Laboratories GmbH, as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and the other parties thereto	8-K	10.1	10/20/22

10.3	Suspension of Rights Agreement dated May 2, 2024, to the Fourth Amended and Restated Credit Agreement, by and among the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto Agent and the Lenders from time to time party thereto	10-Q	10.2	06/30/24

10.4	Amendment No. 2 to the Fourth Amended and Restated Credit Agreement, dated as of November 12, 2025, by and among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation, IDEXX B.V., IDEXX Laboratories B.V., IDEXX Laboratories GmbH, and IDEXX Holdings II GmbH as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent (which includes the Credit Agreement as Annex I).	8-K	10.1	11/13/25

10.5*	U.S. Supply Agreement, effective as of October 16, 2003, among IDEXX Operations, Inc., the Company and Ortho-Clinical Diagnostics, Inc. (“Ortho”)	10-K	10.1	12/31/21

10.6*	Amendment No. 1 to U.S. Supply Agreement effective as of January 1, 2005, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.2	12/31/21

10.7	Amendment No. 2 to U.S. Supply Agreement effective as of October 15, 2006, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.4	12/31/07

10.8*	Amendment No. 3 to U.S. Supply Agreement effective as of January 18, 2008, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.5	12/31/07

10.9*	Amendment No. 4 to U.S. Supply Agreement effective as of December 28, 2011, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.5	12/31/21

10.10*	Amendment No. 5 to U.S. Supply Agreement effective as of December 9, 2013, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.6	12/31/21

10.11*	Amendment No. 6 to U.S. Supply Agreement effective as of January 1, 2017, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.27	12/31/17

10.12	Amendment No. 7 to U.S. Supply Agreement effective as of July 9, 2019, among IDEXX Operations, Inc., the Company and Ortho	10-Q	10.1	9/30/21

10.13*	Amendment No. 8 to U.S. Supply Agreement effective as of September 1, 2021, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.9	12/31/21

10.14*	Amendment No. 9 to U.S. Supply Agreement effective as of October 31, 2024, among IDEXX Operations, Inc., the Company and Ortho	10-K	10.10	12/31/24

10.15*	European Supply Agreement, effective as of October 17, 2003, among IDEXX Europe B.V., the Company and Ortho	10-K	10.10	12/31/21

10.16*	Amendment No. 1 to European Supply Agreement effective as of January 1, 2005, among IDEXX Europe B.V., the Company and Ortho	10-K	10.11	12/31/21

10.17*	Amendment No. 2 to European Supply Agreement effective as of January 18, 2008, among IDEXX Europe B.V., the Company and Ortho	10-K	10.8	12/31/07

10.18*	Amendment No. 3 to European Supply Agreement effective as of December 28, 2011, among IDEXX Europe B.V., the Company and Ortho	10-K	10.13	12/31/21

10.19*	Amendment No. 4 to European Supply Agreement effective as of December 9, 2013, among IDEXX Europe B.V., the Company and Ortho	10-K	10.14	12/31/21

10.20	Amendment No. 5 to European Supply Agreement effective as of July 9, 2019, among IDEXX Europe B.V., the Company and Ortho	10-Q	10.2	9/30/21

10.21*	Amendment No. 6 to European Supply Agreement effective as of September 1, 2021, among IDEXX Europe B.V., the Company and Ortho.	10-K	10.16	12/31/21

10.22*	Amendment No. 7 to European Supply Agreement effective as of October 31, 2024, among IDEXX B.V., the Company and Ortho	10-K	10.18	12/31/24

10.23	Amendment, Release and Settlement Agreement dated as of September 12, 2002, among the Company, IDEXX Europe B.V., and Ortho	10-Q	10.1	9/30/02

10.24	Waiver to U.S. Supply Agreement, effective as of October 16, 2003, as amended, among IDEXX Operations, Inc., the Company and Ortho-Clinical Diagnostics, Inc. dated as of April 7, 2020	10-Q	10.1	3/31/20

10.25*	Letter Agreement between Ortho-Clinical Diagnostics, Inc. and IDEXX Operations, Inc. and IDEXX Europe B.V. dated as of July 10, 2020	10-Q	10.1	9/30/20

10.26*	Letter Agreement between Ortho-Clinical Diagnostics, Inc. and IDEXX Operations, Inc. dated November 2, 2021	10-K	10.19	12/31/21

10.27*	Letter agreement between Ortho-Clinical Diagnostics, Inc., IDEXX B.V. and IDEXX Operations, Inc. dated July 28, 2023.	10-Q	10.1	9/30/23

10.28**	IDEXX Laboratories, Inc. 1997 Employee Stock Purchase Plan, as amended	10-K	10.19	12/31/20

10.29**	2009 Stock Incentive Plan, as amended	S-8	99.1	12/30/13

10.30**	2018 Stock Incentive Plan	DEF14A	Appendix	3/28/18

10.31**	Director Deferred Compensation Plan, restated effective as of October 29, 2025				X

10.32**	Restated Executive Deferred Compensation Plan, as amended	10-Q	10.3	06/30/10

10.33**	IDEXX Deferred Compensation Plan, effective December 6, 2024	10-K	10.53	12/31/24

10.34**	Summary of Executive Incentive Plan				X

10.35**	Form of Change in Control Agreement, by and between each of the Company’s Executive Officers, other than the Chief Executive Officer	10-K	10.56	12/31/24

10.36**	Second Amended and Restated Employment Agreement, dated October 23, 2019, by and between the Company and Jonathan J. Mazelsky	8-K	10.3	10/24/19

10.37**	Third Amended and Restated Employment Agreement, dated August 2, 2024, by and between the Company and Jonathan J. Mazelsky	10-Q	10.1	09/30/24

10.38**	Letter Agreement by and between Jonathan (Jay) Mazelsky and IDEXX Laboratories, Inc., dated January 12, 2026.	8-K	10.3	01/13/26

10.39**	Form of CEO Stock Option Agreement for grant in 2021	10-Q	10.1	3/31/21

10.40**	Form of CEO Restricted Stock Agreement for grant in 2021	10-Q	10.2	3/31/21

10.41**	Form of Restricted Stock Unit for grants made to Jonathan J. Mazelsky beginning in 2022	10-K	10.43	12/31/21

10.42**	Form of Stock Option Agreement for grants made to the CEO beginning in 2022	10-K	10.44	12/31/21

10.43**	Letter Agreement by and between Michael (Mike) Erickson, PhD, and IDEXX Laboratories, Inc., dated January 12, 2026.	8-K	10.1	01/13/26

10.44**	Amended and Restated Change in Control Agreement by and between Michael (Mike) Erickson, PhD, and IDEXX Laboratories, Inc., dated January 12, 2026.	8-K	10.2	01/13/26

10.45**	Form of Director Stock Option Agreement	10-K	10.28	12/31/21

10.46**	Form of Director Restricted Stock Unit	10-K	10.29	12/31/21

10.47**	Form of Employee Stock Option Agreement for grants in 2010 to 2015	10-K	10.21	12/31/09

10.48**	Form of Employee Stock Option Agreement for grants in 2016 and 2017	10-K	10.20	12/31/15

10.49**	Form of Employee Stock Option Agreement for grants in 2018 and 2019	10-K	10.25	12/31/18

10.50**	Form of Employee Stock Option Agreement for grants in 2020 and 2021	10-K	10.28	12/31/19

10.51**	Form of Employee Stock Option Agreement for grants beginning in 2022.	10-K	10.34	12/31/21

10.52**	Form of Employee Restricted Stock Unit Agreement for grants in 2018 and 2019	10-K	10.26	12/31/18

10.53**	Form of Employee Restricted Stock Unit for grants in 2020 and 2021	10-K	10.32	12/31/19

10.54**	Form of Employee Restricted Stock Unit for grants beginning in 2022	10-K	10.41	12/31/21

10.55**	Form of Employee High-Performer Restricted Stock Unit beginning in 2022	10-K	10.42	12/31/21
10.56**	Form of Employee Performance-Based Restricted Stock Unit Agreement for Grants Prior to 2022	10-K	10.27	12/31/18

10.57**	Form of Employee Performance-Based Restricted Stock Unit Agreement (or Leveraged Restricted Stock Unit Agreement)	10-K	10.50	12/31/23

10.58**	Form of Confidential Information, Work Product, and Restrictive Covenant Agreement with each of the Company’s Executive Officers.	10-Q	10.1	3/31/22

Insider Trading Policy

19.1	Insider Trading Policy	10-K	19.1	12/31/24

Subsidiaries of the registrant

21	Subsidiaries of the Company				X

Consent of Independent Registered Public Accounting Firm

23	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.				X

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
					X

Section 1350 certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).				X

Policy relating to recovery of erroneously awarded compensation

97.1	IDEXX Laboratories, Inc. Clawback Policy	10-K	97.1	12/31/23

Interactive data file

101	The following financial and related information from IDEXX Laboratories, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Stockholders' Equity; (v) the Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.

*	Certain portions have been omitted as confidential information.

**	Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDEXX LABORATORIES, INC.

By: /s/ Jonathan J. Mazelsky
Date: February 20, 2026	Jonathan J. Mazelsky
President and Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jonathan J. Mazelsky	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2026
Jonathan J. Mazelsky

/s/ Andrew J. Emerson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 20, 2026
Andrew J. Emerson

/s/ Lawrence D. Kingsley	Non-Executive Board Chair	February 20, 2026
Lawrence D. Kingsley

/s/ Irene Chang Britt	Director	February 20, 2026
Irene Chang Britt

/s/ Bruce L. Claflin	Director	February 20, 2026
Bruce L. Claflin

/s/ Stuart M. Essig, PhD	Director	February 20, 2026
Stuart M. Essig, PhD

/s/ Joseph L. Hooley	Director	February 20, 2026
Joseph L. Hooley

/s/ Daniel M. Junius	Director	February 20, 2026
Daniel M. Junius

/s/ Karen Peacock	Director	February 20, 2026
Karen Peacock

/s/ Sam A. Samad	Director	February 20, 2026
Sam A. Samad

/s/ M. Anne Szostak	Director	February 20, 2026
M. Anne Szostak

/s/ Sophie V. Vandebroek, PhD	Director	February 20, 2026
Sophie V. Vandebroek, PhD