Form 10-Q
period 2026-03-31
IDEXX LABORATORIES INC /DE
filed 2026-05-05
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 78,882,997 on April 30, 2026.

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
Credit Facility
Our $1.25 billion five-year unsecured credit facility under our fourth amended and restated credit agreement, as amended; consisting of i) $1 billion revolving credit facility, also referred to as the revolving line of credit, ii) $250 million three-year term loan facility, and iii) flexibility to incur incremental revolving credit commitments and/or term loans in the aggregate principal amount of up to $250 million.

FASB	U.S. Financial Accounting Standards Board
LPD
Livestock, Poultry and Dairy, a reporting segment that provides diagnostic products and services for livestock and poultry health and measures the quality and safety of milk and improves producer efficiency.

Organic revenue growth	A non-GAAP financial measure that represents the percentage change in revenue, compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, and certain business acquisitions and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies.
Prime rate	The prime rate is an interest rate determined by individual banks. It is often used as a reference rate for many types of loans.
Reported revenue growth	The percentage change in revenue reported in accordance with U.S. GAAP, compared to the same period in the prior year.
SaaS	Software-as-a-service
SEC	U.S. Securities and Exchange Commission
Senior Note Agreements	Note purchase agreements for the private placement of senior notes, referred to as senior notes or long-term debt
SOFR	The secured overnight financing rate as administered by the Federal Reserve Board of New York (or a successor administrator of the secured overnight financing rate)
Term Loan	Three-year, unsecured term loan in the principal amount of $250 million under the Credit Facility
U.S. GAAP	Accounting principles generally accepted in the United States of America
Water	Water, a reporting segment that provides water microbiology testing products.

IDEXX LABORATORIES, INC.
Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025

ASSETS
Current Assets:
Cash and cash equivalents	$200,528	$180,070
Accounts receivable, net	603,544	552,378
Inventories	382,400	377,756
Other current assets	267,603	303,623
Total current assets	1,454,075	1,413,827
Long-Term Assets:
Property and equipment, net	740,382	747,380
Operating lease right-of-use assets	121,395	123,228
Goodwill	412,104	414,004
Intangible assets, net	104,750	109,843
Other long-term assets	552,791	542,477
Total long-term assets	1,931,422	1,936,932
TOTAL ASSETS	$3,385,497	$3,350,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$129,974	$110,408
Accrued liabilities	453,552	530,147
Credit facility	530,000	398,000
Current portion of long-term debt	149,997	74,995
Current portion of deferred revenue	36,328	35,264
Total current liabilities	1,299,851	1,148,814
Long-Term Liabilities:
Deferred income tax liabilities	44,595	31,865
Long-term debt, net of current portion	299,854	374,842
Long-term deferred revenue, net of current portion	32,313	32,177
Long-term operating lease liabilities, net of current portion	98,747	101,151
Other long-term liabilities	54,034	56,527
Total long-term liabilities	529,543	596,562
Total liabilities	1,829,394	1,745,376

Commitments, Contingencies and Guarantees (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 108,500 shares in 2026 and 108,369 shares in 2025; Outstanding: 79,240 shares in 2026 and 79,712 shares in 2025	10,850	10,837
Additional paid-in capital	1,861,079	1,826,750
Deferred stock units: Outstanding: 60 units in 2026 and 59 units in 2025	6,169	6,094
Retained earnings	6,670,348	6,391,902
Accumulated other comprehensive loss	(64,940)	(68,844)
Treasury stock, at cost: 29,261 shares in 2026 and 28,657 shares in 2025	(6,927,403)	(6,561,356)
Total stockholders’ equity	1,556,103	1,605,383
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,385,497	$3,350,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Revenue:
Product revenue	$666,124	$573,051
Service revenue	474,696	425,376
Total revenue	1,140,820	998,427
Cost of Revenue:
Cost of product revenue	194,428	175,532
Cost of service revenue	223,653	199,516
Total cost of revenue	418,081	375,048
Gross profit	722,739	623,379
Expenses:
Sales and marketing	175,250	156,223
General and administrative	119,115	91,561
Research and development	65,788	59,061
Total operating expenses	360,153	306,845
Income from operations	362,586	316,534
Interest expense	(7,741)	(7,666)
Interest income	597	1,216
Income before provision for income taxes	355,442	310,084
Provision for income taxes	76,996	67,407
Net income	$278,446	$242,677

Earnings per Share:
Basic	$3.50	$2.98
Diluted	$3.47	$2.96
Weighted Average Shares Outstanding:
Basic	79,648	81,319
Diluted	80,162	81,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Net income	$278,446	$242,677
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,421)	18,101
Reclassification adjustments for defined benefit plans (gain) loss included in net income, net of tax (expense) benefit of $25 in 2026 and $22 in 2025	135	116
Unrealized gain (loss) on Euro-denominated notes, net of tax expense (benefit) of $0 in 2026 and $(131) in 2025	—	(3,006)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on foreign currency exchange contracts, net of tax expense (benefit) of $1,849 in 2026 and $(2,573) in 2025	5,365	(5,153)
Unrealized gain (loss) on cross currency swaps, net of tax expense (benefit) of $1,446 in 2026 and $(1,125) in 2025	4,578	(3,605)
Unrealized gain (loss) on interest rate swap, net of tax expense (benefit) of $469 in 2026 and $18 in 2025	1,483	59
Reclassification adjustments for (gain) loss included in net income, net of tax (expense) benefit of $(119) in 2026 and $(1,111) in 2025	(236)	(2,958)
Unrealized gain (loss) on derivative instruments	11,190	(11,657)
Other comprehensive income (loss), net of tax	3,904	3,554
Comprehensive income	$282,350	$246,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2025	108,369	$10,837	$1,826,750	$6,094	$6,391,902	$(68,844)	$(6,561,356)	$1,605,383
Net income	—	—	—	—	278,446	—	—	278,446
Other comprehensive gain, net of tax	—	—	—	—	—	3,904	—	3,904
Repurchases of common stock, net of issuances	—	—	—	—	—	—	(366,047)	(366,047)
Common stock issued for share-based compensation plans, including excess tax benefit	131	13	18,013	51	—	—	—	18,077
Share-based compensation cost	—	—	16,316	24	—	—	—	16,340
Balance March 31, 2026	108,500	$10,850	$1,861,079	$6,169	$6,670,348	$(64,940)	$(6,927,403)	$1,556,103

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2024	107,836	$10,784	$1,673,863	$5,885	$5,332,438	$(93,645)	$(5,334,012)	$1,595,313
Net income	—	—	—	—	242,677	—	—	242,677
Other comprehensive gain, net of tax	—	—	—	—	—	3,554	—	3,554
Repurchases of common stock, net of issuances	—	—	—	—	—	—	(415,260)	(415,260)
Common stock issued for share-based compensation plans, including excess tax benefit	80	8	7,135	(29)	—	—	—	7,114
Share-based compensation cost	—	—	14,615	—	—	—	—	14,615
Balance March 31, 2025	107,916	$10,792	$1,695,613	$5,856	$5,575,115	$(90,091)	$(5,749,272)	$1,448,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Cash Flows from Operating Activities:
Net income	$278,446	$242,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,683	34,063
Impairment charge	5,000	—
Provision for credit losses	3,942	2,890
Deferred income taxes	13,890	3,948
Share-based compensation expense	16,340	14,615
Other	695	456
Changes in assets and liabilities:
Accounts receivable	(56,808)	(45,240)
Inventories	2,239	2,163
Other assets and liabilities	(46,396)	(9,487)
Accounts payable	11,217	(8,123)
Net cash provided by operating activities	266,248	237,962
Cash Flows from Investing Activities:
Purchases of property and equipment	(31,984)	(30,026)
Acquisition of intangible assets	(1,800)	—
Equity investments	(799)	—
Proceeds from net investment hedges	1,039	416
Net cash used by investing activities	(33,544)	(29,610)
Cash Flows from Financing Activities:
Borrowings under credit facility, net	132,000	69,500
Repurchases of common stock	(351,036)	(400,890)
Proceeds from exercises of stock options and employee stock purchase plans	18,161	7,193
Shares withheld for statutory tax withholding payments on restricted stock	(10,555)	(6,124)
Net cash used by financing activities	(211,430)	(330,321)
Net effect of changes in exchange rates on cash	(816)	(2,327)
Net increase (decrease) in cash and cash equivalents	20,458	(124,296)
Cash and cash equivalents at beginning of period	180,070	288,266
Cash and cash equivalents at end of period	$200,528	$163,970

Supplemental Cash Flow Information:
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$8,274	$10,702

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

Changes in deferred revenue during the period ended March 31, 2025, was recast and aggregated with other assets and liabilities to reconcile net income to net cash provided by operating activities on the unaudited condensed consolidated statements of cash flows to conform to the current‑period presentation. The recast had no impact on net cash provided by operating activities for any period presented.

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The condensed consolidated balance sheet data as of December 31, 2025, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).

The preparation of our condensed consolidated financial statements requires us to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, judgments, assumptions, and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenues and expenses.

NOTE 2.    ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026, are consistent with those discussed in “Note 2. Summary of Significant Accounting Policies” to the consolidated financial statements in our 2025 Annual Report, and as updated below.

New Accounting Pronouncements Adopted

In July 2025, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This amendment provides an optional practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses on current accounts receivable and contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” We adopted ASU 2025-05 effective January 1, 2026, and elected the practical expedient provided in the guidance. Adoption of the standard did not have a material impact on our consolidated financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which amends the existing standard related to accounting for internal-use software development costs. The amendments modernize the recognition and capitalization framework to better align with current software development practices by removing references to project stages and clarify the criteria for capitalization, which begins when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the timing of adoption and do not expect the adoption of ASU 2025-06 to have a material impact on the consolidated financial statements or related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” to provide disaggregated disclosures of specific expense categories underlying all relevant income statement expense line items on an annual and interim basis. The disclosure requirements will apply on a prospective basis, with the option to apply them retrospectively. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are evaluating ASU 2024-03 to determine its impact on our consolidated financial statements and related disclosures.

NOTE 3.    REVENUE

Revenues by Product and Service Categories and by Principal Geographic Areas

We present disaggregated revenue for our Companion Animal Group (“CAG”) segment based on major product and service categories. Our Water and Livestock, Poultry and Dairy (“LPD”) segments comprise a single major product category.

The following table presents revenue by major product and service categories:

(in thousands)	For the Three Months Ended March 31,
	2026	2025
CAG segment revenue:
CAG Diagnostics recurring revenue:
IDEXX VetLab consumables	$412,582	$344,779
Rapid assay products	84,938	84,034
Reference laboratory diagnostic and consulting services	386,179	344,406
CAG Diagnostics services and accessories	36,614	33,048
Total CAG Diagnostics recurring revenue	920,313	806,267

CAG Diagnostics capital - instruments	42,449	31,994

Veterinary software, services and diagnostic imaging systems:
Recurring revenue	73,536	65,793
Systems and hardware	17,754	15,782
Total veterinary software, services and diagnostic imaging systems	91,290	81,575

CAG segment revenue	1,054,052	919,836
Water segment revenue	50,265	45,321
LPD segment revenue	32,483	28,596
Other revenue	4,020	4,674
Total revenue	$1,140,820	$998,427

The following table presents revenue by principal geographic area, based on customers’ domiciles:

(in thousands)	For the Three Months Ended March 31,
	2026	2025
United States	$725,232	$654,861
Europe, the Middle East and Africa	257,051	204,547
Asia Pacific	94,382	81,733
Canada	40,940	37,300
Latin America & Caribbean	23,215	19,986
Total revenue	$1,140,820	$998,427

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

Free or Discounted Instruments and Systems. Many of our customer commitment arrangements provide customers with free or discounted instruments or systems upon entering into multi-year arrangements to purchase minimum annual amounts of products and services. We allocate total consideration, including future committed purchases and expected price adjustments, based on relative standalone selling prices to identified performance obligations and recognize instrument revenue and cost at the time of installation and customer acceptance in advance of billing the customer, which is also when the customer obtains control of the instrument based on legal title transfer. Our right to future consideration related to instrument revenue is recorded as a contract asset within other current and long-term assets. The contract assets are reclassified to accounts receivable when customers are billed for products and services over the term of the arrangement. We have determined that these arrangements do not include a significant financing component.

On December 31, 2025, our contract assets were $312.7 million, of which approximately $20.6 million were reclassified to accounts receivable when customers were billed for related products and services during the three months ended March 31, 2026. Furthermore, as a result of new placements under commitment arrangements, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our contract assets were $318.7 million as of March 31, 2026. We monitor customer purchases over the term of their arrangement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the three months ended March 31, 2026 and 2025, were not material.

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

On December 31, 2025, our capitalized consideration paid to customers was $250.1 million, of which approximately $19.2 million was recognized as a reduction of revenue during the three months ended March 31, 2026, compared to $16.5 million during the three months ended March 31, 2025. Furthermore, as a result of new payments to customers, net of subsequent recognition, our capitalized consideration paid to customers was $264.6 million as of March 31, 2026. We monitor customer purchases over the term of their arrangement to assess the realizability of capitalized consideration paid to customers and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the three months ended March 31, 2026 and 2025, were not material.

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

On December 31, 2025, our deferred revenue related to rebate and up-front consideration arrangements was $35.3 million, of which approximately $2.5 million were recognized when customers purchased eligible products and services during the three months ended March 31, 2026, compared to $2.8 million during the three months ended March 31, 2025. Furthermore, as a result of new customer purchases under rebate and up-front consideration arrangements, net of subsequent recognition, our deferred revenue was $35.5 million as of March 31, 2026, of which approximately 21%, 27%, 21%, 16%, and 15% are expected to be recognized during the remainder of 2026, the full years 2027, 2028, 2029, and thereafter, respectively.

For our customer commitment arrangements, we estimate future revenues related to multi-year arrangements to be approximately $4.9 billion, of which approximately 22%, 26%, 23%, 15%, and 14% are expected to be recognized during the remainder of 2026, the full years 2027, 2028, 2029, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to future purchases, net of the expected revenue reductions from consideration paid to customers and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

Instrument Rental Arrangements. Revenues from instrument rental and reagent rental arrangements are recognized either as operating leases on a ratable basis over the term of the arrangement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental arrangements in equal monthly amounts over the term of the rental arrangement. For some arrangements, customers are provided with the right to purchase the instrument at the end of the lease term. Our reagent rental arrangements provide customers the right to use our instruments upon entering into multi-year arrangements to purchase minimum annual amounts of consumables. These types of arrangements include an embedded lease for the right to use our instrument, and we determine the amount of lease revenue allocated to the instrument based on relative standalone selling prices. Lease revenues are presented in product revenue on our consolidated income statement. Lease revenues were approximately $3.8 million for the three months ended March 31, 2026, compared to $3.3 million for the three months ended March 31, 2025, including both operating leases and sales-type leases.

Sales-type Reagent Rental Arrangements. Our reagent rental arrangements that effectively transfer control of instruments to our customers are classified as sales-type leases, and we recognize instrument revenue and cost in advance of billing the customer at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is reclassified to accounts receivable when customers are billed for products and services over the term of the arrangement. On December 31, 2025, our lease receivable assets were $18.0 million, of which approximately $1.4 million was reclassified to accounts receivable when customers were billed for related products and services during the three months ended March 31, 2026. Furthermore, as a result of new placements under sales-type reagent rental arrangements, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $17.5 million as of March 31, 2026. The impacts of discounting and unearned income as of March 31, 2026 and 2025, were not material. Profit and loss recognized at the commencement date and interest income during the three months ended March 31, 2026 and 2025, were not material. We monitor customer purchases over the term of their arrangement to assess the realizability of our lease receivable assets. Impairments during the three months ended March 31, 2026 and 2025, were not material.

Operating-type Reagent Rental Arrangements. Our reagent rental arrangements that do not effectively transfer control of instruments to our customers are classified as operating leases, and we recognize instrument revenue and costs ratably over the term of the arrangement. The cost of the instrument is capitalized within property and equipment. During the three months ended March 31, 2026, we transferred instruments of $1.7 million, compared to $3.3 million during the three months ended March 31, 2025, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental arrangements of approximately $102.0 million, of which approximately 18%, 21%, 19%, 16%, and 26% are expected to be recognized during the remainder of 2026, and the full years 2027, 2028, 2029, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of expected price adjustments, and as a result are lower than stated contractual commitments by our customers.

Deferred Extended Warranties and Post-Contract Support Revenue

On December 31, 2025, our deferred revenue related to extended warranties and post-contract support was $27.1 million, of which approximately $16.8 million was recognized during the three months ended March 31, 2026, compared to $16.0 million during the three months ended March 31, 2025. Furthermore, as a result of new arrangements, our deferred revenue related to extended warranties and post-contract support was $27.3 million at March 31, 2026. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $9.4 million at March 31, 2026, of which approximately 31%, 34%, 19%, 9%, and 7% are expected to be recognized during the remainder of 2026, and the full years 2027, 2028, 2029, and thereafter, respectively. We have determined these arrangements do not include a significant financing component. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less, and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less.

Costs to Obtain a Contract

On December 31, 2025, our deferred commission costs, included within other current and long-term assets, were $21.4 million, of which approximately $2.1 million of commission expense was recognized during the three months ended March 31, 2026, compared to $1.8 million during the three months ended March 31, 2025. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $21.3 million at March 31, 2026. Impairments of deferred commission costs during the three months ended March 31, 2026 and 2025, were not material.

NOTE 4.    ACQUISITIONS, ASSET PURCHASES AND INVESTMENTS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range, customer base, or existing product and service lines. From time to time, we acquire reference laboratories, radiology practices, and other businesses or assets that we account for as either asset purchases or business combinations, depending on facts and circumstances. We also may acquire noncontrolling minority interests in business entities, which we recognize as equity investments, and commercial rights to certain technology through licensing agreements.

Asset Purchase

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
NOTE 5.    SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units, performance-based restricted stock units, and employee stock purchase rights awarded during the three months ended March 31, 2026, totaled $79.0 million, compared to $64.8 million for the three months ended March 31, 2025. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding as of March 31, 2026, was $120.4 million, which will be recognized over a weighted average period of approximately 1.9 years. During the three months ended March 31, 2026, we recognized share-based compensation expenses of $16.3 million, compared to $14.6 million for the three months ended March 31, 2025.

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

Accounts Receivable

The allowance for credit losses associated with accounts receivable was $14.3 million and $11.3 million as of March 31, 2026, and December 31, 2025, respectively. The amount of accounts receivable reflected on the balance sheet is net of this allowance. As of March 31, 2026, approximately 88% of our accounts receivable had not yet reached the invoice due date and approximately 12% were considered past due. As of December 31, 2025, approximately 87% of our accounts receivable had not yet reached the invoice due date and approximately 13% were considered past due.

Contract Assets and Lease Receivables

The allowance for credit losses associated with contract assets and lease receivables was $8.8 million and $8.6 million as of March 31, 2026, and December 31, 2025, respectively. The assets reflected on the balance sheet are net of these allowances.

NOTE 7.    INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and factors in assumptions of future demand, market conditions, remaining shelf life, or product functionality. The components of inventories were as follows:

(in thousands)	March 31, 2026	December 31, 2025

Raw materials	$98,396	$96,299
Work-in-process	34,140	32,588
Finished goods	249,864	248,869
Total inventories	$382,400	$377,756
NOTE 8.    LEASE COMMITMENTS

Maturities of operating lease liabilities were as follows:

(in thousands)	March 31, 2026

2026 (remainder of year)	$23,632
2027	30,329
2028	24,452
2029	19,595
2030	12,444
Thereafter	34,885
Total lease payments	145,337
Less imputed interest	(19,737)
Total operating lease liabilities (current and long-term)	$125,600

Total minimum future lease payments for leases that have not commenced as of March 31, 2026, are approximately $3.2 million, and will commence in May of 2026.

Supplemental cash flow information for leases was as follows:

(in thousands)	For the Three Months Ended March 31,
	2026	2025

Cash paid for amounts included in the measurement of operating lease liabilities	$8,449	$7,588
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations	$5,667	$4,645

NOTE 9.    OTHER CURRENT AND LONG-TERM ASSETS

Other Current Assets

Other current assets consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025

Contract assets, net (1)	$77,699	$75,828
Consideration paid to customers	76,863	73,563
Prepaid expenses	64,345	57,900
Taxes receivable	15,969	64,985
Other assets	32,727	31,347
Total other current assets	$267,603	$303,623

(1) Contract assets, net, are net of allowances for credit losses. Refer to "Note 6. Credit Losses."

Other Long-Term Assets

Other long-term assets consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025

Contract assets, net (1)	$240,955	$236,906
Consideration paid to customers	187,710	176,583
Equity investments	27,559	31,760
Investments in long-term product supply arrangements	26,028	26,721
Deferred income taxes	23,272	27,871
Other assets	47,267	42,636
Total other long-term assets	$552,791	$542,477

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

(in thousands)	For the Three Months Ended March 31,
	2026	2025

Payment obligations outstanding at the beginning of the period	$6,249	$5,967
Payment obligations additions during the period	13,112	14,994
Payment obligations settled during the period	(12,525)	(12,300)
Payment obligations outstanding at the end of the period	$6,836	$8,661

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025

Accrued employee compensation and related expenses	$144,619	$212,444
Accrued expenses	112,451	114,331
Accrued customer incentives and refund obligations	89,603	87,630
Accrued taxes	80,026	88,668
Current lease liabilities	26,853	27,074
Total accrued liabilities	$453,552	$530,147

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025

Accrued taxes	$14,539	$14,452
Other accrued long-term expenses	39,495	42,075
Total other long-term liabilities	$54,034	$56,527
NOTE 11.    DEBT

Credit Facility

As of March 31, 2026, we had $530.0 million in outstanding borrowings under our $1.25 billion five-year unsecured credit facility (the “Credit Facility”), of which $250.0 million is a three-year, unsecured term loan (the “Term Loan”), with a weighted average effective interest rate for the three months ended March 31, 2026, of 4.7%, excluding any impact of our interest rate swap. At December 31, 2025, we had $398.0 million outstanding under the Credit Facility, of which $250.0 million is the Term Loan, with a full year weighted average effective interest rate of 5.3%, excluding any impact of our interest rate swap. At March 31, 2026, we had remaining borrowing availability of $718.2 million under our $1.25 billion Credit Facility. The funds available under our Credit Facility reflect a reduction due to the issuance of letters of credit, which were primarily issued in connection with our workers’ compensation insurance policy, for $1.8 million.

Borrowings in U.S. dollars under our Credit Facility bear interest at a per annum rate, determined at our option, equal to either of the following as defined in the credit agreement for our Credit Facility: (1) a base rate (determined as the greatest of (i) the prime rate, (ii) the NYFRB Rate plus 0.50% and (iii) the Adjusted Term SOFR Rate for a one-month Interest Period plus 1% (but not less than 1%)), plus a margin rate ranging from 0.0% to 0.375% based on our consolidated leverage ratio; (2) the Adjusted Term SOFR Rate, plus a margin rate ranging from 0.875% to 1.375% based on our consolidated leverage ratio; or (3) the Adjusted Daily Simple SOFR Rate, plus a margin rate ranging from 0.875% to 1.375% based on our consolidated leverage ratio. In addition to U.S. dollar borrowings, borrowings under our Credit Facility are also available in certain specific foreign currencies, bearing interest based on rates customary for such foreign currencies and subject to the same applicable margin rates based on our consolidated leverage ratio as for our U.S. dollar borrowings. Under our Credit Facility, we also pay on a quarterly basis commitment fees ranging from 0.075% to 0.25% per annum, based on our consolidated leverage ratio, on any unused commitment.

We have entered into an interest rate swap contract to reduce the effect of variable interest obligations of our Term Loan. Refer to “Note 19. Hedging Instruments” for a discussion of our derivative instruments and hedging activity.

The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under our Credit Facility, which includes customary events of default, including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the failure to pay specified indebtedness, and a change of control default. Our Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of sanctions laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, share-based compensation expense, and certain other non-cash losses and charges, which is defined as the consolidated leverage ratio under the terms of our Credit Facility, not to exceed 3.5-to-1. As of March 31, 2026, we were in compliance with the covenants of our Credit Facility.

Senior Notes

The following describes all of our currently outstanding unsecured senior notes issued and sold in private placements (collectively, the “Senior Notes”) as of March 31, 2026:

(Principal Amounts in thousands)
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

The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of sanctions laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, share-based compensation expense, and certain other non-cash losses and charges, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. As of March 31, 2026, we were in compliance with the covenants of the Senior Note Agreements.

Should we elect to prepay the Senior Notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Senior Note Agreements. Additionally, in the event of a change in control of the Company or upon the disposition of certain assets of the Company the proceeds of which are not reinvested (as defined in the Senior Note Agreements), we may be required to prepay all or a portion of the Senior Notes. The obligations under the Senior Notes may be accelerated upon the occurrence of an event of default under the applicable Senior Note Agreement, each of which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to ERISA, the failure to pay specified indebtedness, and a change of control default.

NOTE 12.    REPURCHASES OF COMMON STOCK

We primarily acquire shares of our common stock by repurchases in the open market. We also acquire shares that are surrendered by employees in payment for the statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three months ended March 31, 2026 and 2025, was not material. The Inflation Reduction Act of 2022 imposed a 1% excise tax on the value of shares repurchased in the open market, net of a reduction for eligible stock issuances, which is included in the cost of treasury stock acquired in open market repurchases.

We have recognized approximately $10.8 million and $8.5 million in accrued liabilities related to the timing of settlements for share repurchases as of March 31, 2026 and 2025, respectively.

The following table is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrenders:

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2026	2025

Shares repurchased in the open market	588	931
Shares acquired through employee surrenders for statutory tax withholding	17	14
Total shares repurchased	605	945

Cost of shares repurchased in the open market	$360,833	$409,215
Cost of shares for employee surrenders	10,555	6,124
Total cost of shares	$371,388	$415,339

Average cost per share - open market repurchases	$613.87	$439.64
Average cost per share - employee surrenders	$629.35	$444.52
Average cost per share - total	$614.30	$439.71
NOTE 13.    INCOME TAXES

Our effective income tax rates were 21.7% for the three months ended March 31, 2026 and 2025. Compared to the prior period, the favorable impacts on the effective tax rate, comprised primarily of an increase in tax benefits related to share-based compensation, were offset by unfavorable impacts that included higher non-deductible expenses.

The effective tax rates for the three months ended March 31, 2026 and 2025 were higher than the U.S. federal statutory tax rate of 21% primarily due to U.S. state taxes, partially offset by tax benefits from share-based compensation.

Cash paid for income taxes, net of refunds, during the three months ended March 31, 2026 and 2025, were $22.3 million and $15.6 million, respectively.

NOTE 14.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in Accumulated Other Comprehensive Income (“AOCI”), net of tax, consisted of the following:

	For the Three Months Ended March 31, 2026
	Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2025	$(2,514)	$(338)	$(2,507)	$(3,981)	$(2,529)	$(56,975)	$(68,844)
Other comprehensive income (loss) before reclassifications	5,365	1,483	—	4,578	—	(7,421)	4,005
Reclassified from accumulated other comprehensive income	(80)	(156)	—	—	135	—	(101)
Balance as of March 31, 2026	$2,771	$989	$(2,507)	$597	$(2,394)	$(64,396)	$(64,940)

	For the Three Months Ended March 31, 2025
	Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2024	$12,785	$542	$6,451	$7,409	$(3,908)	$(116,924)	$(93,645)
Other comprehensive income (loss) before reclassifications	(5,153)	59	(3,006)	(3,605)	—	18,101	6,396
Reclassified from accumulated other comprehensive income	(2,711)	(247)	—	—	116	—	(2,842)
Balance as of March 31, 2025	$4,921	$354	$3,445	$3,804	$(3,792)	$(98,823)	$(90,091)

The following table presents components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended March 31,
		2026	2025

Foreign currency exchange contracts	Cost of revenue	$150	$3,745
	Provision for income taxes	(70)	(1,034)
	Gain (loss), net of tax	$80	$2,711

Interest rate swap contracts	Interest expense	$205	$324
	Provision for income taxes	(49)	(77)
	Gain (loss), net of tax	$156	$247

Defined benefit plans	Cost of revenue and operating expenses	$(160)	$(138)
	Provision for income taxes	25	22
	Gain (loss), net of tax	$(135)	$(116)
NOTE 15.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to our stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the total unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase our common stock at the average market price during the period. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed, and issuance is not contingent. Refer to “Note 5. Share-Based Compensation” to the consolidated financial statements in our 2025 Annual Report for additional information regarding deferred stock units.

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Three Months Ended March 31,
	2026	2025

Shares outstanding for basic earnings per share	79,648	81,319

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	79,648	81,319
Dilutive effect of share-based payment awards	514	603
Total shares outstanding for basic and diluted earnings per share	80,162	81,922

Certain awards and options to acquire shares have been excluded from the calculation of weighted average shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Three Months Ended March 31,
	2026	2025

Weighted average number of shares underlying anti-dilutive awards	1	46
Weighted average number of shares underlying anti-dilutive options	151	537
NOTE 16.    COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

Refer to “Note 8. Lease Commitments” for more information regarding our lease commitments.

Contingencies

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could exceed our accruals. Our accruals with respect to actual and threatened litigation were not material as of March 31, 2026.

We were a defendant in a litigation involving an alleged breach of contract for underpayment of royalty payments made from 2004 through 2017 under an expired patent license agreement. In April 2025, at the conclusion of the proceedings at the trial and appellate courts, we paid a judgment in the amount of approximately $80.0 million, which was accrued in prior years, and the plaintiff executed a satisfaction and release of judgment, which was filed with the trial court, concluding this matter.

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

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases, those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and, based on our analysis of the nature of the risks involved, we believe that the fair value of potential indemnification under these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations as of March 31, 2026, and December 31, 2025.

When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. As of March 31, 2026, and December 31, 2025, we do not have any material pre-acquisition liabilities recorded.

NOTE 17.    SEGMENT REPORTING

We operate primarily through three reportable segments: Companion Animal Group (“CAG”), Water quality products (“Water”), and Livestock, Poultry and Dairy (“LPD”). CAG provides diagnostics and information management products and services for the companion animal veterinary industry and the biomedical research community. Water provides testing solutions and related instrumentation for the detection and quantification of various microbiological parameters in water. LPD provides diagnostic tests, services, and related instrumentation that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to measure the quality and safety of milk. Our Other operating segment combines and presents our human medical diagnostic business with our out-licensing arrangement because they do not meet the quantitative or qualitative thresholds for reportable segments.

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

The accounting principles used in the preparation of the segment information are the same as those used for the consolidated financial statements. Intersegment revenues, which are not included in the tables below, were not material for the three months ended March 31, 2026 and 2025. Refer to “Note 3. Revenue” for a summary of disaggregated revenue by segment and by major product and service category for the three months ended March 31, 2026 and 2025. Assets are not allocated to segments for internal reporting purposes and are not included in the review performed by the CODM for purposes of assessing segment performance and allocation of resources. Certain corporate expenses are allocated to the segments, including depreciation and amortization. Foreign currency transaction gains and losses for all operating segments are reported within Other and are reconciled in the table below.

The following tables are a summary of reportable segment performance with Other to reconcile to the total consolidated for the three months ended March 31, 2026 and 2025:

(in thousands)	For the Three Months Ended March 31, 2026
	CAG	Water	LPD	Total

Total revenues from reportable segments	$1,054,052	$50,265	$32,483	$1,136,800
Reconciliation of revenue
Other revenues				4,020
Total consolidated revenue				$1,140,820
Cost of revenue	386,543	13,728	15,573
Segment gross profit	$667,509	$36,537	$16,910	$720,956

Reconciliation of operating profit (segment profit)
Segment gross profit				$720,956
Segment operating expenses				(358,442)
Other operating profit (excluding unallocated amounts)				516
Unallocated amounts
Foreign currency transaction losses, net				(444)
Interest expense				(7,741)
Interest income				597
Income before provision for income taxes				$355,442

(in thousands)	For the Three Months Ended March 31, 2025
	CAG	Water	LPD	Total

Total revenues from reportable segments	$919,836	$45,321	$28,596	$993,753
Reconciliation of revenue
Other revenues				4,674
Total consolidated revenue				$998,427
Cost of revenue	345,013	13,248	14,231
Segment gross profit	$574,823	$32,073	$14,365	$621,261

Reconciliation of operating profit (segment profit)
Segment gross profit				$621,261
Segment operating expenses				(305,164)
Other operating profit (excluding unallocated amounts)				1,108
Unallocated amounts
Foreign currency transaction gains (losses)				(671)
Interest expense				(7,666)
Interest income				1,216
Income before provision for income taxes				$310,084

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2, or transfers in or out of Level 3, of the fair value hierarchy for the periods presented.

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

The amounts outstanding under our unsecured Credit Facility and senior notes (“long-term debt”) are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. As of March 31, 2026, the estimated fair value and carrying value of our long-term debt were $437.0 million and $450.0 million, respectively. As of December 31, 2025, the estimated fair value and carrying value of our long-term debt were $444.8 million and $450.0 million, respectively.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2026

Assets
Money market funds (1)	$3,500	$—	$—	$3,500
Foreign currency exchange contracts (2)	$—	$7,484	$—	$7,484
Cross currency swaps (2)	$—	$4,250	$—	$4,250
Interest rate swap (3)	$—	$1,301	$—	$1,301
Liabilities
Cross currency swaps (2)	$—	$9,796	$—	$9,796
Foreign currency exchange contracts (2)	$—	$3,873	$—	$3,873
Contingent consideration	$—	$—	$1,892	$1,892

(in thousands)
As of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2025

Assets
Cross currency swaps (2)	$—	$1,700	$—	$1,700
Foreign currency exchange contracts (2)	$—	$2,793	$—	$2,793
Liabilities
Cross currency swaps (2)	$—	$13,270	$—	$13,270
Foreign currency exchange contracts (2)	$—	$6,661	$—	$6,661
Interest rate swap (3)	$—	$446	$—	$446
Contingent Consideration	$—	$—	$1,800	$1,800

(1)Money market funds with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents consisted of demand deposits.
(2)Cross currency swaps and foreign currency exchange contracts are included within other current assets, other long-term assets, accrued liabilities, or other long-term liabilities depending on the gain (loss) position and anticipated settlement date.
(3)Interest rate swaps are included within other current assets or other long-term liabilities.

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

We recognize all hedging instrument assets and liabilities on the balance sheet at fair value at the balance sheet date. Hedging instruments that do not qualify for hedge accounting treatment are recorded at fair value through earnings. To qualify for hedge accounting treatment, hedging instruments must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the hedging instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated hedging instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Refer to “Note 14. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on the unaudited condensed consolidated statements of income for the three months ended March 31, 2026 and 2025.

We enter into master netting arrangements with the counterparties to our derivative transactions which permit certain outstanding receivables and payables to be offset in the event of default. Our derivative contracts do not require either party to post cash collateral. We elect to present our derivative assets and liabilities in the accompanying unaudited condensed consolidated balance sheets on a gross basis. All cash flows related to our foreign currency exchange contracts are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged.

Our subsidiaries enter into foreign currency exchange contracts to reduce the exchange risk associated with their forecasted intercompany inventory purchases and sales for the next year. We may also enter into other foreign currency exchange contracts, cross currency swaps, or foreign-denominated debt issuances to reduce the impact of foreign currency fluctuations associated with specific balance sheet exposures, including net investments in certain foreign subsidiaries.

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

We did not de-designate any instruments from hedge accounting treatment during the three months ended March 31, 2026, or 2025. Gains and losses related to hedge ineffectiveness recognized in earnings during the three months ended March 31, 2026 and 2025, were not material. As of March 31, 2026, the estimated amount of gains, net of tax, from our foreign exchange contracts which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $1.3 million if exchange rates do not fluctuate from the levels as of March 31, 2026. As of March 31, 2026, the estimated amount of gains, net of tax, from our interest rate swap contract which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $0.7 million if interest rates do not fluctuate from the levels as of March 31, 2026.

Interest Rate Swaps: We have entered into an interest rate swap contract to reduce the effect of variable interest obligations of our Term Loan. Beginning in November 2025 through November 2028, the variable interest rate associated with $250.0 million of borrowings outstanding under our Credit Facility became effectively fixed at 3.4% plus the applicable credit spread. Our previous interest rate swap contract, from March 2023 through October 2025, on the variable interest rate associated with the $250.0 million of borrowings under our Credit Facility, was effectively fixed at 3.9% plus the applicable credit spread.

Foreign Currency Exchange Contracts: We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Japanese yen, Canadian dollar, and Australian dollar. We have additional unhedged foreign currency exposures related to intercompany foreign transactions and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $384.6 million and $397.6 million as of March 31, 2026, and December 31, 2025, respectively.

The following table presents the effects of cash flow hedge accounting on our unaudited condensed consolidated statements of income and comprehensive income, and provides information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)	Financial statement line items in which effects of cash flow hedges are recorded	Three Months Ended March 31,
		2026	2025
Foreign currency exchange contracts	Cost of revenue	$418,081	$375,048
Gain (loss) reclassified from accumulated other comprehensive income into net income		$150	$3,745

Interest rate swap contract	Interest expense	$(7,741)	$(7,666)
Gain (loss) reclassified from accumulated other comprehensive income into net income		$205	$324

Net Investment Hedges, Euro-Denominated Notes

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes that were due June 18, 2025. We designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in the translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than earnings. We recorded a loss of $3.0 million, net of tax, within AOCI as a result of net investment hedge activity for the three months ended March 31, 2025. At the maturity of the 1.785% Series C Senior Notes in June 2025, we paid the notional amount of €88.9 million, equivalent to $103.4 million at the date of payment. Refer to “Note 13. Debt” to the consolidated financial statements included in our 2025 Annual Report for further information regarding these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

We have entered into cross currency swap contracts as a hedge of our net investment in certain foreign subsidiaries to reduce the volatility caused by changes in foreign currency exchange rates relative to the U.S. dollar. The cross currency swaps outstanding as of March 31, 2026, have maturity dates beginning on March 31, 2028, through September 11, 2032.

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

The changes in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated or all or a portion of the hedge no longer qualifies for hedge accounting treatment. We recorded a gain of $4.6 million and a loss of $3.6 million, net of tax, within AOCI as a result of these net investment hedges, during the three months ended March 31, 2026, and 2025, respectively. We receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $1.0 million related to the excluded component as a reduction of interest expense for the three months ended March 31, 2026, and $0.4 million for the three months ended March 31, 2025.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following:

(in thousands)		Hedging Assets
		March 31, 2026	December 31, 2025
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$5,416	$2,793
Interest rate swap contract	Other current assets	1,301	—
Foreign currency exchange contracts	Other long-term assets	2,068	—
Cross currency swaps	Other long-term assets	4,250	1,700
Total derivative instruments presented as hedging instruments on the balance sheet		13,035	4,493
Gross amounts subject to master netting arrangements not offset on the balance sheet		(3,186)	(1,941)
Net amount		$9,849	$2,552

(in thousands)		Hedging Liabilities
		March 31, 2026	December 31, 2025
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$3,873	$6,661
Cross currency swaps	Other long-term liabilities	9,796	13,270
Interest rate swap contract	Other long-term liabilities	—	446
Total derivative instruments presented as hedging instruments on the balance sheet		13,669	20,377
Gross amounts subject to master netting arrangements not offset on the balance sheet		(3,186)	(1,941)
Net amount		$10,483	$18,436

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to, among other things, our expectations regarding revenue recognition timing and amounts; business trends, earnings, and other measures of financial performance; projected impact of foreign currency exchange rates and hedging activities; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; the working capital and liquidity outlook; critical accounting estimates; and inflation. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including, among other things, the adverse impact, and the duration, of macroeconomic events, conditions, and uncertainties, such as geopolitical instability (including wars, terrorist attacks, and armed conflicts), general economic uncertainty, changes in U.S. and other countries’ tariff and trade policies, inflationary pressures, severe weather and other natural conditions, and supply chain challenges on our business, results of operations, liquidity, financial condition, and stock price, as well as the other matters described under the headings “Business,” “Risk Factors,” “Legal Proceedings,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosure About Market Risk” in our 2025 Annual Report and in the corresponding sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our other filings with the SEC.

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

You should read the following discussion and analysis in conjunction with our 2025 Annual Report that includes additional information about us, our results of operations, our financial position, and our cash flows, and with our unaudited condensed consolidated financial statements and related notes included in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

Description of Operating Segments. We operate primarily through three reportable segments: Companion Animal Group (“CAG”), Water quality products (“Water”), and Livestock, Poultry and Dairy (“LPD”). CAG provides diagnostics and information management products and services for the companion animal veterinary industry and the biomedical research community. Water provides testing solutions and related instrumentation for the detection and quantification of various microbiological parameters in water. LPD provides diagnostic tests, services, and related instrumentation that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to measure the quality and safety of milk. Our Other operating segment combines and presents our human medical diagnostic business with our out-licensing arrangement because they do not meet the quantitative or qualitative thresholds for reportable segments.

Global Conflicts. The current macroeconomic environment and current global conflicts, including the escalation of hostilities in the Middle East, could cause further disruption to global energy markets, fuel prices, transportation networks, and supply chains particularly in the Asia Pacific and European regions, which may indirectly impact our operating costs and consumer availability and demand for our products and services.

Currency Impact. Refer to “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding the impact of foreign currency exchange rates.

Other Items. Refer to “Part I, Item 1. Intellectual Property, Including Patents and License” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report for additional information regarding trends in companion animal healthcare, supply chain and logistics challenges, economic conditions, changes in tariff and trade policies, distributor purchasing and inventories, and patent expiration.

Critical Accounting Estimates and Assumptions

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three months ended March 31, 2026, are consistent with those discussed in our 2025 Annual Report in the section under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Assumptions.”

Recent Accounting Pronouncements

For more information regarding the impact that recent accounting standards and amendments will have on our consolidated financial statements, refer to “Note 2. Accounting Policies” to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

The following revenue analysis and discussion includes organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues,” or “revenue growth” apply equally to revenue growth reported in accordance with U.S. GAAP and to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three months ended March 31, 2026, compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

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

We also exclude from organic revenue growth the effect of certain business acquisitions and divestitures because the nature, size, and number of these transactions can vary dramatically from period to period, and because they either require or generate cash as an inherent consequence of the transaction, and therefore can also obscure underlying business and operating trends. We consider acquisitions to be a business when all three elements of inputs, processes, and outputs are present, consistent with ASU 2017-01, “Business Combinations: (Topic 805) Clarifying the Definition of a Business.” We do not consider acquired assets to be a business if substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. A typical acquisition that we do not consider a business is a customer relationship asset acquisition, which does not have all elements necessary to operate a business, such as employees or infrastructure. Revenue from these customers acquired is included in organic revenue growth because we believe the efforts required to convert and retain these acquired customers are similar in nature to our efforts to obtain and retain our existing customer base.

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

The reconciliation of these non-GAAP financial measures is as follows:

(in thousands)	For the Three Months Ended March 31,
	2026			2025
	Income from Operations	Impact from Foreign Currency	Segment and Other Income from Operations	Income from Operations	Impact from Foreign Currency	Segment and Other Income from Operations
CAG	$337,165	$390	$337,555	$294,572	$583	$295,155
Water	23,643	26	23,669	20,774	43	20,817
LPD	1,262	28	1,290	80	45	125
Other	516	(444)	72	1,108	(671)	437
Total	$362,586	$—	$362,586	$316,534	$—	$316,534

Results of Operations

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

Total Company. The following table presents total Company revenue by operating segment:

	For the Three Months Ended March 31,
Net Revenue (dollars in thousands)	2026	2025	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$1,054,052	$919,836	$134,216	14.6%	3.0%	—	11.6%
United States	690,900	623,889	67,011	10.7%	—	—	10.7%
International	363,152	295,947	67,205	22.7%	9.3%	—	13.4%

Water	$50,265	$45,321	$4,944	10.9%	3.8%	—	7.1%
United States	26,393	23,503	2,890	12.3%	—	—	12.3%
International	23,872	21,818	2,054	9.4%	7.5%	—	1.9%

LPD	$32,483	$28,596	$3,887	13.6%	6.4%	—	7.2%
United States	6,384	5,788	596	10.3%	—	—	10.3%
International	26,099	22,808	3,291	14.4%	7.9%	—	6.5%

Other	$4,020	$4,674	$(654)	(14.0%)	—	—	(14.0%)

Total Company	$1,140,820	$998,427	$142,393	14.3%	3.1%	—	11.2%
United States	725,232	654,861	70,371	10.7%	—	—	10.7%
International	415,588	343,566	72,022	21.0%	9.0%	—	11.9%

(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in revenue primarily reflected growth in CAG Diagnostics recurring revenue, including higher volumes and the benefit from higher realized prices. Volume growth was supported by new business gains, our expanded menu of available tests, and high customer retention rates. Instrument revenue gains were primarily due to placements of our IDEXX inVue DxTM Analyzer, compared to the first quarter of 2025 when we continued a controlled launch. Higher volumes and realized prices in recurring veterinary software subscriptions, services, and diagnostic imaging also contributed to revenue growth. Revenue growth in Water was primarily due to the benefit of higher realized prices and volumes. The increase in LPD revenue was primarily due to higher volumes and realized prices. The impact from changes in foreign currency exchange rates increased revenue growth by 3.1%.

The following table presents total Company results of operations:

	For the Three Months Ended March 31,				Change
Total Company - Results of Operations (dollars in thousands)	2026	Percent of Revenue	2025	Percent of Revenue	Amount	Percentage

Revenues	$1,140,820		$998,427		$142,393	14.3%
Cost of revenue	418,081		375,048		43,033	11.5%
Gross profit	722,739	63.4%	623,379	62.4%	99,360	15.9%

Operating expenses:
Sales and marketing	175,250	15.4%	156,223	15.6%	19,027	12.2%
General and administrative	119,115	10.4%	91,561	9.2%	27,554	30.1%
Research and development	65,788	5.8%	59,061	5.9%	6,727	11.4%
Total operating expenses	360,153	31.6%	306,845	30.7%	53,308	17.4%
Income from operations	$362,586	31.8%	$316,534	31.7%	$46,052	14.5%

Gross Profit. Gross profit increased due to higher revenue and a 100 basis point increase in the gross profit margin. The increase in the gross profit margin reflected benefits from high recurring revenue growth in IDEXX VetLab consumable and reference laboratory volumes, operational productivity improvements, and net price realization, which was offset by inflationary costs and investments. The increase in gross margin also reflects favorability in our Water and Livestock, Poultry and Dairy operating segments. These increases in the gross profit margin were reduced by the business mix impact from higher premium instrument revenue. The change in foreign currency exchange rates increased the gross profit margin by approximately 10 basis points, including the impact of lower hedge gains during the current period compared to the prior period.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs. General and administrative expense increased primarily due to a prior period reduction in accrued expense of approximately $9 million related to a litigation matter concluded in April 2025, higher personnel-related and facility costs, and a $5 million expense for the full impairment of an equity investment in the current period. Research and development expense increased primarily due to higher personnel-related and project costs. The impact from changes in foreign currency exchange rates increased operating expense growth by approximately 2%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Three Months Ended March 31,
Net Revenue (dollars in thousands)	2026	2025	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$920,313	$806,267	$114,046	14.1%	3.1%	—	11.0%
IDEXX VetLab consumables	412,582	344,779	67,803	19.7%	4.2%	—	15.4%
Rapid assay products	84,938	84,034	904	1.1%	1.2%	—	(0.1%)
Reference laboratory diagnostic and consulting services	386,179	344,406	41,773	12.1%	2.5%	—	9.7%
CAG diagnostics services and accessories	36,614	33,048	3,566	10.8%	3.6%	—	7.2%
CAG Diagnostics capital - instruments	42,449	31,994	10,455	32.7%	4.7%	—	28.0%
Veterinary software, services and diagnostic imaging systems	91,290	81,575	9,715	11.9%	1.0%	—	10.9%
Recurring revenue	73,536	65,793	7,743	11.8%	1.1%	—	10.7%
Systems and hardware	17,754	15,782	1,972	12.5%	0.5%	—	12.0%
Net CAG revenue	$1,054,052	$919,836	$134,216	14.6%	3.0%	—	11.6%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher volumes in IDEXX VetLab consumables and reference laboratory testing, as well as benefits from higher realized prices. The impact of changes in foreign currency exchange rates increased revenue growth by 3.1%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher volumes and higher realized prices. Volume gains were supported by increases in testing across major regions, reflecting the benefits from 12% growth in our installed base of premium instruments and growth in testing by existing customers, including sales of our expanded menu of available tests, as well as continued high customer retention rates. The impact of changes in foreign currency exchange rates increased revenue growth by 4.2%.

Rapid assay revenue increased from higher realized prices, moderated by a decrease in volumes partially due to a shift of customers’ pancreatic lipase testing to our Catalyst instrument platform, as well as sector headwinds. The impact of changes in foreign currency exchange rates increased revenue growth by 1.2%.

The increase in reference laboratory diagnostic and consulting services revenue was due to higher testing volumes across regions and higher realized prices. The impact of changes in foreign currency exchange rates increased revenue growth by 2.5%.

The increase in CAG Diagnostics services and accessories revenue was primarily a result of a 12% growth in our installed base of premium instruments. The impact of changes in foreign currency exchange rates increased revenue growth by 3.6%.

CAG Diagnostics Capital – Instrument Revenue. The increase in instrument revenue was primarily due to placements of our IDEXX inVue Dx Analyzer, compared to the first quarter of 2025 when we continued a controlled launch, partially offset by lower placements of other premium instruments. The impact of changes in foreign currency exchange rates increased revenue growth by 4.7%.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in recurring revenue was primarily due to higher subscription services volume and higher realized prices. The increase in our systems and hardware revenue was primarily due to higher diagnostic imaging system sales. The impact of changes in foreign currency exchange rates increased revenue growth by 1.0%

The following table presents the CAG segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2026	Percent of Revenue	2025	Percent of Revenue	Amount	Percentage

Revenues	$1,054,052		$919,836		$134,216	14.6%
Cost of revenue	386,543		345,013		41,530	12.0%
Gross profit	667,509	63.3%	574,823	62.5%	92,686	16.1%

Segment operating expenses:
Sales and marketing	160,411	15.2%	142,912	15.5%	17,499	12.2%
General and administrative	108,581	10.3%	82,134	8.9%	26,447	32.2%
Research and development	60,962	5.8%	54,622	5.9%	6,340	11.6%
Total segment operating expenses	329,954	31.3%	279,668	30.4%	50,286	18.0%
Segment income from operations	$337,555	32.0%	$295,155	32.1%	$42,400	14.4%

Gross Profit. Gross profit increased due to higher revenue and an 80 basis point increase in the gross profit margin. The increase in the gross profit margin reflected benefits from recurring revenue growth in IDEXX VetLab consumable and reference laboratory volumes, operational productivity improvements, and net price realization, which was offset by inflationary costs and investments. These increases in the gross profit margin were reduced by the business mix impact from higher premium instrument revenue. The impact of changes in foreign currency exchange rates increased the gross profit margin by approximately 10 basis points, including the impact of lower hedge gains during the current period compared to the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs. General and administrative expense increased primarily due to a prior period reduction in accrued expense of approximately $9 million related to a litigation matter concluded in April 2025, higher personnel-related and facility costs, and a $5 million expense for the full impairment of an equity investment in the current period. Research and development expense increased primarily due to higher personnel-related and project costs. The impact of changes in foreign currency exchange rates increased operating expense growth by approximately 2%.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2026	Percent of Revenue	2025	Percent of Revenue	Amount	Percentage

Revenues	$50,265		$45,321		$4,944	10.9%
Cost of revenue	13,728		13,248		480	3.6%
Gross profit	36,537	72.7%	32,073	70.8%	4,464	13.9%

Segment operating expenses:
Sales and marketing	6,833	13.6%	6,042	13.3%	791	13.1%
General and administrative	4,367	8.7%	3,778	8.3%	589	15.6%
Research and development	1,668	3.3%	1,436	3.2%	232	16.2%
Total segment operating expenses	12,868	25.6%	11,256	24.8%	1,612	14.3%
Segment income from operations	$23,669	47.1%	$20,817	45.9%	$2,852	13.7%

Revenue. The increase in revenue was primarily due to higher global realized prices and higher volumes, primarily in North America. The increase in volumes was primarily due to higher Colilert test products and related accessories used in coliform and E. coli testing. International volumes were unfavorably impacted by shipping constraints as a result of the conflict in the Middle East. The impact of changes in foreign currency exchange rates increased revenue by 3.8%.

Gross Profit. Gross profit increased due to higher revenue, as well as a 190 basis point increase in the gross profit margin. The net increase in the gross profit margin was primarily due to higher realized prices, partially reduced by higher distribution costs. The impact of changes in foreign currency exchange rates decreased the gross profit margin by approximately 50 basis points, including the impact of hedge losses during the current period compared to hedge gains in the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to commercial investments and higher personnel-related costs. General and administrative and research and development expenses increased primarily due to higher personnel-related costs. The impact of changes in foreign currency exchange rates increased operating expense growth by approximately 3%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended March 31,				Change
Results of Operations (dollars in thousands)	2026	Percent of Revenue	2025	Percent of Revenue	Amount	Percentage

Revenues	$32,483		$28,596		$3,887	13.6%
Cost of revenue	15,573		14,231		1,342	9.4%
Gross profit	16,910	52.1%	14,365	50.2%	2,545	17.7%

Segment operating expenses:
Sales and marketing	7,789	24.0%	7,011	24.5%	778	11.1%
General and administrative	4,726	14.5%	4,374	15.3%	352	8.0%
Research and development	3,105	9.6%	2,855	10.0%	250	8.8%
Total segment operating expenses	15,620	48.1%	14,240	49.8%	1,380	9.7%
Segment income from operations	$1,290	4.0%	$125	0.4%	$1,165	932.0%

Revenue. The increase in revenue was primarily due to increases in test volumes, predominantly in Europe and, to a lesser extent, higher realized prices. The impact of changes in foreign currency exchange rates increased revenue growth by 6.4%.

Gross Profit. The increase in gross profit was primarily due to higher revenue as well as a 190 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to lower product costs and higher realized prices. The impact of changes in foreign currency exchange rates decreased the gross profit margin by approximately 170 basis points, including the impact of lower hedge gains during the current period compared to the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs and higher commercial activities. General and administrative and research and development expenses increased primarily due to higher personnel-related and technology costs. The impact of changes in foreign currency exchange rates increased operating expense growth by approximately 3%.

Non-Operating Items

Interest Expense and Income. Interest expense was relatively constant at $7.7 million for the three months ended March 31, 2026 and 2025. Interest income was $0.6 million for the three months ended March 31, 2026, compared to $1.2 million for the three months ended March 31, 2025, primarily due to a decrease in money market investments.

Provision for Income Taxes. Our effective income tax rates were 21.7% for the three months ended March 31, 2026 and 2025. Compared to the prior period, favorable impacts on the effective tax rate comprised primarily of an increase in tax benefits related to share-based compensation, while offsetting unfavorable impacts included higher non-deductible expenses.

Liquidity and Capital Resources

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. We generate cash primarily through the payments made by customers for our companion animal, livestock, poultry, dairy, and water products and services, consulting services, and other various systems and services. Our cash disbursements are primarily related to compensation and benefits for our employees, inventory and supplies, repurchase of our common stock, taxes, research and development, capital expenditures, rents, occupancy-related charges, interest expense, and business acquisitions. Working capital totaled $154.2 million as of March 31, 2026, compared to $265.0 million as of December 31, 2025. The change in working capital is primarily due to higher borrowings outstanding on our Credit Facility. As of March 31, 2026, we had $200.5 million of cash and cash equivalents, compared to $180.1 million as of December 31, 2025. As of March 31, 2026, we had a remaining borrowing availability of $718.2 million under our $1.25 billion Credit Facility, with $530.0 million in outstanding borrowings under our Credit Facility, and an option for the Company to incur incremental revolving credit commitments and/or term loans in the aggregate principal amount of up to $250.0 million. As of December 31, 2025, we had $398.0 million in outstanding borrowings under our Credit Facility. The general availability of funds under our Credit Facility is reduced by $1.8 million for outstanding letters of credit.

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
The following table presents cash, cash equivalents, and marketable securities held domestically and by our foreign subsidiaries:

(in thousands)	March 31, 2026	December 31, 2025

U.S.	$7,650	$1,606
Foreign	192,878	178,464
Total cash and cash equivalents	$200,528	$180,070

Total cash and cash equivalents held in U.S. dollars by our foreign subsidiaries	$55,235	$24,571
As of March 31, 2026, of the $200.5 million of cash and cash equivalents held, $197.0 million was held as bank deposits and $3.5 million was held in a U.S. government money market fund. As of December 31, 2025, more than 99% of the cash and cash equivalents held were held as bank deposits at a diversified group of institutions, primarily systemically important banks. Cash and cash equivalents as of March 31, 2026, included approximately $0.9 million in cash denominated in non-U.S. currencies held in a country with currency control restrictions, which limit our ability to transfer funds outside of the country in which they are held without incurring costs. The currency control restricted cash is generally available for use within the country where it is held.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025

Days sales outstanding (1)	46.2	46.8	46.5	44.7	45.7
Inventory turns (2)	1.4	1.6	1.5	1.5	1.3

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

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Three Months Ended March 31,
(in thousands)	2026	2025	Change

Net cash provided by operating activities	$266,248	$237,962	$28,286
Net cash used by investing activities	(33,544)	(29,610)	(3,934)
Net cash used by financing activities	(211,430)	(330,321)	118,891
Net effect of changes in exchange rates on cash	(816)	(2,327)	1,511
Net change in cash and cash equivalents	$20,458	$(124,296)	$144,754

Operating Activities. Cash provided by operating activities during the three months ended March 31, 2026, was $266.2 million, which was a net increase in operating cash flows of $28.3 million, compared to the same period during the prior year. Cash was provided from net income of $278.4 million, adjusted for net non-cash items of $77.6 million, partially offset by a net decrease from changes in operating assets and liabilities of $89.7 million.

The following table presents cash flow impacts from changes in operating assets and liabilities, excluding the effects of foreign exchange rate fluctuations:

	For the Three Months Ended March 31,
(in thousands)	2026	2025	Change

Accounts receivable	$(56,808)	$(45,240)	$(11,568)
Inventories	2,239	2,163	76
Other assets and liabilities	(46,396)	(9,487)	(36,909)
Accounts payable	11,217	(8,123)	19,340
Total change in cash due to changes in operating assets and liabilities	$(89,748)	$(60,687)	$(29,061)

Cash used by changes in operating assets and liabilities during the three months ended March 31, 2026, increased $29.1 million, compared to the same period during the prior year. The increase in cash used for other assets and liabilities was primarily due to higher annual employee incentive program payments and higher income tax payments.

We have historically experienced proportionately lower net cash flows from operating activities during the first quarter and proportionately higher cash flows from operating activities for the remainder of the year, driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

Investing Activities. Cash used by investing activities was $33.5 million during the three months ended March 31, 2026, compared to $29.6 million for the same period during the prior year. The increase in cash used by investing activities was primarily due to higher capital expenditures, the acquisition of an intangible asset, and an equity investment.

Our total capital expenditure plan for 2026 is estimated to be approximately $180.0 million, which includes capital investments in manufacturing and operations facilities to support growth, as well as investments in customer-facing software development.

Financing Activities. Cash used by financing activities was $211.4 million during the three months ended March 31, 2026, compared to $330.3 million used for the same period during the prior year. The decrease in cash used was primarily due to $351.0 million of repurchases of our common stock during the current period, compared to $400.9 million of repurchases during the prior period. The decrease in cash used by financing activities was also a result of $132.0 million in net borrowings under our Credit Facility during the current period, compared to $69.5 million of net borrowings in the prior period.

We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders, and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing and deployment activities, as well as share price and prevailing interest rates, and are subject to market conditions. Refer to “Note 12. Repurchases of Common Stock” to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

As of March 31, 2026, we had $530.0 million in outstanding borrowings under our Credit Facility, of which $250.0 million was on our Term Loan under our Credit Facility. Our Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of sanctions laws and regulations. The sole financial covenant is a consolidated leverage ratio test as described below.

The aggregate principal amount of our 2026 Senior Notes will become due and payable on September 4, 2026. The aggregate principal amount of our 2027 Series B Notes will become due and payable on February 12, 2027. We anticipate funding the full repayment of our 2026 Senior Notes for $75.0 million when due on September 4, 2026, and our 2027 Series B Notes for $75.0 million when due on February 12, 2027, with available cash on hand, borrowings under our Credit Facility, or proceeds from the issuance of new notes, or a combination thereof. The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The sole financial covenant is a consolidated leverage ratio test as described below.

Refer to “Note 11. Debt” to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information about our Credit Facility and Senior Notes.

Effect of Currency Translation on Cash. The net effects of changes in foreign currency exchange rates are related to changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries with non-U.S. dollar functional currencies. These changes will fluctuate each year as the value of the U.S. dollar relative to the value of foreign currencies changes. The value of a currency depends on many factors, including interest rates and the issuing governments' debt levels and strength of economy.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements or variable interest entities, except for letters of credit and third-party guarantees.

Financial Covenant. The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, non-recurring transaction expenses incurred in connection with acquisitions, share-based compensation expense, and certain other non-cash losses and charges (“Adjusted EBITDA”), as defined in the Senior Note Agreements and Credit Facility, not to exceed 3.5-to-1. As of March 31, 2026, we were in compliance with such covenant.

The following details our consolidated leverage ratio calculation:

(in thousands)	Twelve Months Ended
Trailing 12 Months Adjusted EBITDA:	March 31, 2026

Consolidated Net Income	$1,095,233
Consolidated Interest Charge	38,927
Provision for income taxes	274,314
Depreciation and amortization	148,803
Non-recurring transaction expense incurred in connection with Acquisitions *	90
Non-cash charges associated with Share Based Payments	61,738
Extraordinary and other non-recurring non-cash losses and charges *	6,170
Adjusted EBITDA	$1,625,275

* Descriptions are contractually defined and may differ from U.S. GAAP definitions.

(dollars in thousands)
Debt to Adjusted EBITDA Ratio:	March 31, 2026

Credit Facility	$530,000
Current and long-term portion of long-term debt	449,851
Total debt	979,851
Acquisition-related consideration payable	1,892
Deferred financing costs	149
Gross debt	$981,892
Gross debt to Adjusted EBITDA ratio	0.60

Cash and cash equivalents	$200,528
Net debt	$781,364
Net debt to Adjusted EBITDA ratio	0.48

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies, and guarantees as of March 31, 2026, are described in Note 16 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, refer to the section under the heading “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” of our 2025 Annual Report. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the market risks described in our 2025 Annual Report, except for the impact of foreign exchange rates, as discussed below.

Foreign Currency Exchange Impacts. Our foreign currency exchange impacts are comprised of three components: 1) local currency revenues and expenses; 2) the impact of foreign currency exchange hedge contracts; and 3) intercompany and monetary balances of our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary.

Approximately 23% of our consolidated revenue was derived from products manufactured or sourced in U.S. dollars and sold internationally in local currencies for the three months ended March 31, 2026, compared to approximately 22% for the three months ended March 31, 2025. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured or purchased in U.S. dollars and sold internationally, and a weakening of the U.S. dollar has the opposite effects. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impacts of foreign currency denominated costs and expenses and foreign currency denominated supply contracts partially offset this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. dollar denominated revenues.

The following table presents the estimated foreign currency exchange impacts on our revenues, operating profit, and diluted earnings per share for the current period compared to the respective prior-year period:

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025

Revenue increase (decrease)	$31,171	$(12,253)

Operating profit increase (decrease), excluding hedge activity and exchange impacts on settlement of foreign currency denominated transactions	$17,569	$(7,285)
Hedge gains (losses) - current period	150	3,745
Foreign currency transactions gains (losses) - current period	(444)	(671)
Operating profit increase (decrease) - current period	17,275	(4,211)

Hedge (gains) losses - prior period	(3,745)	(810)
Foreign currency transaction (gains) losses - prior period	671	933
Operating profit increase (decrease) - compared to prior period	$14,201	$(4,088)

Diluted earnings per share increase (decrease) - compared to prior period (1)	$0.14	$(0.04)
(1) The impacts on diluted earnings per share presented may not recalculate due to rounding.

At our current foreign exchange rate assumptions, we anticipate year-over-year changes for the remainder of the year will increase our revenues, operating profit and diluted earnings per share by approximately $9 million, $13 million and $0.13 per share, respectively. These favorable currency impacts to our operating profit and diluted earnings per share include net year-over-year impacts of foreign currency hedging activity, which is expected to increase our total operating profit by approximately $5 million and $0.05 per share for the remainder of the year ending December 31, 2026. These estimates assume that the value of the U.S. dollar will reflect the euro at $1.16, the British pound at $1.33, the Canadian dollar at $0.72, and the Australian dollar at $0.70; and the Japanese yen at ¥160, the Chinese renminbi at RMB 6.90, and the Brazilian real at R$5.15 relative to the U.S. dollar for the remainder of 2026. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations.

The foreign currency exchange impacts on our projected revenues and expenses for the remainder of 2026 will be different from our estimates if actual foreign exchange rates are different from our assumptions. Excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1% strengthening of the U.S. dollar would reduce revenue by approximately $12 million and operating income by approximately $4 million, net of hedge positions.

Interest Rate Risk. We entered into an interest rate swap to reduce the effect of variable interest obligations of our Term Loan. Beginning in November 2025, the variable interest rate associated with our $250.0 million Term Loan became effectively fixed at 3.4%, plus the applicable credit spread, through November 12, 2028. Borrowings outstanding under our Credit Facility at March 31, 2026, were $530.0 million. We have designated the interest rate swap as a cash flow hedge. For more information regarding our interest rate swap, refer to “Part I, Item 1. Financial Statements, Note 19. Hedging Instruments.”

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I. Item 1A. Risk Factors” in our 2025 Annual Report, which could materially affect our business, financial condition, or future results. There have been no material changes from the risk factors previously disclosed in the 2025 Annual Report. The risks described in our 2025 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

January 1 to January 31, 2026	—		$—	—	3,722,170
February 1 to February 28, 2026	246,671		$644.46	229,900	3,492,270
March 1 to March 31, 2026	357,900		$593.52	357,900	3,134,370
Total	604,571	(2)		587,800	3,134,370

(1)As of December 31, 2025, our Board of Directors had approved the repurchase of up to 78 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The initial program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program has been increased by the Board of Directors on numerous occasions. There is no specified expiration date for this repurchase program and it may be suspended or discontinued at any time. There were no other repurchase programs outstanding during the three months ended March 31, 2026, and no share repurchase programs expired during the period.

(2)During the three months ended March 31, 2026, we received 16,771 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

(3)Includes a 1% excise tax on the value of shares repurchased in the open market, net of a reduction for eligible stock issuances.

Refer to Note 12. “Repurchases of Common Stock” to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Item 5. Other Information

Rule 10b5-1 Trading Plan Elections

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date / Period End Date	Filed / Furnished Herewith

Rule 13a-14(a)/15-14(a) certifications

10.1	Letter Agreement by and between Michael (Mike) Erickson, PhD, and IDEXX Laboratories, Inc., dated January 12, 2026.	8-K	10.1	1/13/26

10.2	Amended and Restated Change in Control Agreement by and between Michael (Mike) Erickson, PhD, and IDEXX Laboratories, Inc., dated January 12, 2026.	8-K	10.2	1/13/26

10.3	Letter Agreement by and between Jonathan (Jay) Mazelsky and IDEXX Laboratories, Inc., dated January 12, 2026.	8-K	10.3	1/13/26

10.4	Separation Agreement by and between Nimrata Hunt, PhD, and IDEXX Laboratories, Inc., dated March 24, 2026.	8-K	10.1	3/26/26

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
					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)				X

Interactive data file

101	The following financial and related information from IDEXX Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL, and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Andrew Emerson
Date: May 5, 2026	Andrew Emerson
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)