Form 10-Q
period 2026-06-30
IDEXX LABORATORIES INC /DE
filed 2026-08-04
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 78,781,116 on July 31, 2026.

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term / Abbreviation	Definition

AOCI	Accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAG	Companion Animal Group, a reporting segment that provides veterinarians diagnostic products and services and information management solutions that enhance the health and well-being of pets.
Consolidated Leverage Ratio	As of the last day of any fiscal quarter, the ratio of (a) Consolidated Total Debt as of such date minus the amount of such Indebtedness represented by issued but undrawn letters of credit or bank guarantees, and minus Indebtedness incurred as guaranties or repurchase obligations on behalf of non-Subsidiaries under equipment purchase, lease or rental agreements, to (b) Consolidated EBITDA for the Reference Period ended on such date, as defined in our Credit Facility Agreement
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
Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025

ASSETS
Current Assets:
Cash and cash equivalents	$196,933	$180,070
Accounts receivable, net	627,083	552,378
Inventories	391,579	377,756
Other current assets	293,894	303,623
Total current assets	1,509,489	1,413,827
Long-Term Assets:
Property and equipment, net	733,238	747,380
Operating lease right-of-use assets	122,764	123,228
Goodwill	410,946	414,004
Intangible assets, net	98,169	109,843
Other long-term assets	567,729	542,477
Total long-term assets	1,932,846	1,936,932
TOTAL ASSETS	$3,442,335	$3,350,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$129,097	$110,408
Accrued liabilities	453,169	530,147
Credit Facility	519,000	398,000
Current portion of long-term debt	149,999	74,995
Current portion of deferred revenue	36,400	35,264
Total current liabilities	1,287,665	1,148,814
Long-Term Liabilities:
Deferred income tax liabilities	52,638	31,865
Long-term debt, net of current portion	299,865	374,842
Long-term deferred revenue, net of current portion	32,586	32,177
Long-term operating lease liabilities, net of current portion	100,502	101,151
Other long-term liabilities	56,504	56,527
Total long-term liabilities	542,095	596,562
Total liabilities	1,829,760	1,745,376

Commitments, Contingencies and Guarantees (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 108,717 shares in 2026 and 108,369 shares in 2025; Outstanding: 78,874 shares in 2026 and 79,712 shares in 2025	10,872	10,837
Additional paid-in capital	1,910,290	1,826,750
Deferred stock units: Outstanding: 26 units in 2026 and 59 units in 2025	5,938	6,094
Retained earnings	7,008,760	6,391,902
Accumulated other comprehensive loss	(63,538)	(68,844)
Treasury stock, at cost: 29,843 shares in 2026 and 28,657 shares in 2025	(7,259,747)	(6,561,356)
Total stockholders’ equity	1,612,575	1,605,383
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,442,335	$3,350,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenue:
Product revenue	$718,626	$657,561	$1,384,750	$1,230,612
Service revenue	497,959	451,896	972,655	877,272
Total revenue	1,216,585	1,109,457	2,357,405	2,107,884
Cost of revenue:
Cost of product revenue	204,195	205,146	398,623	380,678
Cost of service revenue	233,303	209,579	456,956	409,095
Total cost of revenue	437,498	414,725	855,579	789,773
Gross profit	779,087	694,732	1,501,826	1,318,111
Expenses:
Sales and marketing	171,277	161,107	346,527	317,330
General and administrative	116,815	98,681	235,930	190,242
Research and development	65,429	61,898	131,217	120,959
Total operating expenses	353,521	321,686	713,674	628,531
Income from operations	425,566	373,046	788,152	689,580
Non-operating income (expense):
Interest expense	(10,182)	(11,321)	(17,923)	(18,987)
Interest income	606	627	1,203	1,843
Gain (loss) on equity investment	1,234	—	1,234	—
Income before provision for income taxes	417,224	362,352	772,666	672,436
Provision for income taxes	78,812	68,363	155,808	135,770
Net income	$338,412	$293,989	$616,858	$536,666

Earnings per Share:
Basic	$4.29	$3.66	$7.78	$6.64
Diluted	$4.27	$3.63	$7.74	$6.59
Weighted Average Shares Outstanding:
Basic	78,954	80,413	79,299	80,864
Diluted	79,312	80,994	79,742	81,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Net income	$338,412	$293,989	$616,858	$536,666
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,494)	43,048	(11,915)	61,149
Reclassification adjustments for defined benefit plans (gain) loss included in net income, net of tax (expense) benefit of $25 and $50 in 2026 and $24 and $46 in 2025	133	131	268	247
Unrealized gain (loss) on Euro-denominated notes, net of tax expense (benefit) of $0 in 2026 and $(2,380) and $(2,511) in 2025	—	(5,952)	—	(8,958)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on foreign currency exchange contracts, net of tax expense (benefit) of $1,182 and $3,031 in 2026 and $(5,194) and $(7,767) in 2025	3,347	(14,456)	8,712	(19,609)
Unrealized gain (loss) on cross currency swaps, net of tax expense (benefit) of $212 and $1,658 in 2026 and $(3,253) and $(4,378) in 2025	671	(10,442)	5,249	(14,047)
Unrealized gain (loss) on interest rate swap, net of tax expense (benefit) of $494 and $963 in 2026 and $55 and $73 in 2025	1,567	175	3,050	234
Reclassification adjustments for (gain) loss included in net income, net of tax (expense) benefit of $74 and $(45) in 2026 and $206 and $(905) in 2025	178	637	(58)	(2,321)
Unrealized gain (loss) on derivative instruments	5,763	(24,086)	16,953	(35,743)
Other comprehensive income (loss), net of tax	1,402	13,141	5,306	16,695
Comprehensive income	$339,814	$307,130	$622,164	$553,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2025	108,369	$10,837	$1,826,750	$6,094	$6,391,902	$(68,844)	$(6,561,356)	$1,605,383
Net income	—	—	—	—	278,446	—	—	278,446
Other comprehensive gain, net of tax	—	—	—	—	—	3,904	—	3,904
Repurchases of common stock, net of issuances	—	—	—	—	—	—	(366,047)	(366,047)
Common stock issued for share-based compensation plans, including excess tax benefit	131	13	18,013	51	—	—	—	18,077
Share-based compensation cost	—	—	16,316	24	—	—	—	16,340
Balance March 31, 2026	108,500	$10,850	$1,861,079	$6,169	$6,670,348	$(64,940)	$(6,927,403)	$1,556,103
Net income	—	—	—	—	338,412	—	—	338,412
Other comprehensive gain, net of tax	—	—	—	—	—	1,402	—	1,402
Repurchases of common stock, net of issuances	—	—	—	—	—	—	(332,344)	(332,344)
Common stock issued for share-based compensation plans, including excess tax benefit	217	22	33,147	(255)	—	—	—	32,914
Share-based compensation cost	—	—	16,064	24	—	—	—	16,088
Balance June 30, 2026	108,717	$10,872	$1,910,290	$5,938	$7,008,760	$(63,538)	$(7,259,747)	$1,612,575

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2024	107,836	$10,784	$1,673,863	$5,885	$5,332,438	$(93,645)	$(5,334,012)	$1,595,313
Net income	—	—	—	—	242,677	—	—	242,677
Other comprehensive gain, net of tax	—	—	—	—	—	3,554	—	3,554
Repurchases of common stock, net of issuances	—	—	—	—	—	—	(415,260)	(415,260)
Common stock issued for share-based compensation plans, including excess tax benefit	80	8	7,135	(29)	—	—	—	7,114
Share-based compensation cost	—	—	14,615	—	—	—	—	14,615
Balance March 31, 2025	107,916	$10,792	$1,695,613	$5,856	$5,575,115	$(90,091)	$(5,749,272)	$1,448,013
Net income	—	—	—	—	293,989	—	—	293,989
Other comprehensive gain, net of tax	—	—	—	—	—	13,141	—	13,141
Repurchases of common stock, net of issuances	—	—	—	—	—	—	(328,498)	(328,498)
Common stock issued for share-based compensation plans, including excess tax benefit	125	12	16,943	373	—	—	—	17,328
Share-based compensation cost	—	$—	14,854	—	—	—	—	14,854
Balance June 30, 2025	108,041	$10,804	$1,727,410	$6,229	$5,869,104	$(76,950)	$(6,077,770)	$1,458,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025

Cash Flows from Operating Activities:
Net income	$616,858	$536,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,734	69,835
Impairment charge	5,000	—
Provision for credit losses	6,274	4,360
Deferred income taxes	20,428	6,427
Share-based compensation expense	32,428	29,469
Other	376	1,491
Changes in assets and liabilities:
Accounts receivable	(82,844)	(74,889)
Inventories	(1,787)	(4,081)
Other assets and liabilities	(66,538)	(133,460)
Accounts payable	4,481	(12,113)
Net cash provided by operating activities	613,410	423,705
Cash Flows from Investing Activities:
Purchases of property and equipment	(56,630)	(64,128)
Acquisition of intangible assets	(3,692)	—
Equity investments	(799)	—
Proceeds from net investment hedges	2,081	890
Net cash used by investing activities	(59,040)	(63,238)
Cash Flows from Financing Activities:
Borrowings (payments) on revolving credit facility, net	121,000	329,000
Payments of senior notes	—	(103,386)
Repurchases of common stock, including excise tax settlements	(697,840)	(738,995)
Proceeds from exercises of stock options and employee stock purchase plans	51,074	24,523
Shares withheld for statutory tax withholding payments on restricted stock	(10,853)	(7,094)
Net cash used by financing activities	(536,619)	(495,952)
Net effect of changes in exchange rates on cash	(888)	11,813
Net increase (decrease) in cash and cash equivalents	16,863	(123,672)
Cash and cash equivalents at beginning of period	180,070	288,266
Cash and cash equivalents at end of period	$196,933	$164,594

Supplemental Cash Flow Information:
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$9,724	$8,460

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

The accompanying unaudited condensed consolidated financial statements include the accounts of IDEXX Laboratories, Inc. and our wholly-owned subsidiaries. We do not have any variable interest entities for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Changes in deferred revenue during the six months ended June 30, 2025, were recast and aggregated with other assets and liabilities to reconcile net income to net cash provided by operating activities on the unaudited condensed consolidated statements of cash flows to conform to the current‑period presentation. The recast had no impact on net cash provided by operating activities for any period presented.

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The condensed consolidated balance sheet data as of December 31, 2025, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).

The preparation of our condensed consolidated financial statements requires us to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, judgments, assumptions, and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amounts of revenues and expenses.

NOTE 2.    ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026, are consistent with those discussed in “Note 2. Summary of Significant Accounting Policies” to the consolidated financial statements in our 2025 Annual Report and as updated below.

New Accounting Pronouncements Adopted

In July 2025, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” We adopted ASU 2025-05 effective January 1, 2026, with no material impact on our consolidated financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In May 2026, the FASB issued ASU No. 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818),” to clarify the accounting for and disclosure of environmental credits and environmental credit obligations. ASU 2026-02 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period and should be applied on a retrospective basis. We are evaluating ASU 2026-02 to determine its impact on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which amends the existing standard related to accounting for internal-use software development costs. The amendments modernize the recognition and capitalization framework to better align with current software development practices by removing references to project stages and clarify the criteria for capitalization, which begins when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the timing of adoption and do not expect the adoption of ASU 2025-06 to have a material impact on the consolidated financial statements or related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” to require disaggregated disclosures of specific expense categories underlying all relevant income statement expense line items on an annual and interim basis. The disclosure requirements will apply on a prospective basis, with the option to apply them retrospectively. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are evaluating ASU 2024-03 to determine its impact on our consolidated financial statements and related disclosures.

NOTE 3.    REVENUE

Revenues by Product and Service Categories and by Principal Geographic Areas

We present disaggregated revenue for our Companion Animal Group (“CAG”) segment based on major product and service categories. Our Water and Livestock, Poultry and Dairy (“LPD”) segments comprise a single major product category.

The following table presents revenue by major product and service categories:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
CAG segment revenue:
CAG Diagnostics recurring revenue:
IDEXX VetLab consumables	$430,337	$375,112	$842,919	$719,891
Rapid assay products	101,575	100,240	186,513	184,274
Reference laboratory diagnostic and consulting services	406,729	367,694	792,908	712,100
CAG Diagnostics services and accessories	36,072	34,949	72,686	67,997
Total CAG Diagnostics recurring revenue	974,713	877,995	1,895,026	1,684,262

CAG Diagnostics capital - instruments	47,174	58,600	89,623	90,594

Veterinary software, services and diagnostic imaging systems:
Recurring revenue	76,343	68,954	149,879	134,747
Systems and hardware	20,006	16,894	37,760	32,676
Total veterinary software, services and diagnostic imaging systems	96,349	85,848	187,639	167,423

CAG segment revenue	1,118,236	1,022,443	2,172,288	1,942,279
Water segment revenue	58,564	51,001	108,829	96,322
LPD segment revenue	35,181	31,762	67,664	60,358
Other revenue	4,604	4,251	8,624	8,925
Total revenue	$1,216,585	$1,109,457	$2,357,405	$2,107,884

The following table presents revenue by principal geographic area, based on customers’ domiciles:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
United States	$772,968	$717,869	$1,498,200	$1,372,730
Europe, the Middle East and Africa	265,526	233,271	522,577	437,818
Asia Pacific	101,497	89,298	195,879	171,031
Canada	50,787	46,691	91,727	83,991
Latin America & Caribbean	25,807	22,328	49,022	42,314
Total revenue	$1,216,585	$1,109,457	$2,357,405	$2,107,884

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

On December 31, 2025, our contract assets were $312.7 million, of which approximately $20.3 million and $41.0 million were reclassified to accounts receivable when customers were billed for related products and services during the three and six months ended June 30, 2026, respectively, compared to $13.0 million and $32.2 million during the three and six months ended June 30, 2025. Furthermore, as a result of new placements under commitment arrangements, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our contract assets were $332.6 million as of June 30, 2026. We monitor customer purchases over the term of their arrangement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the three and six months ended June 30, 2026 and 2025, were not material.

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

On December 31, 2025, our capitalized consideration paid to customers was $250.1 million, of which approximately $18.6 million and $37.7 million was recognized as a reduction of revenue during the three and six months ended June 30, 2026, respectively, compared to $15.8 million and $32.3 million during the three and six months ended June 30, 2025. Furthermore, as a result of new payments to customers, net of subsequent recognition, our capitalized consideration paid to customers was $271.8 million as of June 30, 2026. We monitor customer purchases over the term of their arrangement to assess the realizability of capitalized consideration paid to customers and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the three and six months ended June 30, 2026 and 2025, were not material.

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

On December 31, 2025, our deferred revenue related to rebate and up-front consideration arrangements was $35.3 million, of which approximately $2.6 million and $5.1 million were recognized when customers purchased eligible products and services during the three and six months ended June 30, 2026, respectively, compared to $2.6 million and $5.4 million during the three and six months ended June 30, 2025. Furthermore, as a result of new customer purchases under rebate and up-front consideration arrangements, net of subsequent recognition, our deferred revenue was $35.9 million as of June 30, 2026, of which approximately 15%, 28%, 22%, 17%, and 18% are expected to be recognized during the remainder of 2026, the full years 2027, 2028, 2029, and thereafter, respectively.

For our customer commitment arrangements, we estimate future revenues related to multi-year arrangements to be approximately $5.3 billion, of which approximately 14%, 27%, 24%, 16%, and 19% are expected to be recognized during the remainder of 2026, the full years 2027, 2028, 2029, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to future purchases, net of the expected revenue reductions from consideration paid to customers and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

Instrument Rental Arrangements. Revenues from instrument rental and reagent rental arrangements are recognized either as operating leases on a ratable basis over the term of the arrangement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental arrangements in equal monthly amounts over the term of the rental arrangement. For some arrangements, customers are provided with the right to purchase the instrument at the end of the lease term. Our reagent rental arrangements provide customers the right to use our instruments upon entering into multi-year arrangements to purchase minimum annual amounts of consumables. These types of arrangements include an embedded lease for the right to use our instrument, and we determine the amount of lease revenue allocated to the instrument based on relative standalone selling prices. Lease revenues are presented in product revenue on our consolidated income statement. Lease revenues were approximately $3.9 million and $7.7 million for the three and six months ended June 30, 2026, respectively, compared to $3.7 million and $7.0 million for the three and six months ended June 30, 2025, respectively, including both operating leases and sales-type leases.

Sales-type Reagent Rental Arrangements. Our reagent rental arrangements that effectively transfer control of instruments to our customers are classified as sales-type leases, and we recognize instrument revenue and cost in advance of billing the customer at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is reclassified to accounts receivable when customers are billed for products and services over the term of the arrangement. On December 31, 2025, our lease receivable assets were $18.0 million, of which approximately $1.3 million and $2.7 million was reclassified to accounts receivable when customers were billed for related products and services during the three and six months ended June 30, 2026, respectively, compared to $1.3 million and $2.7 million for the three and six months ended June 30, 2025, respectively. Furthermore, as a result of new placements under sales-type reagent rental arrangements, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $17.5 million as of June 30, 2026. The impacts of discounting and unearned income as of June 30, 2026 and 2025, were not material. Profit and loss recognized at the commencement date and interest income during the three and six months ended June 30, 2026 and 2025, were not material. We monitor customer purchases over the term of their arrangement to assess the realizability of our lease receivable assets. Impairments during the three and six months ended June 30, 2026 and 2025, were not material.

Operating-type Reagent Rental Arrangements. Our reagent rental arrangements that do not effectively transfer control of instruments to our customers are classified as operating leases, and we recognize instrument revenue and costs ratably over the term of the arrangement. The cost of the instrument is capitalized within property and equipment. During the three and six months ended June 30, 2026, we transferred instruments of $1.8 million and $3.5 million, respectively, compared to $2.8 million and $6.1 million during the three and six months ended June 30, 2025, respectively, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental arrangements of approximately $112.4 million, of which approximately 11%, 21%, 19%, 17%, and 32% are expected to be recognized during the remainder of 2026, and the full years 2027, 2028, 2029, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of expected price adjustments, and as a result are lower than stated contractual commitments by our customers.

Deferred Extended Warranties and Post-Contract Support Revenue

On December 31, 2025, our deferred revenue related to extended warranties and post-contract support was $27.1 million, of which approximately $1.5 million and $18.3 million was recognized during the three and six months ended June 30, 2026, respectively, compared to $1.4 million and $17.4 million during the three and six months ended June 30, 2025, respectively. Furthermore, as a result of new arrangements, our deferred revenue related to extended warranties and post-contract support was $27.4 million at June 30, 2026. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $9.7 million at June 30, 2026, of which approximately 20%, 37%, 24%, 11%, and 8% are expected to be recognized during the remainder of 2026, and the full years 2027, 2028, 2029, and thereafter, respectively. We have determined these arrangements do not include a significant financing component. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less, and do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less.

Costs to Obtain a Contract

On December 31, 2025, our deferred commission costs, included within other current and long-term assets, were $21.4 million, of which approximately $1.9 million and $4.0 million of commission expense was recognized during the three and six months ended June 30, 2026, respectively, compared to $1.8 million and $3.6 million during the three and six months ended June 30, 2025, respectively. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $21.1 million at June 30, 2026. Impairments of deferred commission costs during the three and six months ended June 30, 2026 and 2025, were not material.

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
NOTE 5.    SHARE-BASED COMPENSATION

The fair values of options, restricted stock units, deferred stock units, performance-based restricted stock units, and employee stock purchase rights awarded during the three and six months ended June 30, 2026, were $5.0 million and $84.0 million, respectively, compared to $3.4 million and $68.2 million for the three and six months ended June 30, 2025, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding as of June 30, 2026, was $104.5 million, which will be recognized over a weighted average period of approximately 1.7 years. During the three and six months ended June 30, 2026, we recognized share-based compensation expenses of $16.1 million and $32.4 million, respectively, compared to $14.9 million and $29.5 million for the three and six months ended June 30, 2025.

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

Accounts Receivable

The allowance for credit losses associated with accounts receivable was $15.0 million and $11.3 million as of June 30, 2026, and December 31, 2025, respectively. The amount of accounts receivable reflected on the balance sheet is net of this allowance. As of June 30, 2026, approximately 89% of our accounts receivable had not yet reached the invoice due date, and approximately 11% were considered past due. As of December 31, 2025, approximately 87% of our accounts receivable had not yet reached the invoice due date, and approximately 13% were considered past due.

Contract Assets and Lease Receivables

The allowance for credit losses associated with contract assets and lease receivables was $9.1 million and $8.6 million as of June 30, 2026, and December 31, 2025, respectively. The assets reflected on the balance sheet are net of these allowances.
NOTE 7.    INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and factors in assumptions of future demand, market conditions, remaining shelf life, or product functionality.
The components of inventories were as follows:

(in thousands)	June 30, 2026	December 31, 2025

Raw materials	$104,589	$96,299
Work-in-process	35,532	32,588
Finished goods	251,458	248,869
Total inventories	$391,579	$377,756
NOTE 8.    LEASE COMMITMENTS

Maturities of operating lease liabilities were as follows:

(in thousands)	June 30, 2026

2026 (remainder of year)	$15,328
2027	31,700
2028	27,013
2029	22,183
2030	14,674
Thereafter	35,450
Total lease payments	146,348
Less imputed interest	(19,131)
Total operating lease liabilities (current and long-term)	$127,217

Supplemental cash flow information for leases was as follows:

(in thousands)	For the Six Months Ended June 30,
	2026	2025

Cash paid for amounts included in the measurement of operating lease liabilities	$17,087	$16,125
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations	$14,740	$22,602

NOTE 9.    OTHER CURRENT AND LONG-TERM ASSETS

Other Current Assets

Other current assets consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025

Contract assets, net (1)	$82,279	$75,828
Consideration paid to customers	80,053	73,563
Prepaid expenses	61,959	57,900
Taxes receivable	32,308	64,985
Other assets	37,295	31,347
Total other current assets	$293,894	$303,623

(1) Contract assets, net, are net of allowances for credit losses. Refer to "Note 6. Credit Losses."

Other Long-Term Assets

Other long-term assets consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025

Contract assets, net (1)	$250,364	$236,906
Consideration paid to customers	191,715	176,583
Equity investments	28,793	31,760
Investments in long-term product supply arrangements	25,149	26,721
Deferred income taxes	22,672	27,871
Other assets	49,036	42,636
Total other long-term assets	$567,729	$542,477

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

The changes in our outstanding payment obligations under this arrangement, which are included in accounts payable on the unaudited condensed consolidated balance sheets, were as follows:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Payment obligations outstanding at the beginning of the period	$6,836	$8,661	$6,249	$5,967
Payment obligations additions during the period	14,010	14,834	27,122	29,828
Payment obligations settled during the period	(13,832)	(16,258)	(26,357)	(28,558)
Payment obligations outstanding at the end of the period	$7,014	$7,237	$7,014	$7,237

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025

Accrued employee compensation and related expenses	$158,126	$212,444
Accrued expenses	102,268	114,331
Accrued customer incentives and refund obligations	89,959	87,630
Accrued taxes	76,101	88,668
Current lease liabilities	26,715	27,074
Total accrued liabilities	$453,169	$530,147

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025

Accrued taxes	$15,415	$14,452
Other accrued long-term expenses	41,089	42,075
Total other long-term liabilities	$56,504	$56,527
NOTE 11.    DEBT

Credit Facility

As of June 30, 2026, we had $519.0 million in outstanding borrowings under our $1.25 billion five-year unsecured credit facility (the “Credit Facility”), of which $250.0 million is a three-year, unsecured term loan (the “Term Loan”), with a weighted average effective interest rate for the six months ended June 30, 2026, of 4.7%, excluding any impact of our interest rate swap. At December 31, 2025, we had $398.0 million outstanding under the Credit Facility, of which $250.0 million is the Term Loan, with a weighted average effective interest rate of 5.3%, excluding any impact of our interest rate swap. At June 30, 2026, we had remaining borrowing availability of $729.2 million under our $1.25 billion Credit Facility. The funds available under our Credit Facility reflect a reduction due to the issuance of letters of credit, which were primarily issued in connection with our workers’ compensation insurance policy, for $1.8 million.

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

The obligations under our Credit Facility may be accelerated upon the occurrence of an event of default under our Credit Facility, which includes customary events of default, including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the failure to pay specified indebtedness, and a change of control default. Our Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of sanctions laws and regulations. The sole financial covenant is a Consolidated Leverage Ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, share-based compensation expense, and certain other non-cash losses and charges, which is defined as the Consolidated Leverage Ratio under the terms of our Credit Facility, not to exceed 3.5-to-1. As of June 30, 2026, we were in compliance with the covenants of our Credit Facility.

Senior Notes

The following describes our currently outstanding unsecured senior notes issued and sold in private placements (collectively, the “Senior Notes”) as of June 30, 2026:

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

The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of sanctions laws and regulations. The sole financial covenant is a Consolidated Leverage Ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, share-based compensation expense, and certain other non-cash losses and charges, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. As of June 30, 2026, we were in compliance with the covenants of the Senior Note Agreements.

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
NOTE 12.    REPURCHASES OF COMMON STOCK

We primarily acquire shares of our common stock by repurchases in the open market. We also acquire shares that are surrendered by employees in payment for the statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three and six months ended June 30, 2026 and 2025, was not material. We have recognized approximately $3.1 million and $3.9 million in accrued liabilities related to the timing of settlements for share repurchases as of June 30, 2026 and December 31, 2025, respectively.

The Inflation Reduction Act of 2022 imposed a 1% excise tax on the value of shares repurchased in the open market, net of a reduction for eligible stock issuances, which is included in the cost of treasury stock acquired in open market repurchases. During the six months ended June 30, 2026 and 2025, we incurred applicable excise taxes of $4.9 million and $6.4 million, respectively, and paid excise tax during the six months ended June 30, 2026 and 2025, of $9.1 million and $8.4 million, respectively.

The following table is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrenders:

(in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Shares repurchased in the open market	582	713	1,170	1,644
Shares acquired through employee surrenders for statutory tax withholding	—	2	17	16
Total shares repurchased	582	715	1,187	1,660

Cost of shares repurchased in the open market	$332,046	$327,530	$692,879	$736,745
Cost of shares for employee surrenders	298	970	10,853	7,094
Total cost of shares	$332,344	$328,500	$703,732	$743,839

Average cost per share - open market repurchases	$570.72	$458.96	$592.41	$448.02
Average cost per share - employee surrenders	$563.62	$513.46	$627.34	$452.84
Average cost per share - total	$570.71	$459.10	$592.92	$448.07
NOTE 13.    INCOME TAXES

Our effective income tax rates were 18.9% and 20.2% for the three and six months ended June 30, 2026, respectively, compared to 18.9% and 20.2% for the three and six months ended June 30, 2025, respectively. Compared to the same periods in the prior year, our current-period effective tax rates were favorably impacted by geographic earnings mix and higher tax benefits related to share-based compensation, which were offset by a prior-year tax benefit from the resolution of international tax audits.

The effective tax rates for the three and six months ended June 30, 2026, were lower than the U.S. federal statutory tax rate of 21% primarily due to tax benefits from share-based compensation, partially offset by U.S. state taxes. Comparatively, the effective tax rates for the three and six months ended June 30, 2025 were lower than the U.S. federal statutory tax rate of 21% primarily due to tax benefits from share-based compensation and the resolution of international tax audits, partially offset by U.S. state taxes.

Cash paid for income taxes, net of refunds, during the six months ended June 30, 2026 and 2025, were $107.1 million and $137.4 million, respectively.

NOTE 14.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in Accumulated Other Comprehensive Income (“AOCI”), net of tax, consisted of the following:

	For the Six Months Ended June 30, 2026
	Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2025	$(2,514)	$(338)	$(2,507)	$(3,981)	$(2,529)	$(56,975)	$(68,844)
Other comprehensive income (loss) before reclassifications	8,712	3,050	—	5,249	—	(11,915)	5,096
Reclassified from accumulated other comprehensive income	236	(294)	—	—	268	—	210
Balance as of June 30, 2026	$6,434	$2,418	$(2,507)	$1,268	$(2,261)	$(68,890)	$(63,538)

	For the Six Months Ended June 30, 2025
	Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2024	$12,785	$542	$6,451	$7,409	$(3,908)	$(116,924)	$(93,645)
Other comprehensive income (loss) before reclassifications	(19,609)	234	(8,958)	(14,047)	—	61,149	18,769
Reclassified from accumulated other comprehensive income	(1,817)	(504)	—	—	247	—	(2,074)
Balance as of June 30, 2025	$(8,641)	$272	$(2,507)	$(6,638)	$(3,661)	$(55,775)	$(76,950)

The following table presents components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended June 30,		Amounts Reclassified from AOCI For the Six Months Ended June 30,
		2026	2025	2026	2025

Foreign currency exchange contracts	Cost of revenue	$(434)	$(1,180)	$(284)	$2,565
	Provision for income taxes	118	286	48	(748)
	Gain (loss), net of tax	$(316)	$(894)	$(236)	$1,817

Interest rate swap contracts	Interest expense	$182	$337	$387	$661
	Provision for income taxes	(44)	(80)	(93)	(157)
	Gain (loss), net of tax	$138	$257	$294	$504

Defined benefit plans	Cost of revenue and operating expenses	$(158)	$(155)	$(318)	$(293)
	Provision for income taxes	25	24	50	46
	Gain (loss), net of tax	$(133)	$(131)	$(268)	$(247)
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

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Shares outstanding for basic earnings per share	78,954	80,413	79,299	80,864

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	78,954	80,413	79,299	80,864
Dilutive effect of share-based payment awards	358	581	443	601
Total shares outstanding for basic and diluted earnings per share	79,312	80,994	79,742	81,465

Certain awards and options to acquire shares have been excluded from the calculation of weighted average shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Weighted average number of shares underlying anti-dilutive awards	92	35	1	1
Weighted average number of shares underlying anti-dilutive options	324	587	287	563
NOTE 16.    COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

Refer to “Note 8. Lease Commitments” for more information regarding our lease commitments.

Contingencies

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could exceed our accruals. Our accruals with respect to actual and threatened litigation were not material as of June 30, 2026.

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

From time to time, we receive notices alleging that our products infringe third-party proprietary rights, although we are not aware of any pending litigation with respect to such claims. Patent litigation is frequently complex and expensive, and the outcome of patent litigation can be difficult to predict. There can be no assurance that we will prevail in any infringement proceedings that may be commenced against us. If we lose any such litigation, we may be stopped from selling certain products and/or we may be required to pay damages as a result of the litigation.

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases, those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and, based on our analysis of the nature of the risks involved, we believe that the fair value of potential indemnification under these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations as of June 30, 2026, and December 31, 2025.

When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. As of June 30, 2026, and December 31, 2025, we do not have any material pre-acquisition liabilities recorded.

NOTE 17.    SEGMENT REPORTING

We operate primarily through three reportable segments: Companion Animal Group (“CAG”), Water quality products (“Water”), and Livestock, Poultry and Dairy (“LPD”). CAG provides diagnostics and information management products and services for the companion animal veterinary industry and the biomedical research community. Water provides testing solutions and related instrumentation for the detection and quantification of various microbiological parameters in water. LPD provides diagnostic tests, services, and related instrumentation that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to measure the quality and safety of milk. Our Other non-reportable segment results combine and present our human medical diagnostic business with our out-licensing arrangement because they do not meet the quantitative or qualitative thresholds for reportable segments.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in assessing performance. The CODM, our president and Chief Executive Officer, evaluates the performance of operating segments based on revenues and gross profit. Our CODM reviews the budget and actual financial results of the operating segments, decides how to allocate resources to meet our strategic priorities, and meets with operating segment leaders on a periodic basis to determine the allocation of resources.

The accounting principles used in the preparation of the segment information are the same as those used for the consolidated financial statements. Intersegment revenues, which are not included in the tables below, were not material for the three and six months ended June 30, 2026 and 2025. Refer to “Note 3. Revenue” for a summary of disaggregated revenue by segment and by major product and service category for the three and six months ended June 30, 2026 and 2025. Assets are not allocated to segments for internal reporting purposes and are not included in the review performed by the CODM for purposes of assessing segment performance and allocation of resources. Certain corporate expenses are allocated to the segments, including depreciation and amortization. Foreign currency transaction gains and losses for all operating segments are reported within Other and are reconciled in the tables below.

The following tables are a summary of reportable segment performance with Other to reconcile to our consolidated results for the three months ended June 30, 2026 and 2025:

(in thousands)	For the Three Months Ended June 30, 2026
	CAG	Water	LPD	Total

Total revenues from reportable segments	$1,118,236	$58,564	$35,181	$1,211,981
Reconciliation of revenue
Other revenues				4,604
Total revenue				$1,216,585
Cost of revenue from reportable segments	402,449	14,966	16,530
Segment gross profit	$715,787	$43,598	$18,651	$778,036

Reconciliation of operating profit (segment profit)
Segment gross profit				$778,036
Segment operating expenses				(352,068)
Other operating profit (excluding unallocated amounts)				(156)
Unallocated amounts
Foreign currency transaction gains (losses)				(246)
Non-operating income (expense)				(8,342)
Income before provision for income taxes				$417,224

(in thousands)	For the Three Months Ended June 30, 2025
	CAG	Water	LPD	Total

Total revenues from reportable segments	$1,022,443	$51,001	$31,762	$1,105,206
Reconciliation of revenue
Other revenues				4,251
Total revenue				$1,109,457
Cost of revenue from reportable segments	380,341	15,490	16,833
Segment gross profit	$642,102	$35,511	$14,929	$692,542

Reconciliation of operating profit (segment profit)
Segment gross profit				$692,542
Segment operating expenses				(319,928)
Other operating profit (excluding unallocated amounts)				1,000
Unallocated amounts
Foreign currency transaction gains (losses)				(568)
Non-operating income (expense)				(10,694)
Income before provision for income taxes				$362,352

The following tables are a summary of reportable segment performance with Other to reconcile to our consolidated results for the six months ended June 30, 2026 and 2025:

(in thousands)	For the Six Months Ended June 30, 2026
	CAG	Water	LPD	Total

Total revenues from reportable segments	$2,172,288	$108,829	$67,664	$2,348,781
Reconciliation of revenue
Other revenues				8,624
Total revenue				$2,357,405
Cost of revenue from reportable segments	788,992	28,694	32,103
Segment gross profit	$1,383,296	$80,135	$35,561	$1,498,992

Reconciliation of operating profit (segment profit)
Segment gross profit				$1,498,992
Segment operating expenses				(710,510)
Other operating profit (excluding unallocated amounts)				360
Unallocated amounts
Foreign currency transaction gains (losses)				(690)
Non-operating income (expense)				(15,486)
Income before provision for income taxes				$772,666

(in thousands)	For the Six Months Ended June 30, 2025
	CAG	Water	LPD	Total

Total revenues from reportable segments	$1,942,279	$96,322	$60,358	$2,098,959
Reconciliation of revenue
Other revenues				8,925
Total revenue				$2,107,884
Cost of revenue from reportable segments	725,354	28,738	31,064
Segment gross profit	$1,216,925	$67,584	$29,294	$1,313,803

Reconciliation of operating profit (segment profit)
Segment gross profit				$1,313,803
Segment operating expenses				(625,092)
Other operating profit (excluding unallocated amounts)				2,108
Unallocated amounts
Foreign currency transaction gains (losses)				(1,239)
Non-operating income (expense)				(17,144)
Income before provision for income taxes				$672,436
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

The amounts outstanding under our unsecured Credit Facility and senior notes (“long-term debt”) are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. As of June 30, 2026, the estimated fair value and carrying value of our long-term debt were $438.9 million and $450.0 million, respectively. As of December 31, 2025, the estimated fair value and carrying value of our long-term debt were $444.8 million and $450.0 million, respectively.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2026

Assets
Money market funds (1)	$9,508	$—	$—	$9,508
Foreign currency exchange contracts (2)	$—	$11,341	$—	$11,341
Cross currency swaps (2)	$—	$4,895	$—	$4,895
Interest rate swap (3)	$—	$3,180	$—	$3,180
Liabilities
Cross currency swaps (2)	$—	$9,558	$—	$9,558
Foreign currency exchange contracts (2)	$—	$2,356	$—	$2,356

(in thousands)
As of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2025

Assets
Cross currency swaps (2)	$—	$1,700	$—	$1,700
Foreign currency exchange contracts (2)	$—	$2,793	$—	$2,793
Liabilities
Cross currency swaps (2)	$—	$13,270	$—	$13,270
Foreign currency exchange contracts (2)	$—	$6,661	$—	$6,661
Interest rate swap (3)	$—	$446	$—	$446
Contingent consideration	$—	$—	$1,800	$1,800

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

We hold an investment in a private equity fund that invests in growth equity and early-stage businesses engaged in pet products and services. The fair value of this investment, measured using the net asset value (“NAV”) practical expedient, was $3.8 million at June 30, 2026, compared to $1.8 million at December 31, 2025. During the six months ended June 30, 2026, we recognized an unrealized gain of $1.2 million on our investment. We have a remaining unfunded commitment of approximately $2.4 million at June 30, 2026. Investments measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. We recognize changes in the fair value of our investment in net income as non-operating gains (losses) on equity investment because the investment is not a core business activity. Distributions occur as underlying investments are exited, with liquidation of the fund’s assets expected over a period of time of up to approximately 13 years from inception. We cannot redeem our interests until the fund’s dissolution, our interest is non-transferable without general partner consent, and no public market exists.

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

We recognize all hedging instrument assets and liabilities on the balance sheet at fair value at the balance sheet date. Hedging instruments that do not qualify for hedge accounting treatment are recorded at fair value through earnings. To qualify for hedge accounting treatment, hedging instruments must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the hedging instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated hedging instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Refer to “Note 14. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2026 and 2025.

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

We did not de-designate any instruments from hedge accounting treatment during the six months ended June 30, 2026, or 2025. Gains and losses related to hedge ineffectiveness recognized in earnings during the six months ended June 30, 2026 and 2025, were not material. As of June 30, 2026, the estimated amount of gains, net of tax, from our foreign exchange contracts which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $4.2 million if exchange rates do not fluctuate from the levels as of June 30, 2026. As of June 30, 2026, the estimated amount of gains, net of tax, from our interest rate swap contract which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $1.1 million if interest rates do not fluctuate from the levels as of June 30, 2026.

Interest Rate Swaps: We have entered into an interest rate swap contract to reduce the effect of variable interest obligations of our Term Loan. Beginning in November 2025 through November 2028, the variable interest rate associated with the $250.0 million of borrowings outstanding under our Credit Facility became effectively fixed at 3.4% plus the applicable credit spread. Our previous interest rate swap contract, from March 2023 through October 2025, on the variable interest rate associated with the $250.0 million of borrowings under our Credit Facility, was effectively fixed at 3.9% plus the applicable credit spread.

Foreign Currency Exchange Contracts: We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Japanese yen, Canadian dollar, and Australian dollar. We have additional unhedged foreign currency exposures related to intercompany foreign transactions and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $393.8 million and $397.6 million as of June 30, 2026, and December 31, 2025, respectively.

The following table presents the effects of cash flow hedge accounting on our unaudited condensed consolidated statements of income and comprehensive income, and provides information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)	Financial statement line items in which effects of cash flow hedges are recorded	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Foreign currency exchange contracts	Cost of revenue	$437,498	$414,725	$855,579	$789,773
Gain (loss) reclassified from accumulated other comprehensive income into net income		$434	$(1,180)	$284	$2,565

Interest rate swap contract	Interest expense	$(10,182)	$(11,321)	$(17,923)	$(18,987)
Gain (loss) reclassified from accumulated other comprehensive income into net income		$182	$337	$387	$661

Net Investment Hedges, Euro-Denominated Notes

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes that were due June 18, 2025. We designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in the translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than earnings. During the three and six months ended June 30, 2025, we recorded losses of $6.0 million and $9.0 million, respectively, net of tax, within AOCI as a result of these net investment hedges. At the maturity of the 1.785% Series C Senior Notes in June 2025, we paid the notional amount of €88.9 million, equivalent to $103.4 million at the date of payment. Refer to “Note 13. Debt” to the consolidated financial statements included in our 2025 Annual Report for further information regarding these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

We have entered into cross currency swap contracts as a hedge of our net investment in certain foreign subsidiaries to reduce the volatility caused by changes in foreign currency exchange rates relative to the U.S. dollar. The cross currency swaps outstanding as of June 30, 2026, have maturity dates beginning on March 31, 2028, through September 11, 2032.

The following table presents the outstanding cross currency swaps notional amounts that will be delivered to and received from the counterparties at maturity:

(in thousands)
Maturity Date	Notional Amount to be Delivered at Maturity	Notional Amount to be Received at Maturity

3/31/2028	€35,000	$37,755
6/30/2028	€90,000	$98,217
7/17/2028	€76,000	$88,113
7/31/2028	€39,000	$45,735
6/29/2029	€20,000	$21,268
9/11/2032	¥3,683,750	$25,000

The changes in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated or all or a portion of the hedge no longer qualifies for hedge accounting treatment. During the three and six months ended June 30, 2026, we recorded gains of $0.7 million and $5.2 million, net of tax, within AOCI as a result of these net investment hedges, compared to losses of $10.4 million and $14.0 million during the three and six months ended June 30, 2025, respectively. We receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $1.1 million and $2.1 million related to the excluded component as a reduction of interest expense for the three and six months ended June 30, 2026, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2025, respectively.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following:

(in thousands)		Hedging Assets
		June 30, 2026	December 31, 2025
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$8,347	$2,793
Foreign currency exchange contracts	Other long-term assets	2,994	—
Interest rate swap contract	Other long-term assets	3,180	—
Cross currency swaps	Other long-term assets	4,895	1,700
Total derivative instruments presented as hedging instruments on the balance sheet		19,416	4,493
Gross amounts subject to master netting arrangements not offset on the balance sheet		(2,356)	(1,941)
Net amount		$17,060	$2,552

(in thousands)		Hedging Liabilities
		June 30, 2026	December 31, 2025
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$2,356	$6,661
Cross currency swaps	Other long-term liabilities	9,558	13,270
Interest rate swap contract	Other long-term liabilities	—	446
Total derivative instruments presented as hedging instruments on the balance sheet		11,914	20,377
Gross amounts subject to master netting arrangements not offset on the balance sheet		(2,356)	(1,941)
Net amount		$9,558	$18,436

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

Description of Operating Segments. We operate primarily through three reportable segments: Companion Animal Group (“CAG”), Water quality products (“Water”), and Livestock, Poultry and Dairy (“LPD”). CAG provides diagnostics and information management products and services for the companion animal veterinary industry and the biomedical research community. Water provides testing solutions and related instrumentation for the detection and quantification of various microbiological parameters in water. LPD provides diagnostic tests, services, and related instrumentation that are used to manage the health status of livestock and poultry, to improve producer efficiency, and to measure the quality and safety of milk. Our Other non-reportable segment results combine and present our human medical diagnostic business with our out-licensing arrangement because they do not meet the quantitative or qualitative thresholds for reportable segments.

Global Conflicts. The current macroeconomic environment and current global conflicts, including hostilities in the Middle East, could cause further disruption to global energy markets, fuel prices, transportation networks, and supply chains particularly in the Asia Pacific and European regions, which may indirectly impact our operating costs and consumer availability and demand for our products and services.

Currency Impact. Refer to “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding the impact of foreign currency exchange rates.

Other Items. Refer to “Part I, Item 1. Intellectual Property, Including Patents and Licenses” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report for additional information regarding trends in companion animal healthcare, supply chain and logistics challenges, economic conditions, changes in tariff and trade policies, distributor purchasing and inventories, and patent expiration.

Critical Accounting Estimates and Assumptions

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026, are consistent with those discussed in our 2025 Annual Report in the section under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Assumptions.”

Recent Accounting Pronouncements

For more information regarding the impact that recent accounting standards and amendments will have on our consolidated financial statements, refer to “Note 2. Accounting Policies” to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

The following revenue analysis and discussion includes organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues,” or “revenue growth” apply equally to revenue growth reported in accordance with U.S. GAAP and to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three and six months ended June 30, 2026, compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

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

We present Adjusted EBITDA, gross debt, net debt, gross debt to Adjusted EBITDA ratio, and net debt to Adjusted EBITDA ratio, all of which are non-GAAP financial measures that should be considered in addition to, and not as a replacement for, financial measures presented according to U.S. GAAP. Management believes that reporting these non-GAAP financial measures provides supplemental analysis to help investors further evaluate our business performance and available borrowing capacity under our Credit Facility.

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

The reconciliation of these non-GAAP financial measures is as follows:

(in thousands)	For the Three Months Ended June 30,
	2026			2025
	Income from Operations	Impact from Foreign Currency	Segment and Other Income from Operations	Income from Operations	Impact from Foreign Currency	Segment and Other Income from Operations
CAG	$393,069	$214	$393,283	$347,983	$494	$348,477
Water	30,258	16	30,274	24,606	36	24,642
LPD	2,395	16	2,411	(543)	38	(505)
Other	(156)	(246)	(402)	1,000	(568)	432
Total	$425,566	$—	$425,566	$373,046	$—	$373,046

(in thousands)	For the Six Months Ended June 30,
	2026			2025
	Income from Operations	Impact from Foreign Currency	Segment and Other Income from Operations	Income from Operations	Impact from Foreign Currency	Segment and Other Income from Operations
CAG	$730,234	$604	$730,838	$642,554	$1,078	$643,632
Water	53,901	42	53,943	45,380	79	45,459
LPD	3,657	44	3,701	(462)	82	(380)
Other	360	(690)	(330)	2,108	(1,239)	869
Total	$788,152	$—	$788,152	$689,580	$—	$689,580

Results of Operations

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

Total Company. The following table presents total Company revenue by operating segment:

	For the Three Months Ended June 30,
Net Revenue (dollars in thousands)	2026	2025	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$1,118,236	$1,022,443	$95,793	9.4%	0.6%	—	8.7%
United States	734,892	684,497	50,395	7.4%	—	—	7.4%
International	383,344	337,946	45,398	13.4%	1.9%	—	11.5%

Water	$58,564	$51,001	$7,563	14.8%	1.9%	—	13.0%
United States	29,621	26,090	3,531	13.5%	—	—	13.5%
International	28,943	24,911	4,032	16.2%	3.8%	—	12.4%

LPD	$35,181	$31,762	$3,419	10.8%	1.8%	—	9.0%
United States	6,608	5,767	841	14.6%	—	—	14.6%
International	28,573	25,995	2,578	9.9%	2.1%	—	7.8%

Other	$4,604	$4,251	$353	8.3%	—	—	8.3%

Total Company	$1,216,585	$1,109,457	$107,128	9.7%	0.7%	—	9.0%
United States	772,968	717,869	55,099	7.7%	—	—	7.7%
International	443,617	391,588	52,029	13.3%	2.0%	—	11.2%

(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in revenue primarily reflected growth in CAG Diagnostics recurring revenue, including benefits from higher volumes and higher realized prices. Volume growth was supported by high customer retention rates with increased testing by existing customers, including our expanded menu of available tests, as well as new customer additions. Lower instrument revenue was primarily due to the lower placements of our IDEXX inVue DxTM Analyzer, compared to the broad commercial availability during the second quarter of 2025. Higher volumes and realized prices in recurring veterinary software subscriptions, services, and diagnostic imaging also contributed to revenue growth. Revenue growth in our Water business was primarily due to higher volumes and realized prices. The increase in LPD revenue was primarily due to higher volumes and higher realized prices. The impact of changes in foreign currency exchange rates increased revenue growth by 0.7%.

The following table presents our consolidated Company results of operations:

	For the Three Months Ended June 30,				Change
Total Company - Results of Operations (dollars in thousands)	2026	Percent of Revenue	2025	Percent of Revenue	Amount	Percentage

Revenues	$1,216,585		$1,109,457		$107,128	9.7%
Cost of revenue	437,498		414,725		22,773	5.5%
Gross profit	779,087	64.0%	694,732	62.6%	84,355	12.1%

Operating expenses:
Sales and marketing	171,277	14.1%	161,107	14.5%	10,170	6.3%
General and administrative	116,815	9.6%	98,681	8.9%	18,134	18.4%
Research and development	65,429	5.4%	61,898	5.6%	3,531	5.7%
Total operating expenses	353,521	29.1%	321,686	29.0%	31,835	9.9%
Income from operations	$425,566	35.0%	$373,046	33.6%	$52,520	14.1%

Gross Profit. Gross profit increased due to higher revenue and a 140 basis point increase in the gross profit margin. The increase in the gross profit margin reflected benefits from proportionally higher IDEXX VetLab consumable and reference laboratory volume growth, the business mix impact associated with lower premium instrument revenue, operational productivity improvements, and net price realization, which offset inflationary costs. The increase in gross margin also reflects favorability in our Water and Livestock, Poultry and Dairy operating segments. Changes in foreign currency exchange rates increased the gross profit margin by approximately 15 basis points, including the impact of lower hedge losses during the current period compared to the prior period.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs, as well as higher costs related to commercial expansion. General and administrative expense increased primarily due to higher personnel-related costs, and higher depreciation and amortization related to technology and infrastructure investments. Research and development expense increased primarily due to higher personnel-related costs. Changes in foreign currency exchange rates increased operating expense growth by less than 1%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Three Months Ended June 30,
Net Revenue (dollars in thousands)	2026	2025	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$974,713	$877,995	$96,718	11.0%	0.7%	—	10.3%
IDEXX VetLab consumables	430,337	375,112	55,225	14.7%	1.1%	—	13.6%
Rapid assay products	101,575	100,240	1,335	1.3%	0.3%	—	1.1%
Reference laboratory diagnostic and consulting services	406,729	367,694	39,035	10.6%	0.3%	—	10.3%
CAG diagnostics services and accessories	36,072	34,949	1,123	3.2%	1.1%	—	2.1%
CAG Diagnostics capital - instruments	47,174	58,600	(11,426)	(19.5%)	0.1%	—	(19.6%)
Veterinary software, services and diagnostic imaging systems	96,349	85,848	10,501	12.2%	0.4%	—	11.8%
Recurring revenue	76,343	68,954	7,389	10.7%	0.5%	—	10.2%
Systems and hardware	20,006	16,894	3,112	18.4%	0.2%	—	18.2%
Net CAG revenue	$1,118,236	$1,022,443	$95,793	9.4%	0.6%	—	8.7%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher sales volumes of IDEXX VetLab consumables and reference laboratory testing, as well as higher realized prices. Changes in foreign currency exchange rates increased revenue growth by 0.7%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher volumes and higher realized prices. Volume gains were supported by increases in testing across major regions, reflecting growth in testing by existing customers, including sales of our expanded menu of available tests, and the benefits from 11% growth in our installed base of premium instruments. Changes in foreign currency exchange rates increased revenue growth by 1.1%.

Rapid assay revenue increased from higher realized prices, moderated by lower volumes primarily due to lower vector-borne disease testing, and a shift of customers’ pancreatic lipase testing to our Catalyst instrument platform.

The increase in reference laboratory diagnostic and consulting services revenue was due to higher testing volumes across all major regions and higher realized prices. Volume growth was supported by increased testing by existing customers, including sales of our expanded menu of tests, and by new customers.

CAG Diagnostics Capital – Instrument Revenue. The decrease in instrument revenue was primarily due to lower placements of our IDEXX inVue Dx Analyzer, compared to the broad commercial availability in second quarter of 2025.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in recurring revenue was primarily due to higher subscription and integrated services volumes from our expanded SaaS installed base and from higher realized prices. The increase in our systems and hardware revenue was primarily due to higher diagnostic imaging system sales.

The following table presents the CAG segment results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2026	Percent of Revenue	2025	Percent of Revenue	Amount	Percentage

Revenues	$1,118,236		$1,022,443		$95,793	9.4%
Cost of revenue	402,449		380,341		22,108	5.8%
Gross profit	715,787	64.0%	642,102	62.8%	73,685	11.5%

Segment operating expenses:
Sales and marketing	155,804	13.9%	146,896	14.4%	8,908	6.1%
General and administrative	106,078	9.5%	89,478	8.8%	16,600	18.6%
Research and development	60,622	5.4%	57,251	5.6%	3,371	5.9%
Total segment operating expenses	322,504	28.8%	293,625	28.7%	28,879	9.8%
Segment income from operations	$393,283	35.2%	$348,477	34.1%	$44,806	12.9%

Gross Profit. Gross profit increased due to higher revenue and a 120 basis point increase in the gross profit margin. The increase in the gross profit margin reflected benefits from proportionally higher IDEXX VetLab consumable and reference laboratory volumes growth, the business mix impact associated with lower premium instrument revenue, operational productivity improvements, and net price realization, which offset inflationary costs. Changes in foreign currency exchange rates increased the gross profit margin by approximately 10 basis points, including the impact of lower hedge losses during the current period compared to the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs, as well as higher costs related to commercial expansion. General and administrative expense increased primarily due to higher personnel-related costs, and higher depreciation and amortization related to technology and infrastructure investments. Research and development expense increased primarily due to higher personnel-related costs. Changes in foreign currency exchange rates increased operating expense growth by less than 1%.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2026	Percent of Revenue	2025	Percent of Revenue	Amount	Percentage

Revenues	$58,564		$51,001		$7,563	14.8%
Cost of revenue	14,966		15,490		(524)	(3.4%)
Gross profit	43,598	74.4%	35,511	69.6%	8,087	22.8%

Segment operating expenses:
Sales and marketing	7,164	12.2%	6,065	11.9%	1,099	18.1%
General and administrative	4,601	7.9%	3,345	6.6%	1,256	37.5%
Research and development	1,559	2.7%	1,459	2.9%	100	6.9%
Total segment operating expenses	13,324	22.8%	10,869	21.3%	2,455	22.6%
Segment income from operations	$30,274	51.7%	$24,642	48.3%	$5,632	22.9%

Revenue. The increase in revenue was primarily due to higher volumes, particularly in the Americas and Europe, and, to a lesser extent, higher realized prices. The increase in volumes was primarily from higher demand for Colilert test products and accessories used in coliform and E. coli testing. International volumes were favorably impacted by the timing of shipments in the current period that had been delayed from the prior quarter as a result of conflict in the Middle East. Changes in foreign currency exchange rates increased revenue growth by 1.9%.

Gross Profit. Gross profit increased due to higher revenue and a 480 basis point increase in the gross profit margin. The net increase in the gross profit margin was primarily due to lower product costs, higher realized prices, which offset inflationary costs, and the favorable impact of changes in product mix. Changes in foreign currency exchange rates increased the gross profit margin by approximately 30 basis points, including the impact of lower hedge losses during the current period compared to the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs and commercial investments. General and administrative expense increased primarily due to higher bad debt costs and higher personnel-related costs. Research and development expense increased primarily due to higher personnel-related costs. Changes in foreign currency exchange rates increased operating expense growth by approximately 2%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2026	Percent of Revenue	2025	Percent of Revenue	Amount	Percentage

Revenues	$35,181		$31,762		$3,419	10.8%
Cost of revenue	16,530		16,833		(303)	(1.8%)
Gross profit	18,651	53.0%	14,929	47.0%	3,722	24.9%

Segment operating expenses:
Sales and marketing	8,160	23.2%	7,847	24.7%	313	4.0%
General and administrative	4,921	14.0%	4,555	14.3%	366	8.0%
Research and development	3,159	9.0%	3,032	9.5%	127	4.2%
Total segment operating expenses	16,240	46.2%	15,434	48.6%	806	5.2%
Segment income from operations	$2,411	6.9%	$(505)	(1.6%)	$2,916	(577.4%)

Revenue. The increase in revenue was primarily due to increases in test volumes, particularly in the Americas, and, to a lesser extent, higher realized prices. The increase in volumes was primarily due to growth in testing by existing customers, new customers, favorable timing impacts in Europe due to changes in customer ordering patterns compared to the prior year. Changes in foreign currency exchange rates increased revenue growth by 1.8%.

Gross Profit. The increase in gross profit was primarily due to higher revenue and a 600 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to lower per-unit costs from higher sales volumes and higher realized prices, which offset inflationary costs. Changes in foreign currency exchange rates increased the gross profit margin by approximately 160 basis points, including the impact of hedge gains during the current period compared to hedge losses in the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs. General and administrative expense increased primarily due to higher personnel-related and project-related consulting costs. Research and development expense increased primarily due to higher personnel-related costs. Changes in foreign currency exchange rates increased operating expense growth by approximately 1%.

Non-Operating Items

Interest Expense and Income. Interest expense was $10.2 million for the three months ended June 30, 2026, compared to $11.3 million for the same period during the prior year. Interest income was $0.6 million for the three months ended June 30, 2026, and June 30, 2025.

Gain (Loss) on Equity Investments. During the second quarter, we recognized an unrealized gain on an equity investment of $1.2 million.

Provision for Income Taxes. Our effective income tax rates were 18.9% for the three months ended June 30, 2026, and June 30, 2025. Compared to the same period in the prior year, our current-period effective tax rate was favorably impacted by geographic earnings mix and higher tax benefits related to share-based compensation, which were offset by a prior-year tax benefit from the resolution of international tax audits.

We anticipate reduced tax benefits related to share-based compensation, which is expected to increase our future effective tax rates. The anticipated reduction in these future tax benefits is due to the elimination of the exception for certain compensation deduction limits as a result of the Tax Cuts and Jobs Act of 2017.

Results of Operations

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

Total Company. The following table presents total Company revenue by operating segment:

	For the Six Months Ended June 30,
Net Revenue (dollars in thousands)	2026	2025	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$2,172,288	$1,942,279	$230,009	11.8%	1.7%	—	10.1%
United States	1,425,792	1,308,386	117,406	9.0%	—	—	9.0%
International	746,496	633,893	112,603	17.8%	5.4%	—	12.4%

Water	$108,829	$96,322	$12,507	13.0%	2.8%	—	10.2%
United States	56,014	49,593	6,421	12.9%	—	—	12.9%
International	52,815	46,729	6,086	13.0%	5.6%	—	7.4%

LPD	$67,664	$60,358	$7,306	12.1%	4.0%	—	8.2%
United States	12,992	11,555	1,437	12.4%	—	—	12.4%
International	54,672	48,803	5,869	12.0%	4.8%	—	7.2%

Other	$8,624	$8,925	$(301)	(3.4%)	—	—	(3.4%)

Total Company	$2,357,405	$2,107,884	$249,521	11.8%	1.8%	—	10.0%
United States	1,498,200	1,372,730	125,470	9.1%	—	—	9.1%
International	859,205	735,154	124,051	16.9%	5.3%	—	11.6%

(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in revenue primarily reflected growth in CAG Diagnostics recurring revenue, including benefits from higher volumes and higher realized prices. Volume growth was supported by high customer retention rates with increased testing by existing customers, including our expanded menu of available tests, as well as new customer additions. Lower instrument revenue was primarily due to program effects on pricing. Higher volumes and realized price gains in recurring veterinary software, services, and diagnostic imaging also contributed to revenue growth. Revenue growth in our Water business was primarily due to higher realized prices and volumes. The increase in LPD revenue was primarily due to higher volumes and higher realized prices. Changes in foreign currency exchange rates increased revenue growth by 1.8%.

The following table presents our consolidated Company results of operations:

	For the Six Months Ended June 30,				Change
Total Company - Results of Operations (dollars in thousands)	2026	Percent of Revenue	2025	Percent of Revenue	Amount	Percentage

Revenues	$2,357,405		$2,107,884		$249,521	11.8%
Cost of revenue	855,579		789,773		65,806	8.3%
Gross profit	1,501,826	63.7%	1,318,111	62.5%	183,715	13.9%

Operating expenses:
Sales and marketing	346,527	14.7%	317,330	15.1%	29,197	9.2%
General and administrative	235,930	10.0%	190,242	9.0%	45,688	24.0%
Research and development	131,217	5.6%	120,959	5.7%	10,258	8.5%
Total operating expenses	713,674	30.3%	628,531	29.8%	85,143	13.5%
Income from operations	$788,152	33.4%	$689,580	32.7%	$98,572	14.3%

Gross Profit. Gross profit increased due to higher revenue and a 120 basis point increase in the gross profit margin. The increase in the gross profit margin reflected benefits from proportionally higher IDEXX VetLab consumable and reference laboratory volumes growth, the business mix impact associated with lower premium instrument revenue, operational productivity improvements, and net price realization, which offset inflationary costs. The increase in gross margin also reflects favorability in our Water and Livestock, Poultry and Dairy operating segments. Changes in foreign currency exchange rates increased the gross profit margin by approximately 10 basis points, including the impact of hedge losses during the current period compared to hedge gains in the prior period.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs, as well as higher costs related to commercial expansion. General and administrative expense increased primarily due to a prior period reduction in accrued expense of approximately $9 million related to a litigation matter concluded in 2025, higher personnel-related costs, higher depreciation and amortization related to technology and infrastructure investments, and a $5 million expense for the full impairment of an equity investment in the first quarter of the current year. Research and development expense increased primarily due to higher personnel-related and project costs. Changes in foreign currency exchange rates increased operating expense growth by approximately 1%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Six Months Ended June 30,
Net Revenue (dollars in thousands)	2026	2025	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$1,895,026	$1,684,262	$210,764	12.5%	1.8%	—	10.7%
IDEXX VetLab consumables	842,919	719,891	123,028	17.1%	2.6%	—	14.5%
Rapid assay products	186,513	184,274	2,239	1.2%	0.7%	—	0.5%
Reference laboratory diagnostic and consulting services	792,908	712,100	80,808	11.3%	1.4%	—	10.0%
CAG diagnostics services and accessories	72,686	67,997	4,689	6.9%	2.3%	—	4.6%
CAG Diagnostics capital - instruments	$89,623	$90,594	$(971)	(1.1%)	1.4%	—	(2.5%)
Veterinary software, services and diagnostic imaging systems:	$187,639	$167,423	$20,216	12.1%	0.7%	—	11.4%
Recurring revenue	149,879	134,747	15,132	11.2%	0.8%	—	10.5%
Systems and hardware	37,760	32,676	5,084	15.6%	0.3%	—	15.2%
Net CAG revenue	$2,172,288	$1,942,279	$230,009	11.8%	1.7%	—	10.1%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher sales volumes of IDEXX VetLab consumables and reference laboratory testing, as well as higher realized prices. Changes in foreign currency exchange rates increased revenue growth by 1.8%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher volumes and higher realized prices. Volume gains were supported by increases in testing across major regions, reflecting growth in testing by existing customers, including sales of our expanded menu of available tests, and the benefits from 11% growth in our installed base of premium instruments. Changes in foreign currency exchange rates increased revenue growth by 2.6%.

Rapid assay revenue increased from higher realized prices, moderated by lower volumes primarily due to lower vector-borne disease testing, and a shift of customers’ pancreatic lipase testing to our Catalyst instrument platform. Changes in foreign currency exchange rates increased revenue growth by 0.7%

The increase in reference laboratory diagnostic and consulting services revenue was due to higher testing volumes across all major regions and higher realized prices. Volume growth was supported by increased testing by existing customers, including sales of our expanded menu of tests, and by new customers. The impact of changes in foreign currency exchange rates increased revenue growth by 1.4%.

CAG Diagnostics Capital – Instrument Revenue. The decrease in instrument revenue was primarily due to program effects on pricing. Changes in foreign currency exchange rates increased revenue growth by 1.4%.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in recurring revenue was primarily due to higher subscription and integrated services volumes from our expanded SaaS installed base and from higher realized prices. The increase in our systems and hardware revenue was primarily due to higher diagnostic imaging system sales. Changes in foreign currency exchange rates increased revenue growth by 0.7%

The following table presents the CAG segment results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2026	Percent of Revenue	2025	Percent of Revenue	Amount	Percentage

Revenues	$2,172,288		$1,942,279		$230,009	11.8%
Cost of revenue	788,992		725,354		63,638	8.8%
Gross profit	1,383,296	63.7%	1,216,925	62.7%	166,371	13.7%

Segment operating expenses:
Sales and marketing	316,215	14.6%	289,808	14.9%	26,407	9.1%
General and administrative	214,659	9.9%	171,612	8.8%	43,047	25.1%
Research and development	121,584	5.6%	111,873	5.8%	9,711	8.7%
Total segment operating expenses	652,458	30.0%	573,293	29.5%	79,165	13.8%
Segment income from operations	$730,838	33.6%	$643,632	33.1%	$87,206	13.5%

Gross Profit. Gross profit increased due to higher revenue and a 100 basis point increase in the gross profit margin. The increase in the gross profit margin reflected benefits from proportionally higher IDEXX VetLab consumable and reference laboratory volumes growth, the business mix impact associated with lower premium instrument revenue, operational productivity improvements, and net price realization, which offset inflationary costs. Changes in foreign currency exchange rates increased the gross profit margin by approximately 10 basis points, including the impact of hedge losses during the current period compared to hedge gains in the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs, as well as higher costs related to commercial expansion. General and administrative expense increased primarily due to a prior period reduction in accrued expense of approximately $9 million related to a litigation matter concluded in 2025, higher personnel-related costs, higher depreciation and amortization related to technology and infrastructure investments, and a $5 million expense for the full impairment of an equity investment in the first quarter of the current year. Research and development expense increased primarily due to higher personnel-related and project costs. Changes in foreign currency exchange rates increased operating expense growth by approximately 1%.

Water

The following table presents the Water segment results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2026	Percent of Revenue	2025	Percent of Revenue	Amount	Percentage

Revenues	$108,829		$96,322		$12,507	13.0%
Cost of revenue	28,694		28,738		(44)	(0.2%)
Gross profit	80,135	73.6%	67,584	70.2%	12,551	18.6%

Segment operating expenses:
Sales and marketing	13,997	12.9%	12,107	12.6%	1,890	15.6%
General and administrative	8,968	8.2%	7,123	7.4%	1,845	25.9%
Research and development	3,227	3.0%	2,895	3.0%	332	11.5%
Total segment operating expenses	26,192	24.1%	22,125	23.0%	4,067	18.4%
Segment income from operations	$53,943	49.6%	$45,459	47.2%	$8,484	18.7%

Revenue. The increase in revenue was primarily due to higher realized prices and higher volumes, particularly in the Americas and Europe. The increase in volumes was primarily from higher demand for Colilert test products and related accessories used in coliform and E. coli testing. Changes in foreign currency exchange rates increased revenue growth by 2.8%.

Gross Profit. Gross profit increased due to higher revenue and a 340 basis point increase in the gross profit margin. The net increase in the gross profit margin was primarily due to lower product costs and higher realized prices, which offset inflationary costs. Changes in foreign currency exchange rates decreased the gross profit margin by approximately 5 basis points including the impact of hedge losses during the current period compared to hedge gains in the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs and commercial investments. General and administrative expense increased primarily due to higher bad debt costs and higher personnel-related costs. Research and development expense increased primarily due to higher personnel-related costs. Changes in foreign currency exchange rates increased operating expense growth by approximately 2%.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Six Months Ended June 30,				Change
Results of Operations (dollars in thousands)	2026	Percent of Revenue	2025	Percent of Revenue	Amount	Percentage

Revenues	$67,664		$60,358		$7,306	12.1%
Cost of revenue	32,103		31,064		1,039	3.3%
Gross profit	35,561	52.6%	29,294	48.5%	6,267	21.4%

Segment operating expenses:
Sales and marketing	15,949	23.6%	14,858	24.6%	1,091	7.3%
General and administrative	9,647	14.3%	8,929	14.8%	718	8.0%
Research and development	6,264	9.3%	5,887	9.8%	377	6.4%
Total segment operating expenses	31,860	47.1%	29,674	49.2%	2,186	7.4%
Segment income from operations	$3,701	5.5%	$(380)	(0.6%)	$4,081	(1,073.9%)

Revenue. The increase in revenue was primarily due to increases in test volumes, particularly in Europe and the Americas, and, to a lesser extent, higher realized prices. The increase in volumes was primarily due to new customers, favorable timing impacts in Europe due to changes in customer ordering patterns compared to the prior year, and growth in testing by existing customers. Changes in foreign currency exchange rates increased revenue growth by 4.0%.

Gross Profit. The increase in gross profit was primarily due to higher revenues and a 410 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to lower per-unit costs from higher sales volumes and higher realized prices, which offset inflationary costs. Changes in foreign currency exchange rates increased the gross profit margin by approximately 5 basis points, including the impact of lower hedge gains during the current period compared to the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related and travel costs. General and administrative expense increased primarily due to higher personnel-related and project-related consulting costs. Research and development expense increased primarily due to higher personnel-related costs. Changes in foreign currency exchange rates increased operating expense growth by approximately 2%.

Non-Operating Items

Interest Expense and Income. Interest expense was $17.9 million for the six months ended June 30, 2026, compared to $19.0 million for the same period during the prior year. Interest income was $1.2 million for the six months ended June 30, 2026, compared to $1.8 million for the same period during the prior year.

Gain (Loss) on Equity Investments. For the six months ended June 30, 2026, we recognized an unrealized gain on an equity investment of $1.2 million.

Provision for Income Taxes. Our effective income tax rates were 20.2% for the six months ended June 30, 2026, and June 30, 2025. Compared to the same period in the prior year, our current-period effective tax rate was favorably impacted by geographic earnings mix and higher tax benefits related to share-based compensation, which were offset by a prior-year tax benefit from the resolution of international tax audits.

We anticipate reduced tax benefits related to share-based compensation, which is expected to increase our future effective tax rates. The anticipated reduction in these future tax benefits is due to the elimination of the exception for certain compensation deduction limits as a result of the Tax Cuts and Jobs Act of 2017.

Liquidity and Capital Resources

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. We generate cash primarily through the payments made by customers for our companion animal, livestock, poultry, dairy, and water products and services, consulting services, and other various systems and services. Our cash disbursements are primarily related to compensation and benefits for our employees, inventory and supplies, repurchase of our common stock, taxes, research and development, capital expenditures, rents, occupancy-related charges, interest expense, and business acquisitions. Working capital totaled $221.8 million as of June 30, 2026, compared to $265.0 million as of December 31, 2025. The change in working capital is primarily due to higher current borrowings outstanding on our Credit Facility, partially offset by higher accounts receivable and lower accrued expenses. As of June 30, 2026, we had $196.9 million of cash and cash equivalents, compared to $180.1 million as of December 31, 2025. As of June 30, 2026, we had a remaining borrowing availability of $729.2 million under our $1.25 billion Credit Facility, with $519.0 million in outstanding borrowings under our Credit Facility, and an option for the Company to incur incremental revolving credit commitments and/or term loans in the aggregate principal amount of up to $250.0 million. As of December 31, 2025, we had $398.0 million in outstanding borrowings under our Credit Facility. The general availability of funds under our Credit Facility is reduced by $1.8 million for outstanding letters of credit. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to incur incremental revolving credit commitments and/or term loans under our Credit Facility and otherwise obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example to fund significant discretionary activities, we could elect to raise capital in the U.S. through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and cash equivalents are generally available without restrictions to fund ordinary business operations outside the U.S.
The following table presents cash, cash equivalents, and marketable securities held domestically and by our foreign subsidiaries:

(in thousands)	June 30, 2026	December 31, 2025

U.S.	$27,532	$1,606
Foreign	169,401	178,464
Total cash and cash equivalents	$196,933	$180,070

Total cash and cash equivalents held in U.S. dollars by our foreign subsidiaries	$27,201	$24,571
As of June 30, 2026, of the $196.9 million of cash and cash equivalents held, $187.4 million was held as bank deposits and $9.5 million was held in a U.S. government money market fund. As of December 31, 2025, more than 99% of the cash and cash equivalents held were held as bank deposits at a diversified group of institutions, primarily systemically important banks. Cash and cash equivalents as of June 30, 2026, included approximately $0.9 million in cash denominated in non-U.S. currencies held in a country with currency control restrictions, which limit our ability to transfer funds outside of the country in which they are held without incurring costs. The currency control restricted cash is generally available for use within the country where it is held.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025

Days sales outstanding (1)	46.2	46.2	46.8	46.5	44.7
Inventory turns (2)	1.4	1.4	1.6	1.5	1.5

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

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Six Months Ended June 30,
(in thousands)	2026	2025	Change

Net cash provided by operating activities	$613,410	$423,705	$189,705
Net cash used by investing activities	(59,040)	(63,238)	4,198
Net cash used by financing activities	(536,619)	(495,952)	(40,667)
Net effect of changes in exchange rates on cash	(888)	11,813	(12,701)
Net change in cash and cash equivalents	$16,863	$(123,672)	$140,535

Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2026, was $613.4 million, which was a net increase in operating cash flows of $189.7 million, compared to the same period during the prior year. Cash was provided from net income of $616.9 million, adjusted for net non-cash items of $143.2 million, partially offset by a net decrease from changes in operating assets and liabilities of $146.7 million.

The following table presents cash flow impacts from changes in operating assets and liabilities, excluding the effects of foreign exchange rate fluctuations:

	For the Six Months Ended June 30,
(in thousands)	2026	2025	Change

Accounts receivable	$(82,844)	$(74,889)	$(7,955)
Inventories	(1,787)	(4,081)	2,294
Other assets and liabilities	(66,538)	(133,460)	66,922
Accounts payable	4,481	(12,113)	16,594
Total change in cash due to changes in operating assets and liabilities	$(146,688)	$(224,543)	$77,855

Cash used by changes in operating assets and liabilities during the six months ended June 30, 2026, decreased $77.9 million, compared to the same period during the prior year. The decrease in cash used for other assets and liabilities was primarily due to a litigation settlement payment in the prior year for approximately $80 million and lower income tax payments in the current period, partially offset by higher annual employee incentive program payments in the current year.

We have historically experienced proportionately lower net cash flows from operating activities during the first quarter and proportionately higher cash flows from operating activities for the remainder of the year, driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

Investing Activities. Net cash used by investing activities was $59.0 million during the six months ended June 30, 2026, compared to $63.2 million for the same period during the prior year. The decrease in cash used by investing activities was primarily due to lower capital expenditures.

Our total capital expenditure plan for 2026 is estimated to be approximately $180.0 million, which includes capital investments in manufacturing and operations facilities to support growth, as well as investments in customer-facing software development.

Financing Activities. Net cash used by financing activities was $536.6 million during the six months ended June 30, 2026, compared to $496.0 million used for the same period during the prior year. The increase in net cash used was primarily due to comparatively less cash provided by net borrowings under our Credit Facility, which were $121.0 million during the current period, compared to $329.0 million in the prior period. This relative reduction of $208.0 million in cash provided was partially offset by the comparative impacts from other financing activities, including the use of cash in the prior period for the payment of senior notes of $103.4 million, $41.2 million less cash used during the current period for the repurchase of our common stock, and $26.2 million higher proceeds from stock option exercises during the current period.

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

As of June 30, 2026, we had $519.0 million in outstanding borrowings under our Credit Facility, of which $250.0 million was on our Term Loan under our Credit Facility. Our Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of sanctions laws and regulations. The sole financial covenant is a Consolidated Leverage Ratio test as described below.

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

Financial Covenant. The sole financial covenant of our Credit Facility and Senior Note Agreements is a Consolidated Leverage Ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization, non-recurring transaction expenses incurred in connection with acquisitions, share-based compensation expense, and certain other non-cash losses and charges (“Adjusted EBITDA”), as defined in the Senior Note Agreements and Credit Facility, not to exceed 3.5-to-1. As of June 30, 2026, we were in compliance with such covenant.

The following details our Consolidated Leverage Ratio calculation:

(in thousands)	Twelve Months Ended
Trailing 12 Months Adjusted EBITDA:	June 30, 2026

Consolidated Net Income	$1,139,656
Consolidated Interest Charge	37,788
Provision for income taxes	284,763
Depreciation and amortization	154,082
Non-recurring transaction expense incurred in connection with Acquisitions *	90
Non-cash charges associated with Share Based Payments	62,972
Extraordinary and other non-recurring non-cash losses and charges *	6,520
Adjusted EBITDA	$1,685,871

* Descriptions are contractually defined and may differ from U.S. GAAP definitions.

(dollars in thousands)
Debt to Adjusted EBITDA Ratio:	June 30, 2026

Credit Facility	$519,000
Current and long-term portion of long-term debt	449,864
Total debt	968,864
Acquisition-related consideration payable	—
Deferred financing costs	136
Gross debt	$969,000
Gross debt to Adjusted EBITDA ratio	0.57

Cash and cash equivalents	$196,933
Net debt	$772,067
Net debt to Adjusted EBITDA ratio	0.46

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies, and guarantees as of June 30, 2026, are described in Note 16 to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

Approximately 23% of our consolidated revenue was derived from products manufactured or sourced in U.S. dollars and sold internationally in local currencies for both the three and six months ended June 30, 2026, compared to approximately 22% for both the three and six months ended June 30, 2025. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured or purchased in U.S. dollars and sold internationally, and a weakening of the U.S. dollar has the opposite effects. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impacts of foreign currency denominated costs and expenses and foreign currency denominated supply contracts partially offset this exposure. We also enter into foreign currency exchange contracts, designated as hedges, to manage the exchange risk associated with intercompany inventory purchases and sales that are denominated in certain currencies other than the U.S. dollar.

The following table presents the estimated foreign currency exchange impacts on our revenues, operating profit, and diluted earnings per share for the current period compared to the respective prior-year period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025

Revenue increase (decrease)	$8,486	$12,454	$39,657	$201

Operating profit increase (decrease), excluding hedge activity and exchange impacts on settlement of foreign currency denominated transactions	$4,985	$5,490	$22,554	$(1,795)
Hedge gains (losses) - current period	(434)	(1,180)	(284)	2,565
Foreign currency transactions gains (losses) - current period	(246)	(568)	(690)	(1,239)
Operating profit increase (decrease) - current period	4,305	3,742	21,580	(469)

Hedge (gains) losses - comparable period in the prior year	1,180	(1,721)	(2,565)	(2,531)
Foreign currency transaction (gains) losses - comparable period in the prior year	568	1,001	1,239	1,934
Operating profit increase (decrease) - compared to prior period	$6,053	$3,022	$20,254	$(1,066)

Diluted earnings per share increase (decrease) - compared to prior period (1)	$0.06	$0.03	$0.20	$(0.01)
(1) The impacts on diluted earnings per share presented may not recalculate due to rounding.

At our current foreign exchange rate assumptions, we anticipate year-over-year changes for the remainder of the year will decrease our revenues, and increase operating profit and diluted earnings per share by approximately $13 million, $2 million and $0.02 per share, respectively. These favorable currency impacts to our operating profit and diluted earnings per share include net year-over-year impacts of foreign currency hedging activity, which is expected to increase our total operating profit by approximately $7 million and $0.07 per share for the remainder of the year ending December 31, 2026. These estimates assume that the value of the U.S. dollar will reflect the euro at $1.14, the British pound at $1.32, the Canadian dollar at $0.70, and the Australian dollar at $0.69; and the Japanese yen at ¥162, the Chinese renminbi at RMB 6.80, and the Brazilian real at R$5.20 relative to the U.S. dollar for the remainder of 2026. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations.

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

Interest Rate Risk. We entered into an interest rate swap to reduce the effect of variable interest obligations of our Term Loan. Beginning in November 2025, the variable interest rate associated with our $250.0 million Term Loan became effectively fixed at 3.4%, plus the applicable credit spread, through November 12, 2028. Borrowings outstanding under our Credit Facility at June 30, 2026, were $519.0 million. We have designated the interest rate swap as a cash flow hedge. For more information regarding our interest rate swap, refer to “Part I, Item 1. Financial Statements, Note 19. Hedging Instruments.”

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

April 1 to April 30, 2026	357,000		$576.70	357,000	2,777,370
May 1 to May 31, 2026	140,545		$562.67	140,500	2,636,870
June 1 to June 30, 2026	84,784		$558.85	84,300	2,552,570
Total	582,329	(2)		581,800	2,552,570

(1)Our Board of Directors has approved the repurchase of up to 78 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The initial program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program has been increased by the Board of Directors on numerous occasions. There is no specified expiration date for this repurchase program and it may be suspended or discontinued at any time. There were no other repurchase programs outstanding during the three months ended June 30, 2026, and no share repurchase programs expired during the period.

(2)During the three months ended June 30, 2026, we received 529 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

(3)Includes a 1% excise tax on the value of shares repurchased in the open market, net of a reduction for eligible stock issuances.

Refer to Note 12. “Repurchases of Common Stock” to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Item 5. Other Information

Rule 10b5-1 Trading Plan Elections

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date / Period End Date	Filed / Furnished Herewith

Articles of incorporation and by-laws

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of IDEXX Laboratories, Inc., dated May 13, 2026.	8-K	3.1	5/15/26

3.2	Amended and Restated By-Laws of IDEXX Laboratories, Inc., amended through May 13, 2026.	8-K	3.2	5/15/26

Material Contracts

10.1*	Amendment No. 10 to U.S. Supply Agreement, effective as of May 19, 2026, among IDEXX Operations, Inc., the Company and Ortho-Clinical Diagnostics, Inc. (“Ortho”)				X

10.2*	Amendment No. 8 to European Supply Agreement, effective as of May 19, 2026, among IDEXX B.V., the Company and Ortho				X

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

Interactive data file

101
The following financial and related information from IDEXX Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL, and contained in Exhibit 101.

*	Certain portions have been omitted as confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Andrew Emerson
Date: August 4, 2026	Andrew Emerson
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)