Form 10-Q
period 2026-09-30
IDEXX LABORATORIES INC /DE
filed 2026-11-02
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 78,786,265 on October 28, 2026.

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

FASB	U.S. Financial Accounting Standards Board
FDII	Foreign-Derived Intangible Income
LPD
Livestock, Poultry and Dairy, a reporting segment that provides diagnostic products and services for livestock and poultry health and measures the quality and safety of milk and improves producer efficiency.

Organic revenue growth	A non-GAAP financial measure that represents the percentage change in revenue, compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, and certain business acquisitions and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenue reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies.
Reported revenue growth	The percentage change in revenue reported in accordance with U.S. GAAP, compared to the same period in the prior year.
SaaS	Software-as-a-service
SEC	U.S. Securities and Exchange Commission
Senior Notes	Unsecured debt in the form of senior notes issued and sold in private placements
Term Loan	Three-year, unsecured term loan in the principal amount of $250 million under the Credit Facility
U.S. GAAP	Accounting principles generally accepted in the United States of America
Water	Water, a reporting segment that provides water microbiology testing products.

IDEXX LABORATORIES, INC.
Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025

ASSETS
Current Assets:
Cash and cash equivalents	$197,536	$180,070
Accounts receivable, net	615,799	552,378
Inventories	390,874	377,756
Other current assets	295,795	303,623
Total current assets	1,500,004	1,413,827
Long-Term Assets:
Property and equipment, net	732,131	747,380
Operating lease right-of-use assets	119,828	123,228
Goodwill	640,506	414,004
Intangible assets, net	117,772	109,843
Other long-term assets	596,868	542,477
Total long-term assets	2,207,105	1,936,932
TOTAL ASSETS	$3,707,109	$3,350,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$154,086	$110,408
Accrued liabilities	520,957	530,147
Credit Facility	474,000	398,000
Current portion of long-term debt	74,998	74,995
Current portion of deferred revenue	40,181	35,264
Total current liabilities	1,264,222	1,148,814
Long-Term Liabilities:
Deferred income tax liabilities	61,167	31,865
Long-term debt, net of current portion	299,879	374,842
Long-term deferred revenue, net of current portion	32,709	32,177
Long-term operating lease liabilities, net of current portion	97,530	101,151
Other long-term liabilities	82,425	56,527
Total long-term liabilities	573,710	596,562
Total liabilities	1,837,932	1,745,376

Commitments, Contingencies and Guarantees (Note 16)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 108,832 shares in 2026 and 108,369 shares in 2025; Outstanding: 78,790 shares in 2026 and 79,712 shares in 2025	10,883	10,837
Additional paid-in capital	1,958,621	1,826,750
Deferred stock units: Outstanding: 26 units in 2026 and 59 units in 2025	5,965	6,094
Retained earnings	7,325,905	6,391,902
Accumulated other comprehensive loss	(60,482)	(68,844)
Treasury stock, at cost: 30,042 shares in 2026 and 28,657 shares in 2025	(7,371,715)	(6,561,356)
Total stockholders’ equity	1,869,177	1,605,383
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,707,109	$3,350,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue:
Product revenue	$722,857	$656,159	$2,107,607	$1,886,771
Service revenue	491,380	449,080	1,464,035	1,326,352
Total revenue	1,214,237	1,105,239	3,571,642	3,213,123
Cost of revenue:
Cost of product revenue	214,534	206,961	613,157	587,639
Cost of service revenue	235,405	214,924	692,361	624,019
Total cost of revenue	449,939	421,885	1,305,518	1,211,658
Gross profit	764,298	683,354	2,266,124	2,001,465
Expenses:
Sales and marketing	169,850	159,157	516,377	476,487
General and administrative	123,283	105,936	359,213	296,178
Research and development	68,817	63,415	200,034	184,374
Total operating expenses	361,950	328,508	1,075,624	957,039
Income from operations	402,348	354,846	1,190,500	1,044,426
Non-operating income (expense):
Interest expense	(7,459)	(10,655)	(25,382)	(29,642)
Interest income	967	580	2,170	2,423
Gain (loss) on equity investment	3,469	—	4,703	—
Income before provision for income taxes	399,325	344,771	1,171,991	1,017,207
Provision for income taxes	82,180	70,161	237,988	205,931
Net income	$317,145	$274,610	$934,003	$811,276

Earnings per Share:
Basic	$4.02	$3.43	$11.80	$10.06
Diluted	$4.01	$3.40	$11.75	$9.99
Weighted Average Shares Outstanding:
Basic	78,825	80,096	79,139	80,605
Diluted	79,049	80,675	79,512	81,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Net income	$317,145	$274,610	$934,003	$811,276
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,013)	(2,715)	(13,928)	58,434
Reclassification adjustments for defined benefit plans (gain) loss included in net income, net of tax (expense) benefit of $25 and $75 in 2026 and $25 and $71 in 2025	129	134	397	381
Unrealized gain (loss) on Euro-denominated notes, net of tax expense (benefit) of $0 in 2026 and $0 and $(2,511) in 2025	—	—	—	(8,958)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on foreign currency exchange contracts, net of tax expense (benefit) of $573 and $3,604 in 2026 and $1,553 and $(6,214) in 2025	1,865	4,245	10,577	(15,364)
Unrealized gain (loss) on cross currency swaps, net of tax expense (benefit) of $318 and $1,976 in 2026 and $340 and $(4,038) in 2025	1,010	1,097	6,259	(12,950)
Unrealized gain (loss) on interest rate swap, net of tax expense (benefit) of $877 and $1,840 in 2026 and $(7) and $66 in 2025	2,774	(20)	5,824	214
Reclassification adjustments for (gain) loss included in net income, net of tax (expense) benefit of $(268) and $(313) in 2026 and $428 and $(477) in 2025	(709)	1,259	(767)	(1,062)
Unrealized gain (loss) on derivative instruments	4,940	6,581	21,893	(29,162)
Other comprehensive income (loss), net of tax	3,056	4,000	8,362	20,695
Comprehensive income	$320,201	$278,610	$942,365	$831,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2025	108,369	$10,837	$1,826,750	$6,094	$6,391,902	$(68,844)	$(6,561,356)	$1,605,383
Net income	—	—	—	—	278,446	—	—	278,446
Other comprehensive gain, net of tax	—	—	—	—	—	3,904	—	3,904
Repurchases of common stock, net of issuances	—	—	—	—	—	—	(366,047)	(366,047)
Common stock issued for share-based compensation plans, including excess tax benefit	131	13	18,013	51	—	—	—	18,077
Share-based compensation cost	—	—	16,316	24	—	—	—	16,340
Balance March 31, 2026	108,500	$10,850	$1,861,079	$6,169	$6,670,348	$(64,940)	$(6,927,403)	$1,556,103
Net income	—	—	—	—	338,412	—	—	338,412
Other comprehensive gain, net of tax	—	—	—	—	—	1,402	—	1,402
Repurchases of common stock, net of issuances	—	—	—	—	—	—	(332,344)	(332,344)
Common stock issued for share-based compensation plans, including excess tax benefit	217	22	33,147	(255)	—	—	—	32,914
Share-based compensation cost	—	—	16,064	24	—	—	—	16,088
Balance June 30, 2026	108,717	$10,872	$1,910,290	$5,938	$7,008,760	$(63,538)	$(7,259,747)	$1,612,575
Net income	—	—	—	—	317,145	—	—	317,145
Other comprehensive gain, net of tax	—	—	—	—	—	3,056	—	3,056
Repurchases of common stock, net of issuances	—	—	—	—	—	—	(111,968)	(111,968)
Common stock issued for share-based compensation plans, including excess tax benefit	115	11	32,142	—	—	—	—	32,153
Share-based compensation cost	—	—	16,189	27	—	—	—	16,216
Balance September 30, 2026	108,832	$10,883	$1,958,621	$5,965	$7,325,905	$(60,482)	$(7,371,715)	$1,869,177

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except per share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Stock Units	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2024	107,836	$10,784	$1,673,863	$5,885	$5,332,438	$(93,645)	$(5,334,012)	$1,595,313
Net income	—	—	—	—	242,677	—	—	242,677
Other comprehensive gain, net of tax	—	—	—	—	—	3,554	—	3,554
Repurchases of common stock, net of issuances	—	—	—	—	—	—	(415,260)	(415,260)
Common stock issued for share-based compensation plans, including excess tax benefit	80	8	7,135	(29)	—	—	—	7,114
Share-based compensation cost	—	—	14,615	—	—	—	—	14,615
Balance March 31, 2025	107,916	$10,792	$1,695,613	$5,856	$5,575,115	$(90,091)	$(5,749,272)	$1,448,013
Net income	—	—	—	—	293,989	—	—	293,989
Other comprehensive gain, net of tax	—	—	—	—	—	13,141	—	13,141
Repurchases of common stock, net of issuances	—	—	—	—	—	—	(328,498)	(328,498)
Common stock issued for share-based compensation plans, including excess tax benefit	125	12	16,943	373	—	—	—	17,328
Share-based compensation cost	—	$—	14,854	—	—	—	—	14,854
Balance June 30, 2025	108,041	$10,804	$1,727,410	$6,229	$5,869,104	$(76,950)	$(6,077,770)	$1,458,827
Net income	—	—	—	—	274,610	—	—	274,610
Other comprehensive gain, net of tax	—	—	—	—	—	4,000	—	4,000
Repurchases of common stock, net of issuances	—	—	—	—	—	—	(241,654)	(241,654)
Common stock issued for share-based compensation plans, including excess tax benefit	260	26	50,944	—	—	—	—	50,970
Share-based compensation cost	—	—	14,433	—	—	—	—	14,433
Balance September 30, 2025	108,301	$10,830	$1,792,787	$6,229	$6,143,714	$(72,950)	$(6,319,424)	$1,561,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025

Cash Flows from Operating Activities:
Net income	$934,003	$811,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,297	106,462
Impairment charge	5,000	—
Provision for credit losses	7,843	5,979
Deferred income taxes	18,908	99,675
Share-based compensation expense	48,644	43,902
Other	(1,468)	3,244
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(72,762)	(82,586)
Inventories	(123)	(2,202)
Other assets and liabilities	(18,793)	(154,728)
Accounts payable	22,578	(4,977)
Net cash provided by operating activities	1,063,127	826,045
Cash Flows from Investing Activities:
Purchases of property and equipment	(85,560)	(95,242)
Acquisition of a business, net of cash acquired	(223,430)	—
Acquisition of intangible assets	(3,692)	(13,350)
Purchases of equity investments	(1,695)	(756)
Proceeds from equity investments	4,111	—
Proceeds from net investment hedges	3,126	1,239
Net cash used by investing activities	(307,140)	(108,109)
Cash Flows from Financing Activities:
Borrowings (payments) on revolving credit facility, net	76,000	205,000
Payments of senior notes	(75,000)	(103,386)
Repurchases of common stock, including net excise tax settlements	(810,014)	(979,190)
Proceeds from exercises of stock options and employee stock purchase plans	82,551	75,493
Shares withheld for statutory tax withholding payments on restricted stock	(11,003)	(7,179)
Net cash used by financing activities	(737,466)	(809,262)
Net effect of changes in exchange rates on cash	(1,055)	11,226
Net increase (decrease) in cash and cash equivalents	17,466	(80,100)
Cash and cash equivalents at beginning of period	180,070	288,266
Cash and cash equivalents at end of period	$197,536	$208,166

Supplemental Cash Flow Information:
Unpaid property and equipment, reflected in accounts payable and accrued liabilities	$13,832	$6,778

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

The accompanying unaudited condensed consolidated financial statements include the accounts of IDEXX Laboratories, Inc., and our wholly-owned subsidiaries. We do not have any variable interest entities for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Changes in deferred revenue during the nine months ended September 30, 2025, were reclassified and aggregated with other assets and liabilities to reconcile net income to net cash provided by operating activities on the unaudited condensed consolidated statements of cash flows to conform to the current‑period presentation. The reclassification had no impact on net cash provided by operating activities for any period presented.

The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The condensed consolidated balance sheet data as of December 31, 2025, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).

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

NOTE 2.    ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026, are consistent with those discussed in “Note 2. Summary of Significant Accounting Policies” to the consolidated financial statements in our 2025 Annual Report and as updated below.

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

New Accounting Pronouncements Not Yet Adopted

In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818),” to clarify the accounting for and disclosure of environmental credits and environmental credit obligations. ASU 2026-02 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period and should be applied on a retrospective basis. We do not expect the adoption of ASU 2026-02 to have a material impact on our consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities,” which establishes authoritative guidance on the recognition, measurement, and presentation of government grants received by business entities. Under the ASU, a government grant is recognized when (1) it is probable the business entity will comply with the conditions of the grant and the grant will be received, and (2) the business entity meets the recognition guidance for a grant related to an asset or to income. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the timing of adoption and do not expect the adoption of ASU 2025-10 to have a material impact on our consolidated financial statements or related disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which amends the existing standard related to accounting for internal-use software development costs. The amendments modernize the recognition and capitalization framework to better align with current software development practices by removing references to project stages and clarify the criteria for capitalization, which begins when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the timing of adoption and do not expect the adoption of ASU 2025-06 to have a material impact on our consolidated financial statements or related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” to require disaggregated disclosures of specific expense categories underlying all relevant income statement expense line items on an annual and interim basis. The disclosure requirements will apply on a prospective basis, with the option to apply them retrospectively. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are evaluating ASU 2024-03 to determine its impact on the disclosures in our consolidated financial statements.

NOTE 3.    REVENUE

Revenue by Product and Service Categories and by Principal Geographic Areas

We present disaggregated revenue for our Companion Animal Group (“CAG”) segment based on major product and service categories. Our Water and Livestock, Poultry and Dairy (“LPD”) segments each comprise a single major product category.

The following table presents revenue by major product and service categories:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
CAG segment revenue:
CAG Diagnostics recurring revenue:
IDEXX VetLab consumables	$443,245	$387,813	$1,286,164	$1,107,704
Rapid assay products	89,135	88,638	275,648	272,912
Reference laboratory diagnostic and consulting services	399,079	362,725	1,191,987	1,074,825
CAG Diagnostics services and accessories	35,892	34,097	108,578	102,094
Total CAG Diagnostics recurring revenue	967,351	873,273	2,862,377	2,557,535

CAG Diagnostics capital - instruments	51,492	51,479	141,115	142,073

Veterinary software, services and diagnostic imaging systems:
Recurring revenue	77,472	70,988	227,351	205,735
Systems and hardware	19,653	16,794	57,413	49,470
Total veterinary software, services and diagnostic imaging systems	97,125	87,782	284,764	255,205

CAG segment revenue	1,115,968	1,012,534	3,288,256	2,954,813
Water segment revenue	58,836	54,297	167,665	150,619
LPD segment revenue	34,828	33,944	102,492	94,302
Other revenue	4,605	4,464	13,229	13,389
Total revenue	$1,214,237	$1,105,239	$3,571,642	$3,213,123

The following table presents revenue by principal geographic area, based on customers’ domiciles:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$766,582	$705,040	$2,264,782	$2,077,770
Europe, the Middle East and Africa	267,127	245,061	789,704	682,879
Asia Pacific	104,921	90,724	300,800	261,755
Canada	49,020	41,377	140,747	125,368
Latin America & Caribbean	26,587	23,037	75,609	65,351
Total revenue	$1,214,237	$1,105,239	$3,571,642	$3,213,123

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

On December 31, 2025, our contract assets were $312.7 million, of which approximately $19.9 million and $60.9 million were reclassified to accounts receivable when customers were billed for related products and services during the three and nine months ended September 30, 2026, respectively, compared to $15.5 million and $47.7 million during the three and nine months ended September 30, 2025, respectively. Furthermore, as a result of new instrument placements under commitment arrangements, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our contract assets were $348.9 million as of September 30, 2026. We monitor customer purchases over the term of their arrangement to assess the realizability of our contract assets and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the three and nine months ended September 30, 2026 and 2025, were not material.

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

On December 31, 2025, our capitalized consideration paid to customers was $250.1 million, of which approximately $18.2 million and $56.0 million was recognized as a reduction of revenue during the three and nine months ended September 30, 2026, respectively, compared to $15.2 million and $47.5 million during the three and nine months ended September 30, 2025, respectively. Furthermore, as a result of new payments to customers, net of subsequent recognition, our capitalized consideration paid to customers was $276.9 million as of September 30, 2026. We monitor customer purchases over the term of their arrangement to assess the realizability of capitalized consideration paid to customers and review estimates of variable consideration. Impairments and revenue adjustments that relate to performance obligations satisfied in prior periods, including cumulative catch-up adjustments to revenue arising from contract modifications, during the three and nine months ended September 30, 2026 and 2025, were not material.

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

On December 31, 2025, our deferred revenue related to rebate and up-front consideration arrangements was $35.3 million, of which approximately $2.6 million and $7.8 million were recognized when customers purchased eligible products and services during the three and nine months ended September 30, 2026, respectively, compared to $2.5 million and $7.9 million during the three and nine months ended September 30, 2025, respectively. Furthermore, as a result of new customer purchases under rebate and up-front consideration arrangements, net of subsequent recognition, our deferred revenue was $35.5 million as of September 30, 2026, of which approximately 8%, 29%, 23%, 18%, and 22% are expected to be recognized during the remainder of 2026, the full years 2027, 2028, 2029, and thereafter, respectively.

For our customer commitment arrangements, we estimate future revenues related to multi-year arrangements to be approximately $5.3 billion, of which approximately 7%, 28%, 25%, 18%, and 22% are expected to be recognized during the remainder of 2026, the full years 2027, 2028, 2029, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied, for which customers have committed to future purchases, net of the expected revenue reductions from consideration paid to customers and expected price adjustments, and as a result, are lower than stated contractual commitments by our customers.

    Instrument Rental Arrangements. Revenues from instrument rental and reagent rental arrangements are recognized either as operating leases on a ratable basis over the term of the arrangement or as sales-type leases at the time of installation and customer acceptance. Customers typically pay for the right to use instruments under rental arrangements in equal monthly amounts over the term of the rental arrangement. For some arrangements, customers are provided with the right to purchase the instrument at the end of the lease term. Our reagent rental arrangements provide customers the right to use our instruments upon entering into multi-year arrangements to purchase minimum annual amounts of consumables. These types of arrangements include an embedded lease for the right to use our instrument, and we determine the amount of lease revenue allocated to the instrument based on relative standalone selling prices. Lease revenues are presented in product revenue on our consolidated income statement. Lease revenues were approximately $5.8 million and $13.5 million for the three and nine months ended September 30, 2026, respectively, compared to $4.8 million and $11.8 million for the three and nine months ended September 30, 2025, respectively, including both operating leases and sales-type leases.

Sales-type Reagent Rental Arrangements. Our reagent rental arrangements that effectively transfer control of instruments to our customers are classified as sales-type leases, and we recognize instrument revenue and cost in advance of billing the customer at the time of installation and customer acceptance. Our right to future consideration related to instrument revenue is recorded as a lease receivable within other current and long-term assets, and is reclassified to accounts receivable when customers are billed for products and services over the term of the arrangement. On December 31, 2025, our lease receivable assets were $18.0 million, of which approximately $1.2 million and $3.8 million was reclassified to accounts receivable when customers were billed for related products and services during the three and nine months ended September 30, 2026, respectively, compared to $1.3 million and $4.0 million for the three and nine months ended September 30, 2025, respectively. Furthermore, as a result of new instrument placements under sales-

type reagent rental arrangements, net of subsequent amounts reclassified to accounts receivable, and allowances established for credit losses, our lease receivable assets were $20.7 million as of September 30, 2026. The impacts of discounting and unearned income as of September 30, 2026 and 2025, were not material. Profit and loss recognized at the commencement date and interest income during the three and nine months ended September 30, 2026 and 2025, were not material. We monitor customer purchases over the term of their arrangement to assess the realizability of our lease receivable assets. Impairments during the three and nine months ended September 30, 2026 and 2025, were not material.

Operating-type Reagent Rental Arrangements. Our reagent rental arrangements that do not effectively transfer control of instruments to our customers are classified as operating leases, and we recognize instrument revenue and costs ratably over the term of the arrangement. The cost of the instrument is capitalized within property and equipment. During the three and nine months ended September 30, 2026, we transferred instruments of $2.3 million and $5.8 million, respectively, compared to $1.8 million and $7.9 million during the three and nine months ended September 30, 2025, respectively, from inventory to property and equipment.

We estimate future revenue to be recognized related to our reagent rental arrangements of approximately $139.1 million, of which approximately 5%, 20%, 19%, 17%, and 39% are expected to be recognized during the remainder of 2026, and the full years 2027, 2028, 2029, and thereafter, respectively. These future revenues relate to performance obligations not yet satisfied for which customers have committed to future purchases, net of expected price adjustments, and as a result are lower than stated contractual commitments by our customers.

Deferred Extended Warranties and Post-Contract Support Revenue

On December 31, 2025, our deferred revenue related to extended warranties and post-contract support was $27.1 million, of which approximately $1.4 million and $19.7 million was recognized during the three and nine months ended September 30, 2026, respectively, compared to $1.3 million and $18.7 million during the three and nine months ended September 30, 2025, respectively. Furthermore, as a result of new arrangements, our deferred revenue related to extended warranties and post-contract support was $27.6 million at September 30, 2026. Deferred revenue related to extended warranties and post-contract support with an original duration of more than one year was $10.1 million at September 30, 2026, of which approximately 10%, 38%, 29%, 14%, and 9% are expected to be recognized during the remainder of 2026, and the full years 2027, 2028, 2029, and thereafter, respectively. We have determined these arrangements do not include a significant financing component. We do not disclose information about remaining performance obligations that are part of contracts with an original expected duration of one year or less, and we do not adjust for the effect of the financing components when the period between customer payment and revenue recognition is one year or less.

Costs to Obtain a Contract

On December 31, 2025, our deferred commission costs, included within other current and long-term assets, were $21.4 million, of which approximately $1.9 million and $5.9 million of commission expense was recognized during the three and nine months ended September 30, 2026, respectively, compared to $1.7 million and $5.3 million during the three and nine months ended September 30, 2025, respectively. Furthermore, as a result of commissions related to new extended warranties and SaaS subscriptions, net of subsequent recognition, our deferred commission costs were $20.9 million at September 30, 2026. Impairments of deferred commission costs during the three and nine months ended September 30, 2026 and 2025, were not material.

NOTE 4.    ACQUISITIONS, ASSET PURCHASES AND INVESTMENTS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range, customer base, or existing product and service lines. From time to time, we acquire reference laboratories, radiology practices, and other businesses or assets that we account for as either asset purchases or business combinations, depending on facts and circumstances. We also may acquire noncontrolling minority interests in business entities, which we recognize as equity investments, and commercial rights to certain technology and intellectual property through licensing agreements.

Business Acquisition

On September 15, 2026, we acquired 100% of the shares of CoVetAI Inc. (“CoVet”), a provider of AI-native ambient listening and clinical workflow software for veterinary practices, for approximately $250 million, including an estimated contingent payment of $20 million, and various holdbacks of approximately $4 million. The acquisition expands our software offerings to support our customers with technology solutions that raise the standard of care for patients, improve practice efficiency, and enable more effective communication with pet owners.

We have not finalized the valuation of certain assets acquired, including identifiable intangible assets, due to the short period of time from the close of the acquisition to the reporting date. The purchase price allocation is provisional and subject to revision during the measurement period, which will not exceed one year from the date of acquisition, as additional information becomes available regarding valuation of intangibles, working capital adjustments, contingent consideration valuation, and tax-related matters. The primary areas of the purchase price allocation that are not yet finalized relate to the fair values of intangible assets related to technology and customer relationships. We estimate the preliminary fair values and the lives of the assets acquired and liabilities assumed as follows: approximately $12 million in technology-related intangibles with an expected life of three years; approximately $13 million in customer-relationship intangibles with an expected life of nine years; approximately $230 million in goodwill, representing the assembled workforce and synergies within our broader CAG portfolio; and approximately $5 million in net tangible liabilities assumed. The allocation of goodwill to reporting units within CAG is not complete. Goodwill related to this acquisition is not expected to be deductible for tax purposes.

Pro forma information has not been presented for this acquisition because such information is not material to the financial statements. The results of operations are included in our CAG segment since the acquisition date, and were not material to our CAG segment. Transactions recognized separately from the acquisition of assets and assumptions of liabilities include the replacement of unvested stock awards that were previously granted by CoVet, in the form of cash and stock awards of approximately $7 million, which will be recognized as compensation expense over a three-year period. The acquisition expenses, which were not significant, were recorded as general and administrative expenses. Refer to “Note 18. Fair Value Measurements” for a description of the contingent consideration.

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
NOTE 5.    SHARE-BASED COMPENSATION

The fair values of options, restricted stock units, deferred stock units, performance-based restricted stock units, and employee stock purchase rights awarded during the three and nine months ended September 30, 2026, were $3.7 million and $87.7 million, respectively (including replacement awards with a total fair value of $2.8 million that were issued in connection with the acquisition of CoVet), compared to $2.0 million and $70.2 million for the three and nine months ended September 30, 2025, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding as of September 30, 2026, was $90.7 million, which will be recognized over a weighted average period of approximately 1.5 years. During the three and nine months ended September 30, 2026, we recognized share-based compensation expenses of $16.2 million and $48.6 million, respectively, compared to $14.4 million and $43.9 million for the three and nine months ended September 30, 2025.

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

Accounts Receivable

The allowance for credit losses associated with accounts receivable was $13.9 million and $11.3 million as of September 30, 2026, and December 31, 2025, respectively. The amount of accounts receivable reflected on the balance sheet is net of this allowance. As of September 30, 2026, approximately 87% of our accounts receivable had not yet reached the invoice due date, and approximately 13% were considered past due. As of December 31, 2025, approximately 87% of our accounts receivable had not yet reached the invoice due date, and approximately 13% were considered past due.

Contract Assets and Lease Receivables

The allowance for credit losses associated with contract assets and lease receivables was $9.6 million and $8.6 million as of September 30, 2026, and December 31, 2025, respectively. The assets reflected on the balance sheet are net of these allowances.
NOTE 7.    INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, and factors in assumptions of future demand, market conditions, remaining shelf life, or product functionality.
The components of inventories were as follows:

(in thousands)	September 30, 2026	December 31, 2025

Raw materials	$106,036	$96,299
Work-in-process	35,862	32,588
Finished goods	248,976	248,869
Total inventories	$390,874	$377,756

NOTE 8.    LEASE COMMITMENTS

Maturities of operating lease liabilities were as follows:

(in thousands)	September 30, 2026

2026 (remainder of year)	$6,592
2027	32,836
2028	28,418
2029	23,531
2030	15,468
Thereafter	35,815
Total lease payments	142,660
Less imputed interest	(18,574)
Total operating lease liabilities (current and long-term)	$124,086

Supplemental cash flow information for leases was as follows:

(in thousands)	For the Nine Months Ended September 30,
	2026	2025

Cash paid for amounts included in the measurement of operating lease liabilities	$26,262	$24,804
Right-of-use assets obtained in exchange for operating lease obligations, net of early lease terminations	$19,483	$28,717

Total minimum future lease payments for leases that have not commenced as of September 30, 2026, are approximately $12.7 million, and they will commence between the remainder of 2026 and 2027.

NOTE 9.    OTHER CURRENT AND LONG-TERM ASSETS

Other Current Assets

Other current assets consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025

Contract assets, net (1)	$85,748	$75,828
Consideration paid to customers	82,959	73,563
Prepaid expenses	67,195	57,900
Taxes receivable	19,771	64,985
Other assets	40,122	31,347
Total other current assets	$295,795	$303,623

(1) Contract assets, net, are net of allowances for credit losses. Refer to "Note 6. Credit Losses."

Other Long-Term Assets

Other long-term assets consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025

Contract assets, net (1)	$263,162	$236,906
Consideration paid to customers	193,918	176,583
Equity investments	29,047	31,760
Investments in long-term product supply arrangements	26,962	26,721
Deferred income taxes	26,065	27,871
Other assets	57,714	42,636
Total other long-term assets	$596,868	$542,477

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

The changes in our outstanding payment obligations under this arrangement, which are included in accounts payable on the unaudited condensed consolidated balance sheets, were as follows:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Payment obligations outstanding at the beginning of the period	$7,014	$7,237	$6,249	$5,967
Payment obligations additions during the period	12,029	15,648	39,151	45,476
Payment obligations settled during the period	(12,807)	(15,640)	(39,164)	(44,198)
Payment obligations outstanding at the end of the period	$6,236	$7,245	$6,236	$7,245

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025

Accrued employee compensation and related expenses	$210,896	$212,444
Accrued expenses	106,378	114,331
Accrued customer incentives and refund obligations	90,491	87,630
Accrued taxes	86,636	88,668
Current lease liabilities	26,556	27,074
Total accrued liabilities	$520,957	$530,147

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025

Accrued taxes	$18,900	$14,452
Other accrued long-term expenses	63,525	42,075
Total other long-term liabilities	$82,425	$56,527
NOTE 11.    DEBT

Credit Facility

As of September 30, 2026, we had $474.0 million in outstanding borrowings under our $1.25 billion five-year unsecured credit facility (the “Credit Facility”), of which $250.0 million is a three-year, unsecured term loan (the “Term Loan”), compared to $398.0 million outstanding under the Credit Facility, of which $250.0 million is the Term Loan, at December 31, 2025. The Credit Facility’s interest rate and commitment fee terms are unchanged from those described in our 2025 Annual Report.

The weighted average effective interest rate, excluding the impact of our interest rate swap (refer to “Note 19 - Hedging Instruments”), as of September 30, 2026, was 4.7%, compared to 5.3% as of December 31, 2025. At September 30, 2026, we had remaining borrowing availability of $773.2 million, net of $2.8 million of letters of credit primarily issued in connection with our workers’ compensation insurance policy.

Senior Notes

The following table describes our outstanding unsecured senior notes issued and sold in private placements (collectively, the “Senior Notes”) as of September 30, 2026:

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

We refer to the MetLife 2014 Agreement and the Prudential 2015 Amended Note Agreement, collectively, as the “Senior Note Agreements.”

On September 4, 2026, we repaid the aggregate principal amount of our 3.72% Senior Notes (“2026 Senior Notes”) for $75.0 million at maturity. There have been no other changes to the principal, maturity dates, interest rates, or prepayment terms of the Senior Notes as compared to those described in our 2025 Annual Report.

Covenants

Our Credit Facility and Senior Note Agreements contain affirmative, negative, and financial covenants and events of default, customary for agreements of this type, in each case as described in our 2025 Annual Report. The sole financial covenant under each of these agreements is a consolidated leverage ratio test (debt to Adjusted EBITDA), calculated in accordance with the terms of each of these agreements, not to exceed 3.5-to-1. As of September 30, 2026, we were in compliance with all covenants under the Credit Facility and the Senior Note Agreements.

NOTE 12.    REPURCHASES OF COMMON STOCK

We primarily acquire shares of our common stock by repurchases in the open market. We also acquire shares that are surrendered by employees in payment for the statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three and nine months ended September 30, 2026 and 2025, was not material. We have recognized approximately $— and $3.9 million in accrued liabilities related to the timing of settlements for share repurchases as of September 30, 2026 and December 31, 2025, respectively.

The cost of treasury stock includes a 1% excise tax on the value of shares repurchased in the open market, net of a reduction for eligible stock issuances, which is included in the cost of treasury stock acquired in open market repurchases. During the nine months ended September 30, 2026 and 2025, we incurred applicable excise taxes of $5.4 million and $7.2 million, respectively, and paid excise tax, net of refunds, during the nine months ended September 30, 2026 and 2025, of $6.8 million and $8.4 million, respectively.

The following table is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrenders:

(in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Shares repurchased in the open market	199	411	1,369	2,055
Shares acquired through employee surrenders for statutory tax withholding	—	—	17	16
Total shares repurchased	199	411	1,386	2,071

Cost of shares repurchased in the open market	$111,819	$241,568	$804,698	$978,313
Cost of shares for employee surrenders	150	85	11,003	7,179
Total cost of shares	$111,969	$241,653	$815,701	$985,492

Average cost per share - open market repurchases	$563.04	$587.50	$588.14	$475.92
Average cost per share - employee surrenders	$545.16	$647.08	$626.05	$454.46
Average cost per share - total	$563.01	$587.52	$588.62	$475.76
NOTE 13.    INCOME TAXES

Our effective income tax rates were 20.6% and 20.3% for the three and nine months ended September 30, 2026, respectively, compared to 20.4% and 20.2% for the three and nine months ended September 30, 2025, respectively.

Our current-period effective tax rate for the three months ended September 30, 2026, increased compared to the prior-year period, primarily due to lower tax benefits from share-based compensation and higher international taxes on foreign earnings. These unfavorable impacts were partially offset by the favorable comparative impact from a prior-year reduction in our U.S. tax benefit associated with Foreign-Derived Intangible Income (“FDII”) that resulted from the acceleration of research and development deductions permitted under changes in U.S. tax law that were enacted in July 2025, and by lower state income tax expense.

Our current-period effective tax rate for the nine months ended September 30, 2026, increased compared to the prior-year period primarily due to lower tax benefits from share-based compensation and from the resolution of international tax audits in the prior year. These unfavorable impacts were partially offset by the favorable comparative impact from a prior-year reduction in our U.S. tax benefit associated with FDII that resulted from the acceleration of research and development deductions permitted under changes in U.S. tax law that were enacted in July 2025.

The effective tax rates for the three and nine months ended September 30, 2026, were lower than the U.S. federal statutory tax rate of 21% primarily due to tax benefits from share-based compensation, partially offset by U.S. state taxes.

Cash paid for income taxes, net of refunds, during the nine months ended September 30, 2026 and 2025, were $166.2 million and $150.1 million, respectively.

NOTE 14.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in Accumulated Other Comprehensive Income (“AOCI”), net of tax, consisted of the following:

	For the Nine Months Ended September 30, 2026
	Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2025	$(2,514)	$(338)	$(2,507)	$(3,981)	$(2,529)	$(56,975)	$(68,844)
Other comprehensive income (loss) before reclassifications	10,577	5,824	—	6,259	—	(13,928)	8,732
Reclassified (gain) loss from accumulated other comprehensive income	(337)	(430)	—	—	397	—	(370)
Balance as of September 30, 2026	$7,726	$5,056	$(2,507)	$2,278	$(2,132)	$(70,903)	$(60,482)

	For the Nine Months Ended September 30, 2025
	Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax		Unrealized Gain (Loss) on Net Investment Hedges, Net of Tax
(in thousands)	Foreign Currency Exchange Contracts	Interest Rate Swap	Euro-Denominated Notes	Cross Currency Swaps	Defined Benefit Plans, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2024	$12,785	$542	$6,451	$7,409	$(3,908)	$(116,924)	$(93,645)
Other comprehensive income (loss) before reclassifications	(15,364)	214	(8,958)	(12,950)	—	58,434	21,376
Reclassified (gain) loss from accumulated other comprehensive income	(346)	(716)	—	—	381	—	(681)
Balance as of September 30, 2025	$(2,925)	$40	$(2,507)	$(5,541)	$(3,527)	$(58,490)	$(72,950)

The following table presents components and amounts reclassified out of AOCI to net income:

(in thousands)	Affected Line Item in the Statements of Income	Amounts Reclassified from AOCI For the Three Months Ended September 30,		Amounts Reclassified from AOCI For the Nine Months Ended September 30,
		2026	2025	2026	2025

Foreign currency exchange contracts	Cost of revenue	$798	$(1,965)	$514	$600
	Provision for income taxes	(225)	494	(177)	(254)
	Gain (loss), net of tax	$573	$(1,471)	$337	$346

Interest rate swap contracts	Interest expense	$179	$278	$566	$939
	Provision for income taxes	(43)	(66)	(136)	(223)
	Gain (loss), net of tax	$136	$212	$430	$716

Defined benefit plans	Cost of revenue and operating expenses	$(154)	$(159)	$(472)	$(452)
	Provision for income taxes	25	25	75	71
	Gain (loss), net of tax	$(129)	$(134)	$(397)	$(381)
NOTE 15.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to our stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options, assumed issuance of unvested restricted stock units, and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the total unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase our common stock at the average market price during the period. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed, and issuance is not contingent. Refer to “Note 5. Share-Based Compensation” to the consolidated financial statements in our 2025 Annual Report for additional information regarding deferred stock units.

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Shares outstanding for basic earnings per share	78,825	80,096	79,139	80,605

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	78,825	80,096	79,139	80,605
Dilutive effect of share-based payment awards	224	579	373	602
Total shares outstanding for basic and diluted earnings per share	79,049	80,675	79,512	81,207

Certain awards and options to acquire shares have been excluded from the calculation of weighted average shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive awards and options:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Weighted average number of shares underlying anti-dilutive awards	1	2	2	1
Weighted average number of shares underlying anti-dilutive options	325	236	302	551
NOTE 16.    COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

Refer to “Note 8. Lease Commitments” for more information regarding our lease commitments.

Contingencies

We are subject to claims that may arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. However, the results of legal actions cannot be predicted with certainty, and therefore our actual losses with respect to these contingencies could exceed our accruals. Our accruals with respect to actual and threatened litigation were not material as of September 30, 2026.

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

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases, those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations and, based on our analysis of the nature of the risks involved, we believe that the fair value of potential indemnification under these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations as of September 30, 2026, and December 31, 2025.

When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. As of September 30, 2026, and December 31, 2025, we have not recorded any material pre-acquisition liabilities.

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

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in assessing performance. The CODM, our president and Chief Executive Officer, evaluates the performance of operating segments based on revenue and gross profit. Our CODM reviews the budget and actual financial results of the operating segments, decides how to allocate resources to meet our strategic priorities, and meets with operating segment leaders on a periodic basis to determine the allocation of resources.

The accounting principles used in the preparation of the segment information are the same as those used for the consolidated financial statements. Intersegment revenues, which are not included in the tables below, were not material for the three and nine months ended September 30, 2026 and 2025. Refer to “Note 3. Revenue” for a summary of disaggregated revenue by segment and by major product and service category for the three and nine months ended September 30, 2026 and 2025. Assets are not allocated to segments for internal reporting purposes and are not included in the review performed by the CODM for purposes of assessing segment performance and allocation of resources. Certain corporate expenses are allocated to the segments, including depreciation and amortization. Foreign currency transaction gains and losses for all operating segments are reported within Other and are reconciled in the tables below.

The following tables are a summary of reportable segment performance with Other to reconcile to our consolidated results for the three months ended September 30, 2026 and 2025:

(in thousands)	For the Three Months Ended September 30, 2026
	CAG	Water	LPD	Total

Total revenue from reportable segments	$1,115,968	$58,836	$34,828	$1,209,632
Reconciliation of revenue
Other revenue				4,605
Total revenue				$1,214,237
Cost of revenue from reportable segments	414,623	16,122	16,518
Segment gross profit	$701,345	$42,714	$18,310	$762,369

Reconciliation of operating profit (segment profit)
Segment gross profit				$762,369
Segment operating expenses				(361,393)
Other operating profit (excluding unallocated amounts)				560
Unallocated amounts
Foreign currency transaction gains (losses)				812
Non-operating income (expense)				(3,023)
Income before provision for income taxes				$399,325

(in thousands)	For the Three Months Ended September 30, 2025
	CAG	Water	LPD	Total

Total revenue from reportable segments	$1,012,534	$54,297	$33,944	$1,100,775
Reconciliation of revenue
Other revenue				4,464
Total revenue				$1,105,239
Cost of revenue from reportable segments	385,078	16,240	17,999
Segment gross profit	$627,456	$38,057	$15,945	$681,458

Reconciliation of operating profit (segment profit)
Segment gross profit				$681,458
Segment operating expenses				(326,101)
Other operating profit (excluding unallocated amounts)				1,076
Unallocated amounts
Foreign currency transaction gains (losses)				(1,587)
Non-operating income (expense)				(10,075)
Income before provision for income taxes				$344,771

The following tables are a summary of reportable segment performance with Other to reconcile to our consolidated results for the nine months ended September 30, 2026 and 2025:

(in thousands)	For the Nine Months Ended September 30, 2026
	CAG	Water	LPD	Total

Total revenue from reportable segments	$3,288,256	$167,665	$102,492	$3,558,413
Reconciliation of revenue
Other revenue				13,229
Total revenue				$3,571,642
Cost of revenue from reportable segments	1,203,615	44,816	48,621
Segment gross profit	$2,084,641	$122,849	$53,871	$2,261,361

Reconciliation of operating profit (segment profit)
Segment gross profit				$2,261,361
Segment operating expenses				(1,071,903)
Other operating profit (excluding unallocated amounts)				920
Unallocated amounts
Foreign currency transaction gains (losses)				122
Non-operating income (expense)				(18,509)
Income before provision for income taxes				$1,171,991

(in thousands)	For the Nine Months Ended September 30, 2025
	CAG	Water	LPD	Total

Total revenue from reportable segments	$2,954,813	$150,619	$94,302	$3,199,734
Reconciliation of revenue
Other revenue				13,389
Total revenue				$3,213,123
Cost of revenue from reportable segments	1,110,432	44,978	49,063
Segment gross profit	$1,844,381	$105,641	$45,239	$1,995,261

Reconciliation of operating profit (segment profit)
Segment gross profit				$1,995,261
Segment operating expenses				(951,193)
Other operating profit (excluding unallocated amounts)				3,184
Unallocated amounts
Foreign currency transaction gains (losses)				(2,826)
Non-operating income (expense)				(27,219)
Income before provision for income taxes				$1,017,207

NOTE 18.    FAIR VALUE MEASUREMENTS

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

We have certain financial assets and liabilities that are measured at fair value on a recurring basis, certain nonfinancial assets and liabilities that may be measured at fair value on a non-recurring basis, and certain financial assets and liabilities that are not measured at fair value in our unaudited condensed consolidated balance sheets, but for which we disclose the fair value. The fair value disclosures of these assets and liabilities are based on a three-level hierarchy, which is defined as follows:

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

The amounts outstanding under our unsecured Credit Facility and our Senior Notes are measured at carrying value in our unaudited condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and Senior Notes using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and Senior Notes are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. As of September 30, 2026, the estimated fair value and carrying value of our Senior Notes were $355.1 million and $375.0 million, respectively. As of December 31, 2025, the estimated fair value and carrying value of our Senior Notes were $444.8 million and $450.0 million, respectively.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)
As of September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2026

Assets
Foreign currency exchange contracts (1)	$—	$12,196	$—	$12,196
Cross currency swaps (1)	$—	$4,675	$—	$4,675
Interest rate swap (2)	$—	$6,652	$—	$6,652
Liabilities
Cross currency swaps (1)	$—	$8,010	$—	$8,010
Foreign currency exchange contracts (1)	$—	$1,420	$—	$1,420
Contingent consideration	$—	$—	$20,200	$20,200

(in thousands)
As of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2025

Assets
Cross currency swaps (1)	$—	$1,700	$—	$1,700
Foreign currency exchange contracts (1)	$—	$2,793	$—	$2,793
Liabilities
Cross currency swaps (1)	$—	$13,270	$—	$13,270
Foreign currency exchange contracts (1)	$—	$6,661	$—	$6,661
Interest rate swap (2)	$—	$446	$—	$446
Contingent consideration	$—	$—	$1,800	$1,800

(1)Cross currency swaps and foreign currency exchange contracts are included within other current assets, other long-term assets, accrued liabilities, or other long-term liabilities depending on the gain (loss) position and anticipated settlement date.
(2)Interest rate swaps are included within other current assets or other long-term liabilities.

The estimated fair values of certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate their respective carrying values due to their short maturity.

Investment in Limited Partnership Fund

We hold an investment in a limited partnership fund (the “Fund”) that invests in growth and early-stage businesses engaged in pet product and service businesses. We believe that fair value best reflects the economics of the underlying transaction. We estimate the fair value of our investment in the Fund under the Net Asset Value (“NAV”) practical expedient based on the most recent NAV reported by the general partner, adjusted for subsequent contributions, distributions, and significant events. Investments measured using the NAV practical expedient are not classified in the fair value hierarchy. The fair value of the investment was $4.0 million at September 30, 2026, compared to $1.8 million at December 31, 2025.

We recognize changes in the fair value of our investment in net income as non-operating gains (losses) on equity investment because the investment is not a core business activity. We realize proceeds from the Fund’s distributions when its underlying investments are sold, with liquidation of the Fund’s assets expected over a period of time of up to approximately 13 years from inception in 2024. We cannot redeem our interests until the Fund’s dissolution, our interest is non-transferable without general partner consent, and no public market exists.

During the three months ended September 30, 2026, we received proceeds distributed by the Fund of $4.1 million. Our unfunded commitment was approximately $2.6 million at September 30, 2026.

Contingent Consideration

We have classified our liabilities for contingent consideration related to acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which relates to the achievements of future revenue. The contingent consideration is included within other long-term liabilities.

We record changes in the estimated fair value of contingent consideration at each reporting date in the consolidated statements of income within general and administrative expense. Changes in contingent consideration liabilities are measured at fair value on a recurring basis using unobservable inputs (Level 3).

During the third quarter of 2026, we acquired CoVet. We estimate that the acquisition-date fair value of contingent consideration was $20.2 million, which we determined using a probability-weighted expected cash flow analysis of future revenue. The undiscounted amount that could be paid ranges from zero to a maximum of $47.5 million, based on annual revenue targets achieved during the years ended December 31, 2027, 2028, and 2029.
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

We recognize all hedging instrument assets and liabilities on the balance sheet at fair value at the balance sheet date. Hedging instruments that do not qualify for hedge accounting treatment are recorded at fair value through earnings. To qualify for hedge accounting treatment, hedging instruments must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the hedging instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated hedging instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Refer to “Note 14. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2026 and 2025.

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

We did not de-designate any instruments from hedge accounting treatment during the nine months ended September 30, 2026, or 2025. Gains and losses related to hedge ineffectiveness recognized in earnings during the nine months ended September 30, 2026 and 2025, were not material. As of September 30, 2026, the estimated amount of gains, net of tax, from our foreign exchange contracts which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $6.1 million if exchange rates do not fluctuate from the levels as of September 30, 2026. As of September 30, 2026, the estimated amount of gains, net of tax, from our interest rate swap contract which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $1.9 million if interest rates do not fluctuate from the levels as of September 30, 2026.

Interest Rate Swaps: We have entered into an interest rate swap contract to reduce the effect of variable interest obligations of our Term Loan. Beginning in November 2025 through November 2028, the variable interest rate associated with the $250.0 million of borrowings outstanding under our Credit Facility became effectively fixed at 3.4% plus the applicable credit spread. We previously held an interest rate swap to reduce the effect of variable interest obligations of our Term Loan for the period from March 2023 through October 2025, associated with the $250.0 million of borrowings under our Credit Facility, which effectively fixed the interest rate at 3.9% plus the applicable credit spread.

Foreign Currency Exchange Contracts: We target to hedge approximately 75% to 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Japanese yen, Canadian dollar, and Australian dollar. We have additional unhedged foreign currency exposures related to intercompany foreign transactions where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $503.7 million and $397.6 million as of September 30, 2026, and December 31, 2025, respectively.

The following table presents the effects of cash flow hedge accounting on our unaudited condensed consolidated statements of income and comprehensive income, and provides information regarding the location and amounts of pretax gains or losses of derivatives:

(in thousands)	Financial statement line items in which effects of cash flow hedges are recorded	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Foreign currency exchange contracts	Cost of revenue	$449,939	$421,885	$1,305,518	$1,211,658
Gain (loss) reclassified from accumulated other comprehensive income into net income		$798	$(1,965)	$514	$600

Interest rate swap contract	Interest expense	$(7,459)	$(10,655)	$(25,382)	$(29,642)
Gain (loss) reclassified from accumulated other comprehensive income into net income		$179	$278	$566	$939

Net Investment Hedges, Euro-Denominated Notes

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785% Series C Senior Notes that were due June 18, 2025. We designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in the translated U.S. dollar value of these euro-denominated notes were recorded in AOCI rather than earnings. During the nine months ended September 30, 2025, we recorded losses of $9.0 million, net of tax, within AOCI as a result of these net investment hedges. At the maturity of the 1.785% Series C Senior Notes in June 2025, we paid the notional amount of €88.9 million, equivalent to $103.4 million at the date of payment. Refer to “Note 13. Debt” to the consolidated financial statements included in our 2025 Annual Report for further information regarding these euro-denominated notes.

Net Investment Hedges, Cross Currency Swaps

We have entered into cross currency swap contracts as hedges of our net investments in certain foreign subsidiaries to reduce the volatility caused by changes in foreign currency exchange rates relative to the U.S. dollar. The cross currency swaps outstanding as of September 30, 2026, have maturity dates beginning on March 31, 2028, through September 11, 2032.

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

The changes in fair value of the cross currency swap contracts are recorded in AOCI and will be reclassified to earnings when the foreign subsidiaries are sold or substantially liquidated or all or a portion of the hedge no longer qualifies for hedge accounting treatment. During the three and nine months ended September 30, 2026, we recorded gains of $1.0 million and $6.3 million, net of tax, within AOCI as a result of these net investment hedges, compared to gains of $1.1 million and losses of $13.0 million during the three and nine months ended September 30, 2025, respectively. We receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the cross currency swaps. This interest rate component is excluded from the assessment of hedge effectiveness and is recognized as a reduction to interest expense over the life of the hedge instrument. We recognized approximately $1.0 million and $3.1 million related to the excluded component as a reduction of interest expense for the three and nine months ended September 30, 2026, respectively, and $0.8 million and $1.6 million for the three and nine months ended September 30, 2025, respectively.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on our unaudited condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following:

(in thousands)		Hedging Assets
		September 30, 2026	December 31, 2025
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$9,944	$2,793
Foreign currency exchange contracts	Other long-term assets	2,252	—
Interest rate swap contract	Other long-term assets	6,652	—
Cross currency swaps	Other long-term assets	4,675	1,700
Total derivative instruments presented as hedging instruments on the balance sheet		23,523	4,493
Gross amounts subject to master netting arrangements not offset on the balance sheet		(1,420)	(1,941)
Net amount		$22,103	$2,552

(in thousands)		Hedging Liabilities
		September 30, 2026	December 31, 2025
Derivatives and non-derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$1,356	$6,661
Foreign currency exchange contracts	Other long-term liabilities	64	—
Cross currency swaps	Other long-term liabilities	8,010	13,270
Interest rate swap contract	Other long-term liabilities	—	446
Total derivative instruments presented as hedging instruments on the balance sheet		9,430	20,377
Gross amounts subject to master netting arrangements not offset on the balance sheet		(1,420)	(1,941)
Net amount		$8,010	$18,436

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

Global Conflicts. The current macroeconomic environment and ongoing global conflicts, including hostilities in the Middle East, have contributed to volatility in global energy markets and higher fuel prices, and could further disrupt transportation networks and supply chains, particularly in the Asia Pacific and European regions. Higher fuel prices increase our freight and distribution costs. These conditions may also cause other impacts on our operating costs and consumer availability and demand for our products and services, and contribute to foreign currency exchange rate volatility.

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

Critical Accounting Estimates and Assumptions

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026, are consistent with those discussed in our 2025 Annual Report in the section under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Assumptions.”

Recent Accounting Pronouncements

For more information regarding the impact that recent accounting standards and amendments will have on our consolidated financial statements, refer to “Note 2. Accounting Policies” to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

The following revenue analysis and discussion includes organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues,” or “revenue growth” apply equally to revenue growth reported in accordance with U.S. GAAP and to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three and nine months ended September 30, 2026, compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, certain business acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenue growth reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers.

We exclude from organic revenue growth the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility, and can obscure underlying business trends. We calculate the impact on revenue resulting from changes in foreign currency exchange rates by applying the difference between the weighted average exchange rates during the current period and the comparable prior year period to foreign currency denominated revenue for the prior year period.

We also exclude from organic revenue growth the effect of certain business acquisitions and divestitures because the nature, size, and number of these transactions can vary dramatically from period to period, and because they either require or generate cash as an inherent consequence of the transaction, and therefore can also obscure underlying business and operating trends. We consider acquisitions to be a business when all three elements of inputs, processes, and outputs are present, consistent with ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” We do not consider acquired assets to be a business if substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. A typical acquisition that we do not consider a business is a customer relationship asset acquisition, which does not have all elements necessary to operate a business, such as employees or infrastructure. Revenue from these customers acquired is included in organic revenue growth because we believe the efforts required to convert and retain these acquired customers are similar in nature to our efforts to obtain and retain our existing customer base.

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

The reconciliation of these non-GAAP financial measures is as follows:

(in thousands)	For the Three Months Ended September 30,
	2026			2025
	Income from Operations	Impact from Foreign Currency	Segment and Other Income from Operations	Income from Operations	Impact from Foreign Currency	Segment and Other Income from Operations
CAG	$370,216	$(713)	$369,503	$327,095	$1,376	$328,471
Water	29,624	(50)	29,574	26,311	104	26,415
LPD	1,948	(49)	1,899	364	107	471
Other	560	812	1,372	1,076	(1,587)	(511)
Total	$402,348	$—	$402,348	$354,846	$—	$354,846

(in thousands)	For the Nine Months Ended September 30,
	2026			2025
	Income from Operations	Impact from Foreign Currency	Segment and Other Income from Operations	Income from Operations	Impact from Foreign Currency	Segment and Other Income from Operations
CAG	$1,100,450	$(109)	$1,100,341	$969,649	$2,454	$972,103
Water	83,525	(8)	83,517	71,691	183	71,874
LPD	5,605	(5)	5,600	(98)	189	91
Other	920	122	1,042	3,184	(2,826)	358
Total	$1,190,500	$—	$1,190,500	$1,044,426	$—	$1,044,426

Results of Operations

Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025

Total Company. The following table presents total Company revenue by operating segment:

	For the Three Months Ended September 30,
Net Revenue (dollars in thousands)	2026	2025	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$1,115,968	$1,012,534	$103,434	10.2%	(0.2%)	0.1%	10.4%
United States	725,876	668,418	57,458	8.6%	—	0.1%	8.5%
International	390,092	344,116	45,976	13.4%	(0.7%)	—	14.0%

Water	$58,836	$54,297	$4,539	8.4%	0.6%	—	7.8%
United States	31,297	28,070	3,227	11.5%	—	—	11.5%
International	27,539	26,227	1,312	5.0%	1.1%	—	3.9%

LPD	$34,828	$33,944	$884	2.6%	(0.4%)	—	3.0%
United States	7,651	6,861	790	11.5%	—	—	11.5%
International	27,177	27,083	94	0.3%	(0.5%)	—	0.8%

Other	$4,605	$4,464	$141	3.2%	—	—	3.2%

Total Company	$1,214,237	$1,105,239	$108,998	9.9%	(0.2%)	0.1%	10.0%
United States	766,582	705,040	61,542	8.7%	—	0.1%	8.6%
International	447,655	400,199	47,456	11.9%	(0.5%)	—	12.4%

(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in revenue primarily reflected growth in CAG Diagnostics recurring revenue, including benefits from higher volumes and higher realized prices. Volume growth was supported by high customer retention rates with increased testing by existing customers, including our expanded menu of available tests, as well as new customer additions. Instrument revenue was relatively constant primarily due to higher instrument placements offset with lower price realization. Higher volumes and realized prices in recurring veterinary software subscriptions, services, and diagnostic imaging also contributed to revenue growth. Revenue growth in our Water and LPD businesses were primarily due to higher realized prices and volumes. The impact on revenue from our acquisition of CoVet on September 15, 2026, was immaterial for the period. Changes in foreign currency exchange rates did not have a significant impact on revenue growth.

The following table presents our consolidated Company results of operations:

	For the Three Months Ended September 30,				Change
Total Company - Results of Operations (dollars in thousands)	2026	Percent of Revenue	2025	Percent of Revenue	Amount	Percentage

Revenue	$1,214,237		$1,105,239		$108,998	9.9%
Cost of revenue	449,939		421,885		28,054	6.6%
Gross profit	764,298	62.9%	683,354	61.8%	80,944	11.8%

Operating expenses:
Sales and marketing	169,850	14.0%	159,157	14.4%	10,693	6.7%
General and administrative	123,283	10.2%	105,936	9.6%	17,347	16.4%
Research and development	68,817	5.7%	63,415	5.7%	5,402	8.5%
Total operating expenses	361,950	29.8%	328,508	29.7%	33,442	10.2%
Income from operations	$402,348	33.1%	$354,846	32.1%	$47,502	13.4%

Gross Profit. Gross profit increased due to higher revenue and a 110 basis point increase in the gross profit margin. The increase in the gross profit margin reflected benefits from higher IDEXX VetLab consumable volume growth and the business mix impact associated with proportionally higher revenue, operational productivity improvements, and net price realization which offset inflationary costs. Changes in foreign currency exchange rates increased the gross profit margin by approximately 20 basis points, including the impact of hedge gains during the current period compared to hedge losses in the prior period.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs, including costs to support our commercial expansion, and higher travel expenses. General and administrative expense increased primarily due to higher consulting and professional services fees, higher compensation and benefits expenses, and higher depreciation and amortization related to technology and infrastructure investments. Research and development expense increased primarily due to higher personnel-related and project costs. Changes in foreign currency exchange rates decreased operating expense growth by less than 1%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Three Months Ended September 30,
Net Revenue (dollars in thousands)	2026	2025	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$967,351	$873,273	$94,078	10.8%	(0.2%)	—	11.0%
IDEXX VetLab consumables	443,245	387,813	55,432	14.3%	(0.3%)	—	14.6%
Rapid assay products	89,135	88,638	497	0.6%	(0.2%)	—	0.7%
Reference laboratory diagnostic and consulting services	399,079	362,725	36,354	10.0%	(0.2%)	—	10.2%
CAG diagnostics services and accessories	35,892	34,097	1,795	5.3%	(0.1%)	—	5.4%
CAG Diagnostics capital - instruments	51,492	51,479	13	—	(0.3%)	—	0.4%
Veterinary software, services and diagnostic imaging systems	97,125	87,782	9,343	10.6%	0.1%	0.7%	9.9%
Recurring revenue	77,472	70,988	6,484	9.1%	0.2%	0.8%	8.2%
Systems and hardware	19,653	16,794	2,859	17.0%	—	—	17.0%
Net CAG revenue	$1,115,968	$1,012,534	$103,434	10.2%	(0.2%)	0.1%	10.4%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher sales volumes of IDEXX VetLab consumables and reference laboratory testing, as well as higher realized prices.

The increase in IDEXX VetLab consumables revenue was primarily due to higher volumes and higher realized prices. Volume gains were supported by increases in testing across major regions, reflecting growth in testing by existing customers, including sales of our expanded menu of available tests, and the benefits from 11% growth in our installed base of premium instruments. Changes in foreign currency exchange rates did not have a significant impact on revenue growth.

Rapid assay revenue increased from higher realized prices, largely offset by lower volumes primarily due to reduced point-of-care vector-borne disease testing volumes, and a shift of customers’ pancreatic lipase testing to our CatalystTM instrument platform. Changes in foreign currency exchange rates did not have a significant impact on revenue growth.

The increase in reference laboratory diagnostic and consulting services revenue was due to higher testing volumes across all major regions and higher realized prices. Volume growth was supported by increased testing by existing and new customers, including sales of our expanded menu of tests. Changes in foreign currency exchange rates did not have a significant impact on revenue growth.

CAG Diagnostics Capital – Instrument Revenue. Instrument revenue was relatively constant compared to the prior period with higher instrument placements, primarily from higher placements of our SediVue DxTM and IDEXX inVue DxTM Analyzers, offset by lower price realization due to program effects on pricing. Changes in foreign currency exchange rates did not have a significant impact on revenue growth.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in recurring revenue was primarily due to higher subscription and integrated services volumes from our expanded software installed base and from higher realized prices. The increase in our systems and hardware revenue was primarily due to higher diagnostic imaging system sales. The impact on revenue from our acquisition of CoVet on September 15, 2026, was immaterial for the period. Changes in foreign currency exchange rates did not have a significant impact on revenue growth.

The following table presents the CAG segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2026	Percent of Revenue	2025	Percent of Revenue	Amount	Percentage

Revenue	$1,115,968		$1,012,534		$103,434	10.2%
Cost of revenue	414,623		385,078		29,545	7.7%
Gross profit	701,345	62.8%	627,456	62.0%	73,889	11.8%

Segment operating expenses:
Sales and marketing	154,476	13.8%	144,608	14.3%	9,868	6.8%
General and administrative	113,403	10.2%	95,498	9.4%	17,905	18.7%
Research and development	63,963	5.7%	58,879	5.8%	5,084	8.6%
Total segment operating expenses	331,842	29.7%	298,985	29.5%	32,857	11.0%
Segment income from operations	$369,503	33.1%	$328,471	32.4%	$41,032	12.5%

Gross Profit. Gross profit increased due to higher revenue and an 80 basis point increase in the gross profit margin. The increase in the gross profit margin reflected benefits from higher IDEXX VetLab consumable volume growth and the business mix impact associated with proportionally higher revenue, operational productivity improvements, and net price realization which offset inflationary costs. Changes in foreign currency exchange rates increased the gross profit margin by approximately 10 basis points, including the impact of hedge gains during the current period compared to hedge losses in the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs, including costs to support our commercial expansion, and higher travel expenses. General and administrative expense increased primarily due to higher consulting and professional services fees, higher compensation and benefits expenses, and higher depreciation and amortization related to technology and infrastructure investments. Research and development expense increased primarily due to higher personnel-related and project costs. Changes in foreign currency exchange rates decreased operating expense growth by less than 1%.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2026	Percent of Revenue	2025	Percent of Revenue	Amount	Percentage

Revenue	$58,836		$54,297		$4,539	8.4%
Cost of revenue	16,122		16,240		(118)	(0.7%)
Gross profit	42,714	72.6%	38,057	70.1%	4,657	12.2%

Segment operating expenses:
Sales and marketing	7,303	12.4%	6,431	11.8%	872	13.6%
General and administrative	4,246	7.2%	3,841	7.1%	405	10.5%
Research and development	1,591	2.7%	1,370	2.5%	221	16.1%
Total segment operating expenses	13,140	22.3%	11,642	21.4%	1,498	12.9%
Segment income from operations	$29,574	50.3%	$26,415	48.6%	$3,159	12.0%

Revenue. The increase in revenue was primarily due to higher realized prices and higher volumes in the Americas. The increase in volumes benefited from higher demand for Colilert test products and related accessories used in coliform and E. coli testing. Changes in foreign currency exchange rates increased revenue growth by 0.6%.

Gross Profit. Gross profit increased due to higher revenue and a 250 basis point increase in the gross profit margin. The net increase in the gross profit margin was primarily due to higher realized prices, partially offset by inflationary costs including higher freight and distribution costs. Changes in foreign currency exchange rates increased the gross profit margin by approximately 50 basis points, including the impact of hedge gains during the current period compared to hedge losses in the prior period.

Segment Operating Expenses. Higher personnel-related costs contributed to increases in sales and marketing, general and administrative, and research and development expenses. Changes in foreign currency exchange rates did not have a significant impact on operating expense growth.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2026	Percent of Revenue	2025	Percent of Revenue	Amount	Percentage

Revenue	$34,828		$33,944		$884	2.6%
Cost of revenue	16,518		17,999		(1,481)	(8.2%)
Gross profit	18,310	52.6%	15,945	47.0%	2,365	14.8%

Segment operating expenses:
Sales and marketing	7,939	22.8%	7,898	23.3%	41	0.5%
General and administrative	5,300	15.2%	4,481	13.2%	819	18.3%
Research and development	3,172	9.1%	3,095	9.1%	77	2.5%
Total segment operating expenses	16,411	47.1%	15,474	45.6%	937	6.1%
Segment income from operations	$1,899	5.5%	$471	1.4%	$1,428	303.2%

Revenue. The increase in revenue was primarily due to higher realized prices and increases in test volumes, particularly in the Americas. The increase in volumes was largely attributable to expanded testing and new customers, partially offset by declines in swine testing in Asia. Changes in foreign currency exchange rates decreased revenue growth by 0.4%.

Gross Profit. The increase in gross profit was primarily due to higher revenue and a 560 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to lower per-unit costs and higher realized prices, which offset inflationary costs and higher depreciation expense. Changes in foreign currency exchange rates increased the gross profit margin by approximately 200 basis points, including the impact of hedge gains during the current period compared to hedge losses in the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher travel costs, partially offset by lower personnel-related costs. General and administrative expense increased primarily due to project-related consulting costs and higher personnel-related costs. Research and development expense increased primarily due to higher consulting costs. Changes in foreign currency exchange rates did not have a significant impact on operating expenses.

Non-Operating Items

Interest Expense and Income. Interest expense was $7.5 million for the three months ended September 30, 2026, compared to $10.7 million for the same period during the prior year primarily due to lower average debt levels. Interest income was $1.0 million and $0.6 million for the three months ended September 30, 2026, and September 30, 2025, respectively.

Gain (Loss) on Equity Investments. For the three months ended September 30, 2026, we recognized realized and unrealized gains on an equity investment of $3.5 million.

Provision for Income Taxes. Our effective income tax rates were 20.6% and 20.4% for the three months ended September 30, 2026, and September 30, 2025, respectively. The increase, compared to the prior period, was primarily due to lower tax benefits from share-based compensation and higher international taxes on foreign earnings. These unfavorable impacts were partially offset by the favorable comparative impact from a prior-year reduction in our U.S. tax benefit associated with FDII that resulted from the acceleration of research and development deductions permitted under changes in U.S. tax law that were enacted in July 2025, and by lower state income tax expense.

We anticipate reductions in share-based compensation tax benefits during the three months ending December 31, 2026, compared to the same period in the prior year, which increases our future effective tax rate. The anticipated reduction in these future tax benefits is due to the elimination of the exception for certain compensation deduction limits as a result of the Tax Cuts and Jobs Act of 2017.

Results of Operations

Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025

Total Company. The following table presents total Company revenue by operating segment:

	For the Nine Months Ended September 30,
Net Revenue (dollars in thousands)	2026	2025	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG	$3,288,256	$2,954,813	$333,443	11.3%	1.1%	—	10.2%
United States	2,151,668	1,976,804	174,864	8.8%	—	—	8.8%
International	1,136,588	978,009	158,579	16.2%	3.3%	—	13.0%

Water	$167,665	$150,619	$17,046	11.3%	2.0%	—	9.3%
United States	87,311	77,663	9,648	12.4%	—	—	12.4%
International	80,354	72,956	7,398	10.1%	4.0%	—	6.2%

LPD	$102,492	$94,302	$8,190	8.7%	2.3%	—	6.3%
United States	20,643	18,416	2,227	12.1%	—	—	12.1%
International	81,849	75,886	5,963	7.9%	2.9%	—	5.0%

Other	$13,229	$13,389	$(160)	(1.2%)	—	—	(1.2%)

Total Company	$3,571,642	$3,213,123	$358,519	11.2%	1.1%	—	10.0%
United States	2,264,782	2,077,770	187,012	9.0%	—	—	9.0%
International	1,306,860	1,135,353	171,507	15.1%	3.3%	—	11.9%

(1)Reported revenue growth and organic revenue growth may not recalculate due to rounding.

Total Company Revenue. The increase in revenue primarily reflected growth in CAG Diagnostics recurring revenue, including benefits from higher volumes and higher realized prices. Volume growth was supported by high customer retention rates with increased testing by existing customers, including our expanded menu of available tests, as well as new customer additions. Lower instrument revenue was primarily due to program effects on pricing. Higher volumes and realized price gains in recurring veterinary software, services, and diagnostic imaging also contributed to revenue growth. Revenue growth in our Water business was primarily due to higher realized prices and volumes. The increase in LPD revenue was primarily due to higher volumes and higher realized prices. Changes in foreign currency exchange rates increased revenue growth by 1.1%.

The following table presents our consolidated Company results of operations:

	For the Nine Months Ended September 30,				Change
Total Company - Results of Operations (dollars in thousands)	2026	Percent of Revenue	2025	Percent of Revenue	Amount	Percentage

Revenue	$3,571,642		$3,213,123		$358,519	11.2%
Cost of revenue	1,305,518		1,211,658		93,860	7.7%
Gross profit	2,266,124	63.4%	2,001,465	62.3%	264,659	13.2%

Operating expenses:
Sales and marketing	516,377	14.5%	476,487	14.8%	39,890	8.4%
General and administrative	359,213	10.1%	296,178	9.2%	63,035	21.3%
Research and development	200,034	5.6%	184,374	5.7%	15,660	8.5%
Total operating expenses	1,075,624	30.1%	957,039	29.8%	118,585	12.4%
Income from operations	$1,190,500	33.3%	$1,044,426	32.5%	$146,074	14.0%

Gross Profit. Gross profit increased due to higher revenue and a 110 basis point increase in the gross profit margin. The increase in the gross profit margin reflected benefits from higher IDEXX VetLab consumable volume growth and the business mix impact associated with proportionally higher revenue; operational productivity improvements, partially offset by higher depreciation cost; and net price realization, which offset inflationary costs. Changes in foreign currency exchange rates increased the gross profit margin by approximately 20 basis points, including the impact of lower hedge gains during the current period compared to the prior period.

Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs, including costs to support our commercial expansion, and higher travel expenses. General and administrative expense increased primarily due to higher personnel-related costs, higher consulting and professional services fees, a prior period reduction in accrued expense of approximately $9 million related to a litigation matter concluded in 2025, higher depreciation and amortization related to technology and infrastructure investments, and a $5 million expense for the full impairment of an equity investment in the first quarter of the current year. Research and development expense increased primarily due to higher personnel-related and project costs. Changes in foreign currency exchange rates increased operating expense growth by less than 1%.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

	For the Nine Months Ended September 30,
Net Revenue (dollars in thousands)	2026	2025	Dollar Change	Reported Revenue Growth (1)	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth (1)

CAG Diagnostics recurring revenue:	$2,862,377	$2,557,535	$304,842	11.9%	1.1%	—	10.8%
IDEXX VetLab consumables	1,286,164	1,107,704	178,460	16.1%	1.6%	—	14.5%
Rapid assay products	275,648	272,912	2,736	1.0%	0.4%	—	0.6%
Reference laboratory diagnostic and consulting services	1,191,987	1,074,825	117,162	10.9%	0.8%	—	10.1%
CAG diagnostics services and accessories	108,578	102,094	6,484	6.4%	1.5%	—	4.9%
CAG Diagnostics capital - instruments	$141,115	$142,073	$(958)	(0.7%)	0.8%	—	(1.4%)
Veterinary software, services and diagnostic imaging systems:	$284,764	$255,205	$29,559	11.6%	0.5%	0.2%	10.9%
Recurring revenue	227,351	205,735	21,616	10.5%	0.6%	0.3%	9.7%
Systems and hardware	57,413	49,470	7,943	16.1%	0.2%	—	15.8%
Net CAG revenue	$3,288,256	$2,954,813	$333,443	11.3%	1.1%	—	10.2%

(1) Reported revenue growth and organic revenue growth may not recalculate due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was primarily due to higher sales volumes of IDEXX VetLab consumables and reference laboratory testing, as well as higher realized prices. Changes in foreign currency exchange rates increased revenue growth by 1.1%.

The increase in IDEXX VetLab consumables revenue was primarily due to higher volumes and higher realized prices. Volume gains were supported by increases in testing across major regions, reflecting growth in testing by existing customers, including sales of our expanded menu of available tests, and the benefits from 11% growth in our installed base of premium instruments. Changes in foreign currency exchange rates increased revenue growth by 1.6%.

Rapid assay revenue increased from higher realized prices, moderated by lower volumes primarily due to reduced point-of-care vector-borne disease testing volumes, and a shift of customers’ pancreatic lipase testing to our Catalyst instrument platform. Changes in foreign currency exchange rates increased revenue growth by 0.4%.

The increase in reference laboratory diagnostic and consulting services revenue was due to higher testing volumes across all major regions and higher realized prices. Volume growth was supported by increased testing by existing and new customers, including sales of our expanded menu of tests. The impact of changes in foreign currency exchange rates increased revenue growth by 0.8%.

CAG Diagnostics Capital – Instrument Revenue. The decrease in instrument revenue was primarily due to program effects on pricing, partially offset by instrument sales mix. Changes in foreign currency exchange rates increased revenue growth by 0.8%.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in recurring revenue was primarily due to higher subscription and integrated services volumes from our expanded SaaS installed base and from higher realized prices. The increase in our systems and hardware revenue was primarily due to higher diagnostic imaging system sales. Changes in foreign currency exchange rates increased revenue growth by 0.5%. The impact on revenue from our acquisition of CoVet on September 15, 2026, was immaterial for the period.

The following table presents the CAG segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2026	Percent of Revenue	2025	Percent of Revenue	Amount	Percentage

Revenue	$3,288,256		$2,954,813		$333,443	11.3%
Cost of revenue	1,203,615		1,110,432		93,183	8.4%
Gross profit	2,084,641	63.4%	1,844,381	62.4%	240,260	13.0%

Segment operating expenses:
Sales and marketing	470,691	14.3%	434,416	14.7%	36,275	8.4%
General and administrative	328,062	10.0%	267,110	9.0%	60,952	22.8%
Research and development	185,547	5.6%	170,752	5.8%	14,795	8.7%
Total segment operating expenses	984,300	29.9%	872,278	29.5%	112,022	12.8%
Segment income from operations	$1,100,341	33.5%	$972,103	32.9%	$128,238	13.2%

Gross Profit. Gross profit increased due to higher revenue and a 100 basis point increase in the gross profit margin. The increase in the gross profit margin reflected benefits from higher IDEXX VetLab consumable volume growth and the business mix impact associated with proportionally higher revenue; operational productivity improvements, partially offset by higher depreciation costs; and net price realization, which offset inflationary costs. Changes in foreign currency exchange rates increased the gross profit margin by approximately 10 basis points, including the impact of lower hedge gains during the current period compared to the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher personnel-related costs, including costs to support our commercial expansion, and higher travel expenses. General and administrative expense increased primarily due to higher personnel-related costs, higher consulting and professional services fees, a prior period reduction in accrued expense of approximately $9 million related to a litigation matter concluded in 2025, higher depreciation and amortization related to technology and infrastructure investments, and a $5 million expense for the full impairment of an equity investment in the first quarter of the current year. Research and development expense increased primarily due to higher personnel-related and project costs. Changes in foreign currency exchange rates increased operating expense growth by less than 1%.

Water

The following table presents the Water segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2026	Percent of Revenue	2025	Percent of Revenue	Amount	Percentage

Revenue	$167,665		$150,619		$17,046	11.3%
Cost of revenue	44,816		44,978		(162)	(0.4%)
Gross profit	122,849	73.3%	105,641	70.1%	17,208	16.3%

Segment operating expenses:
Sales and marketing	21,300	12.7%	18,538	12.3%	2,762	14.9%
General and administrative	13,214	7.9%	10,964	7.3%	2,250	20.5%
Research and development	4,818	2.9%	4,265	2.8%	553	13.0%
Total segment operating expenses	39,332	23.5%	33,767	22.4%	5,565	16.5%
Segment income from operations	$83,517	49.8%	$71,874	47.7%	$11,643	16.2%

Revenue. The increase in revenue was primarily due to higher realized prices and higher volumes in North America. The increase in volumes benefited from higher demand for Colilert test products and related accessories used in coliform and E. coli testing. Changes in foreign currency exchange rates increased revenue growth by 2.0%.

Gross Profit. Gross profit increased due to higher revenue and a 320 basis point increase in the gross profit margin. The net increase in the gross profit margin was primarily due to higher realized prices, partially offset by inflationary costs including higher freight and distribution costs. Changes in foreign currency exchange rates increased the gross profit margin by approximately 10 basis points including the impact of hedge losses during the current period compared to hedge gains in the prior period.

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

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations (dollars in thousands)	2026	Percent of Revenue	2025	Percent of Revenue	Amount	Percentage

Revenue	$102,492		$94,302		$8,190	8.7%
Cost of revenue	48,621		49,063		(442)	(0.9%)
Gross profit	53,871	52.6%	45,239	48.0%	8,632	19.1%

Segment operating expenses:
Sales and marketing	23,888	23.3%	22,756	24.1%	1,132	5.0%
General and administrative	14,947	14.6%	13,410	14.2%	1,537	11.5%
Research and development	9,436	9.2%	8,982	9.5%	454	5.1%
Total segment operating expenses	48,271	47.1%	45,148	47.9%	3,123	6.9%
Segment income from operations	$5,600	5.5%	$91	0.1%	$5,509	6,053.8%

Revenue. The increase in revenue was primarily due to higher test volumes, particularly in Europe and the Americas, and higher realized prices. The increase in volumes was largely attributable to new customers and favorable timing impacts in Europe due to changes in customer ordering patterns compared to the same period during the prior year. Changes in foreign currency exchange rates increased revenue growth by 2.3%.

Gross Profit. The increase in gross profit was primarily due to higher revenue and a 460 basis point increase in the gross profit margin. The increase in the gross profit margin was primarily due to lower per-unit costs from higher sales volumes, and higher realized prices, which offset inflationary costs and higher depreciation expense. Changes in foreign currency exchange rates increased the gross profit margin by approximately 80 basis points, including the impact of hedge gains during the current period compared to hedge losses in the prior period.

Segment Operating Expenses. Sales and marketing expense increased primarily due to higher travel costs. General and administrative expense increased primarily due to project-related consulting costs and higher personnel-related costs. Research and development expense increased primarily due to higher consulting costs. Changes in foreign currency exchange rates increased operating expense growth by approximately 1%.

Non-Operating Items

Interest Expense and Income. Interest expense was $25.4 million for the nine months ended September 30, 2026, compared to $29.6 million for the same period during the prior year primarily due to lower average debt levels and lower average interest rates. Interest income was $2.2 million for the nine months ended September 30, 2026, compared to $2.4 million for the same period during the prior year.

Gain (Loss) on Equity Investments. For the nine months ended September 30, 2026, we recognized realized and unrealized gains on an equity investment of $4.7 million.

Provision for Income Taxes. Our effective income tax rates were 20.3% and 20.2% for the nine months ended September 30, 2026, and September 30, 2025, respectively. The increase, compared with the prior-year period, was primarily due to lower tax benefits from share-based compensation and from the resolution of international tax audits in the prior year. These unfavorable impacts were partially offset by the favorable comparative impact from a prior-year reduction in our U.S. tax benefit associated with FDII that resulted from the acceleration of research and development deductions permitted under changes in U.S. tax law that were enacted in July 2025.

We anticipate reductions in share-based compensation tax benefits during the three months ending December 31, 2026, compared to the same period in the prior year, which increases our effective tax rate in 2026. The anticipated reduction in these future tax benefits is due to the elimination of the exception for certain compensation deduction limits as a result of the Tax Cuts and Jobs Act of 2017.

Liquidity and Capital Resources

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings, and amounts available under our Credit Facility. We generate cash primarily through the payments made by customers for our companion animal, livestock, poultry, dairy, and water products and services, consulting services, and other various systems and services. Our cash disbursements are primarily related to compensation and benefits for our employees, inventory and supplies, repurchase of our common stock, taxes, research and development, capital expenditures, rents, occupancy-related charges, interest expense, and business acquisitions. Working capital totaled $235.8 million as of September 30, 2026, compared to $265.0 million as of December 31, 2025. The change in working capital is primarily due to higher current borrowings outstanding on our Credit Facility, partially offset by higher accounts receivable. As of September 30, 2026, we had $197.5 million of cash and cash equivalents, compared to $180.1 million as of December 31, 2025. As of September 30, 2026, we had a remaining borrowing availability of $773.2 million under our $1.25 billion Credit Facility, with $474.0 million in outstanding borrowings under our Credit Facility, and an option for the Company to incur incremental revolving credit commitments and/or term loans in the aggregate principal amount of up to $250.0 million. As of December 31, 2025, we had $398.0 million in outstanding borrowings under our Credit Facility. The general availability of funds under our Credit Facility is reduced by $2.8 million for outstanding letters of credit. We believe that, if necessary, we could obtain additional borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to incur incremental revolving credit commitments and/or term loans under our Credit Facility and otherwise obtain additional financing, will also be sufficient to fund our business as currently conducted for the foreseeable future. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions. Should we require more capital in the U.S. than is generated by our operations, for example to fund significant discretionary activities, we could elect to raise capital in the U.S. through the incurrence of debt or equity issuances, which we may not be able to complete on favorable terms or at all. In addition, these alternatives could result in increased interest expense or other dilution of our earnings.

We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and cash equivalents are generally available without restrictions to fund ordinary business operations outside the U.S.

The following table presents cash, cash equivalents, and marketable securities held domestically and by our foreign subsidiaries:

(in thousands)	September 30, 2026	December 31, 2025

U.S.	$14,113	$1,606
Foreign	183,423	178,464
Total cash and cash equivalents	$197,536	$180,070

Total cash and cash equivalents held in U.S. dollars by our foreign subsidiaries	$23,259	$24,571
As of September 30, 2026, and December 31, 2025, more than 99% of the cash and cash equivalents were held as bank deposits at a diversified group of institutions, primarily systemically important banks. Cash and cash equivalents as of September 30, 2026, included approximately $0.9 million in cash denominated in non-U.S. currencies held in a country with currency control restrictions, which limit our ability to transfer funds outside of the country in which they are held without incurring costs. The currency control restricted cash is generally available for use within the country where it is held.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025

Days sales outstanding (1)	46.7	46.2	46.2	46.8	46.5
Inventory turns (2)	1.5	1.4	1.4	1.6	1.5

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

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Nine Months Ended September 30,
(in thousands)	2026	2025	Change

Net cash provided by operating activities	$1,063,127	$826,045	$237,082
Net cash used by investing activities	(307,140)	(108,109)	(199,031)
Net cash used by financing activities	(737,466)	(809,262)	71,796
Net effect of changes in exchange rates on cash	(1,055)	11,226	(12,281)
Net change in cash and cash equivalents	$17,466	$(80,100)	$97,566

Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2026, was $1,063.1 million, which was a net increase in operating cash flows of $237.1 million, compared to the same period during the prior year. Cash was provided from net income of $934.0 million, adjusted for net non-cash items of $198.2 million, partially offset by a net decrease from changes in operating assets and liabilities of $69.1 million.

The following table presents cash flow impacts from changes in operating assets and liabilities, excluding the effects of foreign exchange rate fluctuations:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025	Change

Accounts receivable	$(72,762)	$(82,586)	$9,824
Inventories	(123)	(2,202)	2,079
Other assets and liabilities	(18,793)	(154,728)	135,935
Accounts payable	22,578	(4,977)	27,555
Total change in cash due to changes in operating assets and liabilities	$(69,100)	$(244,493)	$175,393

Cash used by changes in operating assets and liabilities during the nine months ended September 30, 2026, decreased $175.4 million, compared to the same period during the prior year. The decrease in cash used for other assets and liabilities was primarily due to a payment in the prior year of approximately $80 million to conclude a litigation matter and a prior year decrease in income taxes payable associated with the acceleration of research and development deductions permitted under changes in U.S. tax law that were enacted in July 2025.

We have historically experienced proportionately lower net cash flows from operating activities during the first quarter and proportionately higher cash flows from operating activities for the remainder of the year, driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned.

Investing Activities. Net cash used by investing activities was $307.1 million during the nine months ended September 30, 2026, compared to $108.1 million for the same period during the prior year. The increase in cash used by investing activities was primarily due to the acquisition of a software business, CoVet, in the current year, partially offset by lower capital expenditures for property, equipment, and intangible assets.

Our total capital expenditure plan for 2026 is estimated to be approximately $160.0 million, which includes capital investments in manufacturing and operations facilities to support growth, as well as investments in customer-facing software development.

Financing Activities. Net cash used by financing activities was $737.5 million during the nine months ended September 30, 2026, compared to $809.3 million used for the same period during the prior year. The decrease in net cash used was primarily due to a $169.2 million reduction in cash used for share repurchases, compared to the same period during the prior year, and $28.4 million in lower payments on our Seniors Notes, compared to the prior period, partially offset by $129.0 million less cash provided by net borrowings under our Credit Facility, compared to the prior period.

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

As of September 30, 2026, we had $474.0 million in outstanding borrowings under our Credit Facility, of which $250.0 million was on our Term Loan under our Credit Facility. Our Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of sanctions laws and regulations.

We repaid the aggregate principal amount of $75.0 million on our 2026 Senior Notes at maturity during the third quarter of the current period. The aggregate principal amount of our 2027 Series B Notes will become due and payable on February 12, 2027. We anticipate funding the full repayment of our 2027 Series B Notes for $75.0 million when due on February 12, 2027, with available cash on hand, borrowings under our Credit Facility, proceeds from the issuance of new notes, or a combination thereof. The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements, and violations of sanctions laws and regulations.

The sole financial covenant under the Credit Facility and Senior Note Agreements is a consolidated leverage ratio test, calculated in accordance with the terms of each of these agreements, not to exceed 3.5-to-1. As of September 30, 2026, our consolidated leverage ratio, as defined in the Credit Facility and Senior Notes Agreements, was 0.5-to-1, and we were in compliance with all of the covenants of the Senior Note Agreements and Credit Facility.

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies, and guarantees as of September 30, 2026, are described in “Note 16. Commitments, Contingencies and Guarantees” to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Impacts. Our foreign currency exchange impacts are comprised of three components: 1) local currency revenue and expenses; 2) the impact of foreign currency exchange hedge contracts; and 3) intercompany and monetary balances of our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary.

Approximately 24% and 23% of our consolidated revenue was derived from products manufactured or sourced in U.S. dollars and sold internationally in local currencies for the three and nine months ended September 30, 2026, respectively, compared to approximately 23% and 22% for the three and nine months ended September 30, 2025, respectively. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenue derived in currencies other than the U.S. dollar and on profits of products manufactured or purchased in U.S. dollars and sold internationally, and a weakening of the U.S. dollar has the opposite effects. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impacts of foreign currency denominated costs and expenses and foreign currency denominated supply contracts partially offset this exposure. We also enter into foreign currency exchange contracts, designated as hedges, to manage the exchange risk associated with intercompany inventory purchases and sales that are denominated in certain currencies other than the U.S. dollar.

The following table presents the estimated foreign currency exchange impacts on our revenue, operating profit, and diluted earnings per share for the current period compared to the respective prior-year period:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025

Revenue increase (decrease)	$(2,371)	$13,034	$37,286	$13,235

Operating profit increase (decrease), excluding hedge activity and exchange impacts on settlement of foreign currency denominated transactions	$(1,028)	$7,349	$21,526	$5,554
Hedge gains (losses) - current period	798	(1,965)	514	600
Foreign currency transactions gains (losses) - current period	812	(1,587)	122	(2,826)
Operating profit increase (decrease) - current period	582	3,797	22,162	3,328

Hedge (gains) losses - comparable period in the prior year	1,965	(512)	(600)	(3,043)
Foreign currency transaction (gains) losses - comparable period in the prior year	1,587	(1,381)	2,826	553
Operating profit increase (decrease) - compared to prior period	$4,134	$1,904	$24,388	$838

Diluted earnings per share increase (decrease) - compared to prior period (1)	$0.04	$0.02	$0.24	$0.01
(1) The impacts on diluted earnings per share presented may not recalculate due to rounding.

At our current foreign exchange rate assumptions, we anticipate year-over-year changes for the remainder of the year will decrease our revenue, and increase operating profit and diluted earnings per share by approximately $8 million, $1 million and $0.01 per share, respectively. These favorable currency impacts to our operating profit and diluted earnings per share include net year-over-year impacts of foreign currency hedging activity, which is expected to increase our total operating profit by approximately $4 million and $0.04 per share for the remainder of the year ending December 31, 2026. These estimates assume that the value of the U.S. dollar will reflect the euro at $1.12, the British pound at $1.32, the Canadian dollar at $0.70, and the Australian dollar at $0.69; and the Japanese yen at ¥160, the Chinese renminbi at RMB 6.80, and the Brazilian real at R$5.05 relative to the U.S. dollar for the remainder of 2026. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations.

The foreign currency exchange impacts on our projected revenue and expenses for the remainder of 2026 will be different from our estimates if actual foreign exchange rates are different from our assumptions. Excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1% strengthening of the U.S. dollar would reduce revenue by approximately $4 million and operating income by approximately $2 million, net of hedge positions.

Interest Rate Risk. We entered into an interest rate swap to reduce the effect of variable interest obligations of our Term Loan. Beginning in November 2025, the variable interest rate associated with our $250.0 million Term Loan became effectively fixed at 3.4%, plus the applicable credit spread, through November 12, 2028. Borrowings outstanding under our Credit Facility at September 30, 2026, were $474.0 million. We have designated the interest rate swap as a cash flow hedge. For more information regarding our interest rate swap, refer to “Part I, Item 1. Financial Statements, Note 19. Hedging Instruments.”

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (d)

July 1 to July 31, 2026	172,200		$559.54	172,200	2,380,370
August 1 to August 31, 2026	26,400		$585.84	26,400	2,353,970
September 1 to September 30, 2026	275		$545.16	—	2,353,970
Total	198,875	(2)		198,600	2,353,970

(1)Our Board of Directors has approved the repurchase of up to 78 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The initial program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program has been increased by the Board of Directors on numerous occasions. There is no specified expiration date for this repurchase program, and it may be suspended or discontinued at any time. There were no other repurchase programs outstanding during the three months ended September 30, 2026, and no share repurchase programs expired during the period.

(2)During the three months ended September 30, 2026, we received 275 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

(3)Includes a 1% excise tax on the value of shares repurchased in the open market, net of a reduction for eligible stock issuances.

Refer to “Note 12. Repurchases of Common Stock” to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Item 5. Other Information

Rule 10b5-1 Trading Plan Elections

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date / Period End Date	Filed / Furnished Herewith

Rule 13a-14(a)/15d-14(a) certifications

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

Interactive data file

101
The following financial and related information from IDEXX Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline eXtensible Business Reportable Language (iXBRL) includes: (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statement of Cash Flows; and, (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL, and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Andrew Emerson
Date: November 2, 2026	Andrew Emerson
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)